Form 10-Q
period 1999-06-30
AURORA FOODS INC /DE/
filed 1999-08-12
CIK 1060024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q



     (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999


                                       OR


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________


                        Commission file number 333-50681
                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                        94-3303521
           ---------                                       ----------
  (State or Other Jurisdiction of              (IRS Employer Identification No.)
   Incorporation or Organization)


                       456 Montgomery Street, Suite 2200
                            San Francisco, CA  94104
          (Address of Principal Executive Office, Including Zip Code)

                                 (415) 982-3019
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                              Shares Outstanding
                                                                  August 5, 1999
Common stock, $0.01 par value                                         67,030,666

                                     PART I
                                     ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 13.

                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                    June 30,           December 31,
                                                                                      1999                  1998
                                                                                 ---------------     ----------------
ASSETS                                                                             (unaudited)
Current assets:
     Cash and cash equivalents                                                        $    1,422           $      354
     Accounts receivable (net of $728 and $670 allowance, respectively)                  113,288               86,539
     Inventories (Note 3)                                                                 89,858               76,674
     Prepaid expenses and other assets                                                    11,411                6,517
     Current deferred tax assets                                                          22,149                8,251
                                                                                      ----------           ----------
          Total current assets                                                           238,128              178,335

Property, plant and equipment, net                                                       165,624              153,167
Goodwill and other intangible assets, net                                              1,122,681            1,072,760
Other assets                                                                              31,113               29,620
                                                                                      ----------           ----------
          Total assets                                                                $1,557,546           $1,433,882
                                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                      $   20,283           $   20,000
     Senior secured revolving debt facility                                               93,350               85,850
     Accounts payable                                                                     52,258               59,078
     Accrued liabilities                                                                  46,592               49,836
                                                                                      ----------           ----------

          Total current liabilities                                                      212,483              214,764

Non-current deferred tax liabilities                                                      23,921                  649
Other liabilities                                                                         11,801               12,372
Senior secured term debt                                                                 287,116              200,000
Senior subordinated notes                                                                402,149              402,242
                                                                                      ----------           ----------
          Total liabilities                                                              937,470              830,027
                                                                                      ----------           ----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                            -                    -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; 67,030,666 and 67,016,173,
        respectively, shares issued and outstanding                                          670                  670
     Paid-in capital                                                                     648,104              647,889
     Promissory notes                                                                       (339)                (562)
     Accumulated deficit (Note 4)                                                        (28,359)             (44,142)
                                                                                      ----------           ----------
          Total stockholders' equity                                                     620,076              603,855
                                                                                      ----------           ----------
          Total liabilities and stockholders' equity                                  $1,557,546           $1,433,882
                                                                                      ==========           ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                               Three Months Ended June 30,
                                                                        ----------------------------------------
                                                                             1999                      1998
                                                                        ---------------          ---------------
Net sales                                                                      $221,711                 $199,813
Cost of goods sold                                                               87,369                   81,743
                                                                        ---------------          ---------------
     Gross profit                                                               134,342                  118,070
                                                                        ---------------          ---------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                  22,031                   18,857
     Trade promotions                                                            47,004                   45,302
     Consumer marketing                                                          15,930                   13,497
                                                                        ---------------          ---------------
Total brokerage, distribution and marketing expenses                             84,965                   77,656
Amortization of goodwill and other intangibles                                    9,082                    8,189
Selling, general and administrative expenses                                      7,795                    7,558
Incentive plan credit (Note 4)                                                        -                   (3,417)
Transition expenses (Note 5)                                                      3,071                    2,522
                                                                        ---------------          ---------------
Total operating expenses                                                        104,913                   92,508
                                                                        ---------------          ---------------
     Operating income                                                            29,429                   25,562
Interest expense, net                                                            15,748                   21,363
Amortization of deferred financing expense                                          485                      587
Other bank and financing expenses                                                    50                       89
                                                                        ---------------          ---------------
     Income before income taxes                                                  13,146                    3,523
Income tax expense                                                                5,193                      293
                                                                        ---------------          ---------------
     Net income                                                                $  7,953                 $  3,230
                                                                        ===============          ===============
Basic and diluted earnings per share                                           $   0.12                 $   0.06
                                                                        ===============          ===============
Weighted average number of shares outstanding                                    67,016                   51,981
                                                                        ===============          ===============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                 Six Months Ended June 30,
                                                                          ---------------------------------------
                                                                              1999                      1998
                                                                          --------------           --------------
Net sales                                                                       $482,761                 $289,198
Cost of goods sold                                                               191,497                  119,477
                                                                          --------------           --------------
     Gross profit                                                                291,264                  169,721
                                                                          --------------           --------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                   46,665                   28,213
     Trade promotions                                                            108,377                   60,870
     Consumer marketing                                                           38,488                   21,495
                                                                          --------------           --------------
Total brokerage, distribution and marketing expenses                             193,530                  110,578
Amortization of goodwill and other intangibles                                    17,854                   12,786
Selling, general and administrative expenses                                      15,138                    9,904
Incentive plan expense (Note 4)                                                        -                   56,583
Transition expenses (Note 5)                                                       7,342                    4,447
                                                                          --------------           --------------
Total operating expenses                                                         233,864                  194,298
                                                                          --------------           --------------
     Operating income (loss)                                                      57,400                  (24,577)
Interest expense, net                                                             30,328                   33,977
Amortization of deferred financing expense                                           882                    1,099
Other bank and financing expenses                                                    102                      140
                                                                          --------------           --------------
     Income (loss) before income taxes and extraordinary item                     26,088                  (59,793)
Income tax expense (benefit)                                                      10,305                      (67)
                                                                          --------------           --------------
     Net income (loss) before extraordinary item                                  15,783                  (59,726)
Extraordinary loss on early extinguishment of debt,
  net of tax of $1,184                                                                 -                    1,876
                                                                          --------------           --------------
     Net income (loss)                                                          $ 15,783                 $(61,602)
                                                                          ==============           ==============
Basic and diluted earnings (loss) per share before extraordinary item           $   0.24                 $  (1.47)
Extraordinary loss item per share                                                      -                     0.05
                                                                          --------------           --------------
Basic and diluted earnings (loss) per share                                     $   0.24                 $  (1.52)
                                                                          ==============           ==============
Weighted average number of shares outstanding                                     67,016                   40,580
                                                                          ==============           ==============


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                             Common Stock       Additional
                                      ----------------------     Paid-in      Promissory     Accumulated
                                         Shares       Amount     Capital         Notes         Deficit         Total
                                      ------------   -------   -----------   -----------    ------------    ----------
Balance at December 31, 1998                67,016      $670      $647,889         $(562)       $(44,142)     $603,855
Payments on officer promissory notes             -         -             -           223               -           223
Employee stock purchases                        15         -           215             -               -           215
Net income                                       -         -             -             -          15,783        15,783
                                      ------------   -------   -----------   -----------    ------------    ----------
Balance at June 30, 1999                    67,031      $670      $648,104         $(339)       $(28,359)     $620,076
                                      ============   =======   ===========   ===========    ============    ==========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              Six Months Ended June 30,
                                                                                  --------------------------------------------------
                                                                                           1999                         1998
                                                                                  ---------------------        ---------------------
Cash flows from operating activities:
     Net income (loss)                                                                        $  15,783                    $(61,602)
     Early extinguishment of debt, net of tax of $1,184                                               -                       1,876
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                                           25,265                      17,742
         Deferred income taxes                                                                   10,305                         (67)
         Loss on disposition of fixed asset                                                          11                           -
         Incentive plan expense (Note 4)                                                              -                      56,583
         Change in assets and liabilities, net of effects of businesses acquired:
             Increase in accounts receivable                                                    (19,135)                    (28,178)
             Increase in inventories                                                             (2,005)                    (29,817)
             Increase in prepaid expenses and other assets                                       (4,780)                     (5,020)
             (Decrease) increase in accounts payable                                            (16,036)                     29,464
             (Decrease) increase in accrued liabilities                                          (7,006)                     21,723
                                                                                  ---------------------        ---------------------
Net cash provided by operating activities                                                         2,402                       2,704
                                                                                  ---------------------        ---------------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                                 (15,348)                     (7,391)
     Changes to other non-current assets and liabilities                                         (3,874)                     (1,467)
     Proceeds from sale of assets                                                                     -                      28,012
     Payment for acquisition of businesses                                                      (75,128)                   (463,762)
                                                                                  ---------------------        ---------------------
Net cash used in investing activities                                                           (94,350)                   (444,608)
                                                                                  ---------------------        ---------------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                                       229,651                     473,000
     Repayment of borrowings                                                                   (134,750)                   (114,000)
     Capital contributions, net of officer promissory notes                                         438                      93,806
     Debt issuance and equity raising costs                                                      (2,323)                    (12,501)
                                                                                  ---------------------        ---------------------
Net cash provided by financing activities                                                        93,016                     440,305
                                                                                  ---------------------        ---------------------

Increase (decrease) in cash and cash equivalents                                                  1,068                      (1,599)
Cash and cash equivalents, beginning of period                                                      354                       4,717
                                                                                  ---------------------        ---------------------

Cash and cash equivalents, end of period                                                      $   1,422                   $   3,118
                                                                                  =====================        =====================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

INTERIM FINANCIAL STATEMENTS

The interim financial statements of Aurora Foods Inc. (the "Company"), included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year.

For further information, reference should be made to the financial statements of the Company and notes thereto included in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1998.

THE COMPANY, ITS BUSINESS AND OWNERSHIP

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business from Conopco, Inc., a subsidiary of Unilever United States, Inc. AurFoods subsequently acquired the Log Cabin(R) syrup business from Kraft Foods, Inc. in July 1997 and the Duncan Hines(R) baking mix business ("DH") from The Procter & Gamble Company ("P&G") in January 1998.

Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings") and was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from The Quaker Oats Company in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC").

On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution"). In return for these contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC. The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC was their equity in Holdings and VDK Holdings, respectively. New LLC accounted for the contribution of the ownership of Holdings at MBW LLC's historical cost and the contribution of the ownership of VDK Holdings was accounted for as an acquisition using the purchase method of accounting at New LLC's cost. After giving effect to the Contribution, New LLC directly held 100% of Holdings' capital stock and Holdings continued to hold directly 100% of AurFoods capital stock and New LLC directly held 100% of VDK Holdings' capital stock and VDK Holdings continued to hold directly 100% of VDK's capital stock. On June 25, 1998, New LLC contributed to the Company all the issued and outstanding stock of Holdings and VDK Holdings. Therefore, the Company's financial statements, as it is the successor to Holdings, includes the historical financial information of Holdings from its inception. New LLC was then dissolved in connection with the IPO (defined below).

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company and the initial public offering (the "IPO" or "Equity Offerings") of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's Common Stock sold by New LLC was consummated at an initial public offering price of $21.00 per share. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities to (i) repay $180.8 million of senior secured bank debt under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and the Chase Manhattan Bank, as agent, as amended,
(ii) repay $467.0 million under the Second Amended and Restated Credit Agreement, dated January 16, 1998 by and among Holdings, the Company, the lenders listed therein, the Chase Manhattan Bank, the National Westminster Bank PLC, and Swiss Bank Corporation (the "Senior Bank Facilities"), (iii) redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) in the principal amount of $100.0 million and (iv) pay the $14.5 million redemption premium
associated with the VDK Notes.   As a result of the early extinguishment of the
Senior Bank Facilities, the Company recorded in the year ended December 31, 1998 an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write off of deferred financing charges.

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 4 - Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million. The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary Seacoast.

NOTE 2 -- VDK HOLDINGS, INC. ACQUISITION
----------------------------------------

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See Note 1
- Basis of Presentation). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

        Value of stock used to acquire VDK Holdings             $ 183,469
        Liabilities assumed                                       383,063
        Other acquisition costs                                     9,700
                                                            -------------
                                                                  576,232
        Cost assigned to tangible assets                         (200,214)
                                                            -------------

        Cost attributable to intangible assets                  $ 376,018
                                                            =============


Had the VDK Holdings and DH acquisitions taken place January 1, 1998, the unaudited pro forma results of operations for the three and six months periods ended June 30, 1998 would have been as follows (in thousands):

                                        Three Months Ended June 30,                      Six Months Ended June 30,
                                ------------------------------------------      ------------------------------------------
                                        1999                     1998                   1999                     1998
                                -----------------        -----------------      -----------------        -----------------
                                     (actual)                (pro forma)             (actual)                (pro forma)
    Net sales                            $221,711                 $206,652               $482,761                 $446,989
                                =================        =================      =================        =================

    Gross profit                         $134,342                 $122,064               $291,264                 $267,290
                                =================        =================      =================        =================

    Operating income (loss)              $ 29,429                 $ 25,346               $ 57,400                 $(73,873)
                                =================        =================      =================        =================

NOTE 3 -- INVENTORIES
---------------------

Inventories consist of the following (in thousands):

                                            June 30,         December 31,
                                             1999                1998
                                         ------------        ------------
Raw materials                                 $26,507             $17,982
Work in process                                   670                 271
Finished goods                                 57,855              54,640
Packaging and other supplies                    4,826               3,781
                                         ------------        ------------
                                              $89,858             $76,674
                                         ============        ============


NOTE 4 -- INCENTIVE PLAN EXPENSE
--------------------------------

AURORA INCENTIVE PLAN

The Amended and Restated Limited Liability Company Agreement of MBW LLC contained an incentive plan (the "Aurora Plan") as a means by which certain key employees and other specifically designated persons ("Aurora Covered Employees") of AurFoods and/or affiliated with AurFoods, were given an opportunity to benefit from appreciation in the value of AurFoods. Under the Aurora Plan, Aurora Covered Employees were issued a specific class of limited liability company member units ("Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of AurFoods. The Management Units were subject to vesting requirements based on terms of employment or other factors.

Prior to the closing of the Equity Offerings, the final value of all classes of Management Units were determined based on the valuation of the Common Stock held indirectly by MBW LLC, and upon the closing of the Equity Offerings all unvested Management Units became fully vested. The aggregate value of all Management Units was $58.9 million. Through December 27, 1997, the Company had recorded estimated incentive plan expense of $2.3 million based on the estimated valuation of the Company at that time. Additional incentive plan expense of $56.6 million was recorded in the first and second quarters of 1998.

The incentive plan expense was recorded as a liability of MBW LLC as sponsor of the Aurora Plan. However, because the Aurora Plan was for the benefit of Aurora Covered Employees, expense recognized under the Aurora Plan was pushed down to the Company as incentive plan expense and as additional paid-in capital from its parent. No additional incentive plan expense will be recorded under the Aurora Plan.

MBW LLC satisfied its liability under the Aurora Plan by distributing 4,152,417 shares of Common Stock of the Company based on the valuation of the Management Units at the initial public offering price of the Company's Common Stock on the dissolution of MBW Investors LLC.

VDK INCENTIVE PLAN

VDK LLC provided a compensation arrangement (the "VDK Plan") as a means by which certain key employees, and other specifically designated persons ("VDK Covered Employees") of VDK and/or affiliated with VDK, were given an opportunity to benefit from appreciation in the equity value of VDK. Under the VDK Plan, VDK Covered Employees were issued a specific class of limited liability company member units and/or performance-based units (collectively, "VDK Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of VDK. The VDK Management Units were subject to vesting requirements based on terms of employment or other factors.

Prior to the closing of the Equity Offerings, the final value of all classes of VDK Management Units were determined based on the valuation of the shares of the Company held indirectly by VDK LLC, and upon the closing of the Equity Offerings all unvested VDK Management Units became fully vested. The aggregate value of all VDK Management Units was $66.7 million. Through December 31, 1997, no incentive plan expense had been recorded by VDK based on the estimated valuation of VDK at that time. Incentive plan expense of $66.7 million was recorded in the first and second quarters of 1998. The incentive plan expense was recorded as a liability of VDK LLC as sponsor of the VDK Plan. However, because the VDK Plan was for the benefit of VDK Covered Employees, expense recognized under the VDK Plan was pushed down to VDK as incentive plan expense and as additional paid-in capital from its parent. No additional incentive plan expense will be recorded under the VDK Plan.

VDK LLC (or the Company as described below) will distribute a fixed number of shares of Common Stock of the Company upon the dissolution of VDK LLC, based on the valuation of the VDK Management Units at the initial public offering price of the Company's Common Stock.

The VDK Plan provides for tax gross-up payments on certain distributions. Because the Company will receive the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit is expected to exceed the amount of the tax gross-up payments, the Company will bear the $11.8 million liability for any such tax gross-up payments due. The tax benefit of the tax gross-up payment and related distributions of $17.3 million, which more than offsets the gross-up payments, has been recorded to income tax expense and as a deferred tax asset.

To facilitate payment of the tax gross-up obligation and recognition of related tax benefits, VDK adopted a new incentive plan (the "New VDK Plan" and together with the VDK Plan, the "VDK Plans"), which was assumed by the Company in connection with the Contribution. Under the New VDK Plan, the Company is obligated to distribute no later than July 1, 1999 1,801,769 shares of the Company's Common Stock to VDK Covered Employees who were granted certain types of VDK Management Units under the VDK Plan. The issuance of such shares (the "MC Shares") will not increase the number of outstanding shares of Common Stock because the Company's obligations to issue the MC Shares is contingent upon the Company's receiving from VDK LLC, as a contribution, a number of shares of the Company's Common Stock owned by VDK LLC equal to the number of MC Shares. The Company will have no obligation to issue MC Shares unless it receives a contribution of an equal number of shares from VDK LLC. VDK LLC is obligated to contribute such shares to the Company after the closing of the Equity

Offerings. The Company's obligation to make the tax gross-up payments referred to above is subject to the Company being allowed a deduction for federal income tax purposes with respect to the payment of the MC Shares and tax gross-up payment.

On July 1, 1999, the Company satisfied its liability under the VDK Plans by distributing shares of the Company's Common Stock and paying the associated tax gross-up liability.

NOTE 5 -- TRANSITION EXPENSES
-----------------------------

Transition expenses consist of one-time costs incurred to integrate the acquired businesses, including relocation expenses, recruiting fees, sales support, production transition and other unique transitional expenses.

NOTE 6 -- EARNINGS PER SHARE
----------------------------

Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method").

The table below summarizes the numerator and denominator for the basic and diluted earnings (loss) per share calculations (in thousands except per share amounts):

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                           ----------------------------   -----------------------------
                                                   1999          1998           1999            1998
                                           -----------------   --------   ---------------   -----------
Numerator:
  Income (loss) before extraordinary item            $ 7,953    $ 3,230           $15,783     $(59,726)
  Extraordinary loss item, net of tax                      -          -                 -         1,876
                                           -----------------   --------   ---------------   -----------
  Net income (loss)                                  $ 7,953    $ 3,230           $15,783     $(61,602)
                                           =================   ========   ===============   ===========

Denominator:
  Weighted average number of basic shares             67,016     51,981            67,016        40,580
  Effect of dilutive securities                            -          -                 -             -
                                           -----------------   --------   ---------------   -----------
  Weighted average number of diluted shares           67,016     51,981            67,016        40,580
                                           =================   ========   ===============   ===========

Basic and diluted earnings (loss) per share
  before extraordinary item                          $  0.12    $  0.06           $  0.24     $  (1.47)
Extraordinary loss item per share                          -          -                 -          0.05
                                           -----------------   --------   ---------------   -----------
Basic and diluted earnings (loss) per share          $  0.12    $  0.06           $  0.24     $  (1.52)
                                           =================   ========   ===============   ===========

NOTE 7 -- SEGMENT INFORMATION
-----------------------------

The Company groups its businesses in two operating segments: dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix products, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza products and Chef's Choice(R) skillet meal products.

The following table presents a summary of operations by segment (in thousands):

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                   -----------------------------      ---------------------------
                                                       1999            1998              1999              1998
                                                   -----------     -----------        -----------      ----------
 Net sales
     Dry grocery                                    $  109,012      $  116,898         $  210,022      $  206,283
     Frozen food                                       112,699          82,915            272,739          82,915
                                                   -----------     -----------        -----------      ----------
     Total                                          $  221,711      $  199,813         $  482,761      $  289,198
                                                   ===========     ===========        ===========      ==========

Operating income (loss)
     Dry grocery                                    $   25,721      $   16,616         $   42,599      $   28,403
     Frozen food                                         6,779           8,051             22,143           8,051
     Other                                              (3,071)            895             (7,342)        (61,031)
                                                   -----------     -----------        -----------      ----------
     Total                                          $   29,429      $   25,562         $   57,400      $ (24,577)
                                                   ===========     ===========        ===========      ==========


Total assets
     Dry grocery                                    $  982,669      $  956,661         $  982,669      $  956,661
     Frozen food                                       574,877         468,772            574,877         468,772
                                                   -----------     -----------        -----------      ----------
     Total                                          $1,557,546      $1,425,433         $1,557,546      $1,425,433
                                                   ===========     ===========        ===========      ==========


Depreciation and amortization
     Dry grocery                                    $    6,952      $    6,849         $   13,459      $   12,947
     Frozen food                                         6,259           4,795             11,806           4,795
                                                   -----------     -----------        -----------      ----------
     Total                                          $   13,211      $   11,644         $   25,265      $   17,742
                                                   ===========     ===========        ===========      ==========


Capital expenditures
     Dry grocery                                    $    6,531      $    1,041         $   10,072      $    2,553
     Frozen food                                         2,273           4,838              5,276           4,838
                                                   -----------     -----------        -----------      ----------
     Total                                          $    8,804      $    5,879         $   15,348      $    7,391
                                                   ===========     ===========        ===========      ==========



The Other line item in operating income (loss) is comprised of one-time expenses related to incentive plan expense (See Note 4 -- Incentive Plan Expense) and transition expenses (See Note 5 -- Transition Expenses) that were incurred in the respective periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1998.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and notes to the consolidated financial statements. Unless otherwise noted, years (1999 and 1998) in this discussion refer to the Company's June-ending quarters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import, and relating to Year 2000 remediation efforts, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. See "-- Liquidity and Capital Resources -- Year 2000". Given these uncertainties, undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. A summary of the components of the Statements of Operations is shown on the following pages. The statements include a presentation of the pro forma results of the Company for the respective periods, which includes the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. business as if they had occurred on January 1, 1998.

             COMPARATIVE RESULTS: THREE MONTHS ENDED JUNE 30, 1999
                        AND JUNE 30, 1998 (unaudited)

(in thousands except                               Actual                                 Pro Forma
per share amounts)              -------------------------------------------------    ---------------------
                                     June 30, 1999               June 30, 1998            June 30, 1998
                                -------------------------------------------------    ---------------------
Net sales                            $221,711     100.0%     $199,813      100.0%     $206,652      100.0%
Cost of goods sold                     87,369      39.4        81,743       40.9        84,588       40.9
                                -------------     -----   -----------      -----      --------      -----
         Gross profit                 134,342      60.6       118,070       59.1       122,064       59.1
                                -------------     -----   -----------      -----      --------      -----


Brokerage, distribution and
 marketing expenses:
   Brokerage and distribution          22,031       9.9        18,857        9.4        19,582        9.5
   Trade promotions                    47,004      21.2        45,302       22.7        47,526       23.0
   Consumer marketing                  15,930       7.2        13,497        6.8        13,916        6.7
                                -------------     -----   -----------      -----      --------      -----
Total brokerage, distribution
 and marketing expenses                84,965      38.3        77,656       38.9        81,024       39.2

Amortization of goodwill
 and other intangibles                  9,082       4.1         8,189        4.1         8,487        4.1
Selling, general and
 administrative expenses                7,795       3.5         7,558        3.8         8,102        3.9
Incentive plan credit                       -       0.0        (3,417)      (1.7)       (3,417)      (1.7)
Transition expenses                     3,071       1.4         2,522        1.3         2,522        1.2
                                -------------     -----   -----------      -----      --------      -----

   Total operating expenses           104,913      47.3        92,508       46.4        96,718       46.7
                                -------------     -----   -----------      -----      --------      -----

   Operating income                    29,429      13.3        25,562       12.7        25,346       12.4

Interest expense, net                  15,748       7.1        21,363       10.7        14,434        7.0
Amortization of deferred
  financing expense                       485       0.2           587        0.3           373        0.2
Other bank and financing
  expenses                                 50       0.0            89        0.0            95        0.0
                                -------------     -----   -----------      -----      --------      -----
   Income before taxes                 13,146       6.0         3,523        1.7        10,444        5.2
Income tax expense                      5,193       2.3           293        0.1         4,125        2.0
                                -------------     -----   -----------      -----      --------      -----

   Net income                        $  7,953       3.7%     $  3,230        1.6%     $  6,319        3.2%
                                =============     =====   ===========      =====      ========      =====

Earnings per share                   $   0.12                $   0.06                 $   0.09
                                =============             ===========                 ========

Adjusted EBITDA (1)                  $ 45,273                $ 35,770                 $ 36,031
                                =============             ===========                 ========

Adjusted EPS (2)                     $   0.15                $   0.03                 $   0.09
                                =============             ===========                 ========

Cash EPS (3)                         $   0.22                $   0.12                 $   0.16
                                =============             ===========                 ========

(1) Adjusted EBITDA is defined as operating income before incentive plan credit, transition expenses, depreciation and amortization of goodwill and other intangibles.

(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan credit and transition expenses.

(3) Cash EPS is defined as Adjusted EPS plus the per share after tax effect of deductible goodwill amortization expense.

                             RESULTS OF OPERATIONS

                  Three Months Ended June 30, 1999 Compared to
                        Three Months Ended June 30, 1998

Net Sales. Net sales for the quarter ended June 30, 1999 were $221.7 million, which was an increase of $21.9 million as compared to net sales in the prior year quarter of $199.8 million. The prior year quarter included the results of the Mrs. Butterworth's(R), Log Cabin(R), and Duncan Hines(R) brands, and the Van de Kamp's, Inc. business from April 9, 1998. The Van de Kamp's, Inc. business was purchased on April 8, 1998 and is included in the pro forma results.

  Pro Forma Net Sales. Net sales for the quarter increased 7.3% as compared to pro forma net sales of $206.7 million for the prior year quarter (which reflects the Van de Kamp's, Inc. acquisition as if it had occurred on April 1,
  1998). Sales growth in the quarter was led by the addition of $20.0 million of sales from Chef's Choice(R), which was acquired in April 1999. Net sales of frozen food products increased 3.2% and net sales of dry grocery products declined 6.7%.

  Frozen food division sales, excluding Chef's Choice(R), increased to $92.7 million versus $89.7 million in the prior year quarter. Sales of frozen seafood products increased 12% to $38.2 million, driven by increased sales to club stores, while sales of Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza were flat relative to the prior year at approximately $22.0 million each. Sales for the dry grocery division decreased 6.7% to $109.0 million versus $116.9 million in the prior year quarter, due to the decrease in Duncan Hines(R) baking mix sales. The decrease in sales of Duncan Hines(R) baking mix products was due to the timing of trade promotions. Such promotions were heavier in the prior year quarter as a result of the launch of a reformulated brownie mix and additional spending to support the list price increase in cake and frosting products.

Gross Profit. Gross profit was 60.6% of net sales, which was 1.5 percentage points higher than the gross profit in the 1998 quarter of 59.1%. The increase was primarily due to cost savings from outsourcing the production of dry grocery products and the price increase taken on syrup products in July 1998.

  Pro Forma Gross Profit. Gross profit of 60.6% for the quarter was 1.5 percentage points higher than the pro forma gross profit of 59.1% for the prior year quarter.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter increased $7.3 million as compared to the prior year due to the inclusion of the Van de Kamp's, Inc. and Chef's Choice(R) businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.3%, which was 0.6 percentage points lower than the prior year of 38.9%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter were $3.9 million higher than the pro forma prior year quarter, but declined as a percentage of net sales to 38.3% versus 39.2% in the prior year. Brokerage and distribution expenses increased $2.4 million over last year and increased as a percentage of net sales to 9.9% from 9.5% in the prior year. The increase as a percent of net sales was the result of lower average brokerage commissions in the prior year. Marketing expenses were 28.4% of net sales, which was 1.3 percentage points lower than the prior year of 29.7%. The level of promotional activity in the current quarter was lower than last year when trade promotions were higher to support the launch of the reformulated brownie product and the price increase on cake and frosting products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $9.1 million from $8.2 million in the 1998 quarter. The increase of $0.9 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisitions of Van de Kamp's, Inc. in 1998 and the Chef's Choice(R) brand in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.8 million were $0.2 million higher than the prior year expense of $7.6 million. The increase was due to the inclusion of the Van de Kamp's, Inc. and Chef's Choice(R) businesses. Selling, general and administrative expenses were 3.5% of net sales, which was 0.3 percentage points lower than 3.8% experienced in the prior year.

Incentive Plan Credit. In the prior year quarter, the Company recorded a non-cash incentive plan credit of $3.4 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements Note 4 -- Incentive Plan Expense).

Transition Expenses. Transition expenses were $3.1 million as compared to $2.5 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The increase was due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income. Operating income was $29.4 million as compared to an operating income in the prior year of $25.6 million. Excluding the effects of the incentive plan credit and transition expenses, operating income increased 31.8% to $32.5 million in the quarter versus $24.7 million in the prior year. The increase was due to higher sales and gross margins, and lower operating expenses.

  Pro Forma Operating Income. On a pro forma basis, operating income for the prior year quarter was $25.3 million. Excluding the effects of the incentive plan credit and transition expenses, the Company's operating income in the 1998 quarter would have been $24.5 million. Excluding the incentive plan credit and transition expenses, operating income of $32.5 million for the current quarter represented an increase of 32.9% over the prior year and was the result of higher sales and gross margins, and lower marketing expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $16.2 million was lower than the prior year amount of $22.0 million. The decrease in interest expense was due to a lower debt balance following the reduction in debt from the net proceeds of the initial public offering in July 1998.

Income Tax Expense. The income tax expense recorded for the quarter was $5.2 million, which represents an effective tax rate of 39.5%. Income tax expense of $0.3 million was recorded in the prior year quarter. The effective tax rate for the prior year was less than the anticipated rate of 39.5% due primarily to the effect of the non-deductible incentive plan expense.

Net Income. The Company recorded net income of $8.0 million as compared to net income for the prior year of $3.2 million. Excluding the effects of transition expenses in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan credit in 1998, net income would have been $9.8 million in the current quarter versus $2.7 million in the prior year quarter.

              COMPARATIVE RESULTS: SIX MONTHS ENDED JUNE 30, 1999
                        AND JUNE 30, 1998 (unaudited)


(in thousands except                                  Actual                               Pro Forma
per share amounts)                   ------------------------------------------       --------------------
                                        June 30, 1999          June 30, 1998             June 30, 1998
                                     -----------------      -------------------       --------------------
Net sales                             $482,761   100.0%     $289,198      100.0%      $ 446,989      100.0%
Cost of goods sold                     191,497    39.7       119,477       41.3         179,699       40.2
                                     ---------  ------      --------    -------       ---------     ------
  Gross profit                         291,264    60.3       169,721       58.7         267,290       59.8
                                     ---------  ------      --------    -------       ---------     ------

Brokerage, distribution and
 marketing expenses:
   Brokerage and
   distribution                         46,665     9.7        28,213        9.8          43,127        9.6
   Trade promotions                    108,377    22.4        60,870       21.0         105,262       23.5
   Consumer marketing                   38,488     8.0        21,495        7.4          34,975        7.8
                                     ---------  ------      --------    -------       ---------     ------

Total brokerage, distribution
 and marketing expenses                193,530    40.1       110,578       38.2         183,364       40.9

Amortization of goodwill
 and other intangibles                  17,854     3.7        12,786        4.4          16,843        3.8
Selling, general and
 administrative expenses                15,138     3.1         9,904        3.4          15,186        3.4
Incentive plan expense                       -     0.0        56,583       19.6         121,323       27.1
Transition expenses                      7,342     1.5         4,447        1.5           4,447        1.0
                                     ---------  ------      --------    -------       ---------     ------

   Total operating expenses            233,864    48.4       194,298       67.1         341,163       76.2
                                     ---------  ------      --------    -------       ---------     ------

   Operating income (loss)              57,400    11.9       (24,577)      (8.4)        (73,873)     (16.4)

Interest expense, net                   30,328     6.3        33,977       11.8          28,868        6.5
Amortization of deferred
 financing expense                         882     0.2         1,099        0.4             746        0.2
Other bank and financing
 expenses                                  102     0.0           140        0.1             190        0.0
                                     ---------  ------      --------    -------       ---------     ------

   Income (loss) before income
    taxes and extraordinary item        26,088     5.4       (59,793)     (20.7)       (103,677)     (23.1)
Income tax expense (benefit)            10,305     2.1           (67)       0.0         (10,718)      (2.4)
                                     ---------  ------      --------    -------       ---------     ------

    Net income (loss) before
     extraordinary item                 15,783     3.3       (59,726)     (20.7)        (92,959)     (20.7)

Extraordinary loss on early
 extinguishment of debt, net of
 tax of $1,184                               -     0.0         1,876        0.6           1,876        0.4
                                     ---------  ------      --------    -------       ---------     ------

         Net income (loss)            $ 15,783     3.3%     $(61,602)     (21.3)%     $ (94,835)     (21.1)%
                                     =========  ======      ========    =======       =========     ======

Earnings per share                    $   0.24              $  (1.52)                 $   (1.42)
                                     =========              ========                  =========

Adjusted EBITDA (1)                   $ 89,218              $ 53,182                  $  74,952
                                     =========              ========                  =========

Adjusted EPS (2)                      $   0.31              $   0.02                  $    0.20
                                     =========              ========                  =========

Cash EPS (3)                          $   0.47              $   0.20                  $    0.34
                                     =========              ========                  =========

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expenses, depreciation and amortization of goodwill and other intangibles.

(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan expense, transition expenses and extraordinary item.

(3) Cash EPS is defined as Adjusted EPS plus the per share after tax effect of deductible goodwill amortization expense.

                             RESULTS OF OPERATIONS

                   Six Months Ended June 30, 1999 Compared to
                         Six Months Ended June 30, 1998

Net Sales. Net sales for the six months ended June 30, 1999 of $482.8 million were $193.6 million greater than the prior year period of $289.2 million. The prior year period included the results of the Mrs. Butterworth's(R) and Log Cabin(R) brands, the Duncan Hines(R) brand from January 16, 1998, and the Van de Kamp's, Inc. business from April 9, 1998. The Van de Kamp's, Inc. business was purchased on April 8, 1998 and is included in the pro forma results.

  Pro Forma Net Sales. Net sales for the six month period increased 8.0% as compared to pro forma net sales of $447.0 million for the prior year period (which reflect the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. business as if they had occurred on January 1, 1998). Sales growth in the six month period was led by the addition of $20.0 million of sales from Chef's Choice(R), which was acquired in April 1999, and the sales growth of frozen food products.

  Frozen food sales, excluding Chef's Choice(R), increased 7.5% to $252.6 million versus $235.0 million in the prior year period due to increased sales of 9.8% in frozen seafood, 6.8% in Celeste(R) frozen pizza, and 2.1% in frozen breakfast products. Sales for the dry grocery division were flat relative to $212.0 million in the prior year period. The new product introductions of Van de Kamp's(R) and Mrs. Paul's(R) Crisp & Healthy and Tenders frozen seafood products, and Aunt Jemima(R) french toast sticks and mini-pancakes contributed to the increases in the frozen seafood and breakfast sales. Frozen pizza sales increased due to an approximately 10% increase in consumption of the Celeste(R) brand pizza from the prior year period.

Gross Profit.    Gross profit was 60.3% of net sales, which was 1.6 percentage points greater than the gross profit in the 1998 period of 58.7%. The increase was primarily due to the cost savings from outsourcing the production of dry grocery products and the price increase taken on syrup products in July 1998.

  Pro Forma Gross Profit. Gross profit of 60.3% for the six month period was 0.5 percentage points higher than the pro forma gross profit of 59.8% for the prior year period.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the six month period increased $83.0 million as compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 40.1%, which was 1.9 percentage points higher than the prior year of 38.2%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the period were $10.2 million higher than the pro forma prior year period, but declined as a percentage of net sales to 40.1% versus 40.9% in the prior year.

  Brokerage and distribution expenses increased $3.5 million over last year and increased as a percentage of net sales to 9.7% from 9.6% in the prior year. Marketing expenses were 30.4% of net sales, which was 0.9 percentage points lower than the prior year of 31.3%. The level of promotional activity in the current period was lower than last year when trade promotions were higher to support the launch of the reformulated brownie product and the price increase on cake and frosting products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $17.9 million from $12.8 million in the 1998 period. The increase of $5.1 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisitions of Van de Kamp's, Inc. in 1998 and the Chef's Choice(R) brand in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $15.1 million were $5.2 million higher than the prior year period expense of $9.9 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Duncan Hines(R) business, which was being integrated during 1998. Selling, general and administrative expenses were 3.1% of net sales, which was 0.3 percentage points lower than 3.4% experienced in the prior year.

Incentive Plan Expense. In the prior year period, the Company recorded a non-cash incentive plan expense of $56.6 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements Note 4 -- Incentive Plan Expense).

Transition Expenses. Transition expenses were $7.3 million as compared to $4.4 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The increase was due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income (Loss). Operating income was $57.4 million as compared to an operating loss in the prior year period of $24.6 million. Excluding the effects of the incentive plan expense and transition expenses, operating income increased 77.6% to $64.7 million for the six month period as compared to $36.5 million in the prior year period. The increase was due to the inclusion of operating income generated by the acquired businesses, higher sales and gross margins, and lower operating expenses.

  Pro Forma Operating Income (Loss). On a pro forma basis, operating loss for the prior year period was $73.9 million. Excluding the effects of the incentive plan expense and transition expenses, the Company's operating income in the 1998 period would have been $51.9 million. Excluding the incentive plan expense and transition expenses, operating income of $64.7 million for the current period represented an increase of 24.8% over the prior year period and was the result of higher sales and gross margins, and lower operating expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $31.2 million in the six month period was lower than the prior year amount of $35.1 million. The decrease in interest expense was due to a lower debt balance following the reduction in debt from the net proceeds of the initial public offering in July 1998.

Income Tax Expense (Benefit). The income tax expense recorded for the period was $10.3 million, which represents an effective tax rate of 39.5%. Income tax benefit of $0.1 million was recorded in the prior year period. The effective tax rate for the prior year was less than the anticipated rate of 39.5% due primarily to the effect of the non-deductible incentive plan expense.

Net Income (Loss). The Company recorded net income of $15.8 million as compared to a net loss for the prior year of $61.6 million. Excluding the effects of transition expenses in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan expense in 1998, net income would have been $20.2 million in the current period versus the prior year period net loss of $22.3 million.

                        LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, net income plus non-cash charges provided $51.4 million of operating cash flow. Net working capital, excluding cash, current deferred tax assets, and current maturities of senior secured debt, increased $49.0 million. The increase in net working capital was the result of the following factors: (1) the acquisition of the Chef's Choice(R) brand and the associated working capital, (2) the increase in inventories of new products to support introduction activities, (3) an increase in seafood raw materials in advance of building inventories for the December quarter, and (4) increased inventory levels in certain Duncan Hines products produced by P&G in advance of relocating certain production equipment to the Company's contract manufacturers' production facilities.

Net cash used in investing activities was $94.4 million for the six month period. Cash used during the period included $51.2 million for the acquisition of the Chef's Choice(R) and $15.3 million on capital expenditures. In addition, the Company invested in additional manufacturing capacity of frozen seafood products with the purchase of a production facility and the associated working capital. The Company expects to spend approximately $26.0 million on capital expenditures for the year ended December 31, 1999. Capital expenditures were funded from internal cash flow and borrowings on the senior secured revolving debt facility under the Amended New Senior Bank Facilities (defined below).

During the period, financing activities provided cash of $93.0 million. To finance the acquisition of the Chef's Choice(R) brand and related expenses, the Company increased its existing senior bank facilities with $100.0 million of senior secured term debt under the Company's Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AF, Stamford Branch, as Documentation Agent ("Amended New Senior Bank Facilities"). The proceeds were used to fund the acquisition of Chef's Choice(R) in April 1999 and reduce the senior secured revolving debt facility under the Amended New Senior Bank Facilities. The Company repaid $12.6 million in principal on its Amended New Senior Bank Facilities and borrowed on the revolving facility to fund capital expenditures and working capital requirements.

At June 30, 1999, the Company had $1.4 million of cash and cash equivalents and an unused commitment of $79.5 million on senior secured revolving debt facility under the Amended New

Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Year 2000

The dates on which the Company believes Year 2000 compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company cannot ensure its ability to resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability in a timely and cost-effective manner.

The Year 2000 issue, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as non-information technology systems, to properly recognize and process date-sensitive information related to the Year 2000 and beyond. The Company believes that it will be able to achieve Year 2000 compliance by the end of 1999 and does not currently anticipate any material disruption of its operations as a result of any failure by the Company to be Year 2000 compliant. However, to the extent the Company is unable to achieve Year 2000 compliance, the Company's business and results of operations could be materially affected. This could be caused by computer-related failures in a number of areas including, but not limited to, the failure of the Company's financial systems or manufacturing and inventory management systems.

Efforts to identify the risks associated with Year 2000 compliance began in 1997 by identifying the potential areas of exposure. The Company's information technology was split into three areas of concern: internal mission-critical systems and applications, internal non-mission-critical systems and applications and external data sources and trading partners.

Compliance with internal mission-critical systems and applications is nearly complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Currently, the Warehouse Management System in the frozen food division, which accesses a compliant information database, is the only remaining mission-critical application not compliant. The Company has elected to upgrade the functionality of its current Warehouse Management System and, therefore, will be replacing the entire system. The new system has been selected and is scheduled to have installation and testing completed by September 1999. Internal non-mission-critical systems and applications are currently being analyzed and are presently expected to be compliant by September of 1999.

In addition to reviewing its internal systems, the Company has polled its third-party vendors, customers, contract manufacturers and freight carriers to determine whether they are Year 2000 compliant. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems, which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not Year 2000 compliant by the end of 1999, such customers may lose electronic data interchange ("EDI") capabilities at the beginning of the Year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communications in order to receive customer orders and process customer billings. To the extent the Company's vendors or contract manufacturers are not Year 2000 compliant by the end of 1999, such vendors or contract manufacturers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory which could materially adversely affect the Company's business and results of operations. Through its polling efforts, the Company has not identified any potential Year 2000 issues with any of its major third-party vendors, contract manufacturers, customers or freight carriers which could have a materially adverse affect on the Company's business or results of operations or which could not be investigated through alternate sources of supply.

To date, the Company has incurred and expensed approximately $0.1 million related to the assessment and development of the remediation plan and the purchase of new compliant hardware and software. Management anticipates spending and expensing an additional $0.5 million through the end of 1999 to implement its entire Year 2000 plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-parties' Year 2000 readiness and other factors.

The Company has developed contingency plans so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans are structured to address both remediation of systems and their components and overall business operating risk. These plans were created to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

Interest Rate Collar Agreements. At June 30, 1999, the Company was party to two interest rate collar agreements. On August 22, 1996 the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% and a floor rate of 5.75%. On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% and a floor rate of 5.50%.

Interest Rate Swap Agreements. The Company is party to two interest rate swap agreements. On March 17, 1998, the Company entered into an interest rate swap agreement with a notional principal amount of $150.0 million and a term of three years. The effective swap rate on March 17, 1998 was 5.81%. On November 30, 1998, the Company amended the existing interest agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%.

On April 13, 1999, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $200.0 million. The Company entered into the Swap to achieve its objective of hedging approximately 60% of its debt against movements in interest rates. The applicable rate is set quarterly with the first reset date on July 1, 1999. The counterparty to the Company's Swap is a major financial institution.

Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR plus a spread of 3.25% falls below a cap rate of 8.63%, but not below 7.8%. There would be no payments made to either counterparty if the three-month LIBOR plus a spread of 3.25% exceeds 8.63% and is less than 10.25%. The Company would make payments to the counterparty if the three-month LIBOR plus a spread of 3.25% exceeds 10.25%.

Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

The Company entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit
Number   Exhibit
-------  -------

2.1 Amendment No. 1 To Stock Purchase Agreement, dated as of April 1, 1999, to the Stock Purchase Agreement dated March 10, 1999, by and among Aurora Foods Inc., Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara
         J. Galando, Stanley J. Carey and Mary K. Carey

3.1 Certificate of Incorporation of A Foods Inc., filed with the Secretary of State of the State of Delaware on June 19, 1998. (Incorporated by reference to Exhibit 3.1 to Aurora Foods Inc.'s Form S-1 filed on April 22, 1998, as amended (the "S-1")).

3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to Exhibit 3.2 to the S-1).

4.1 Indenture dated as of July 1, 1998 by and between Aurora Foods Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.13 to the S-1).

4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Included in Exhibit 4.1 hereto).

4.3      Specimen Certificate of the Common Stock (Incorporated by reference to
         Exhibit 4.1 to the S-1.)

4.4 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to Exhibit 4.15 to the S-1).

27.1 Financial Data Schedule for the period ended June 30, 1999 submitted to the Securities and Exchange Commission in electronic format.

Report on Form 8-K

1. A report on Form 8-K, dated April 1, 1998, was filed on April 8, 1999 on which Items 5 and 7 were reported. No financial statements were filed with this filing.

SIGNATURE
---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.


Dated:  August 12, 1999    By: /s/  M. Laurie Cummings
                               ---------------------------
                           M. Laurie Cummings
                           Chief Financial Officer
                           (Duly Authorized Officer,
                           Principal Financial Officer and
                           Principal Accounting Officer)