Form 10-Q
period 1999-09-30
AURORA FOODS INC /DE/
filed 1999-11-12
CIK 1060024

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q



     (Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from                 to
                                      ---------------    ----------------

                        Commission file number 333-50681
                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                        94-3303521
           ---------                                       ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                       456 Montgomery Street, Suite 2200
                            San Francisco, CA  94104
          (Address of Principal Executive Office, Including Zip Code)

                                 (415) 982-3019
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                                                              Shares Outstanding
                                                                November 4, 1999
Common stock, $0.01 par value                                         67,030,440
================================================================================

PART I
------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 2 through 13.

                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                            September 30,              December 31,
                                                                                1999                       1998
                                                                        --------------------        --------------------
ASSETS                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                                    $      376                  $      354
     Accounts receivable (net of $603 and $670 allowance, respectively)              154,978                      86,539
     Inventories (Note 2)                                                             96,862                      76,674
     Prepaid expenses and other assets                                                16,746                       6,517
     Current deferred tax assets                                                      25,755                       8,251
                                                                        --------------------        --------------------
          Total current assets                                                       294,717                     178,335

Property, plant and equipment, net                                                   166,183                     153,167
Goodwill and other intangible assets, net                                          1,121,598                   1,072,760
Other assets                                                                          31,299                      29,620
                                                                        --------------------        --------------------
          Total assets                                                            $1,613,797                  $1,433,882
                                                                        ====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                  $   22,756                  $   20,000
     Senior secured revolving debt facility                                          132,350                      85,850
     Accounts payable                                                                 72,051                      59,078
     Accrued liabilities                                                              33,656                      49,836
                                                                        --------------------        --------------------
          Total current liabilities                                                  260,813                     214,764

Non-current deferred tax liabilities                                                  40,055                         649
Other liabilities                                                                          -                      12,372
Senior secured term debt                                                             279,573                     200,000
Senior subordinated notes                                                            402,099                     402,242
                                                                        --------------------        --------------------
          Total liabilities                                                          982,540                     830,027
                                                                        --------------------        --------------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                        -                           -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; 67,030,440 and 67,016,173,
        respectively, shares issued and outstanding                                      670                         670
     Paid-in capital                                                                 648,100                     647,889
     Promissory notes                                                                   (322)                       (562)
     Accumulated deficit                                                             (17,191)                    (44,142)
                                                                        --------------------        --------------------
          Total stockholders' equity                                                 631,257                     603,855
                                                                        --------------------        --------------------
          Total liabilities and stockholders' equity                              $1,613,797                  $1,433,882
                                                                        ====================        ====================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                             Three Months Ended September 30,
                                                                      --------------------------------------------
                                                                             1999                        1998
                                                                      -----------------          -----------------
Net sales                                                                      $238,275                   $220,368
Cost of goods sold                                                              100,970                     89,264
                                                                      -----------------          -----------------
  Gross profit                                                                  137,305                    131,104
                                                                      -----------------          -----------------

Brokerage, distribution and marketing expenses:
  Brokerage and distribution                                                     22,625                     20,767
  Trade promotions                                                               44,310                     49,102
  Consumer marketing                                                             15,551                     15,928
                                                                      -----------------          -----------------
Total brokerage, distribution and marketing expenses                             82,486                     85,797

Amortization of goodwill and other intangibles                                    9,042                      8,623
Selling, general and administrative expenses                                      8,176                      7,200
Transition expenses (Note 4)                                                      2,136                      1,269
                                                                      -----------------          -----------------
Total operating expenses                                                        101,840                    102,889
                                                                      -----------------          -----------------

  Operating income                                                               35,465                     28,215

Interest expense, net                                                            16,802                     15,554
Amortization of deferred financing expense                                          498                        372
Other bank and financing expenses                                                   120                         54
                                                                      -----------------          -----------------

  Income before income taxes and extraordinary loss                              18,045                     12,235

Income tax expense                                                                6,877                      4,132
                                                                      -----------------          -----------------

  Net income before extraordinary loss                                           11,168                      8,103

Extraordinary loss on early extinguishment of debt
  net of tax of $4,520                                                                -                     (7,449)
                                                                      -----------------          -----------------
Net income                                                                     $ 11,168                   $    654
                                                                      =================          =================

Basic and diluted earnings per share before extraordinary loss                    $0.17                      $0.12
Extraordinary loss per share                                                       0.00                      (0.11)
                                                                      -----------------          -----------------
Basic and diluted earnings per share                                              $0.17                      $0.01
                                                                      =================          =================

Weighted average number of shares outstanding                                    67,030                     67,000
                                                                      =================          =================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                               Nine Months Ended September 30,
                                                                       --------------------------------------------
                                                                              1999                        1998
                                                                       -----------------          -----------------
Net sales                                                                       $721,036                   $509,566
Cost of goods sold                                                               292,467                    208,741
                                                                       -----------------          -----------------
  Gross profit                                                                   428,569                    300,825
                                                                       -----------------          -----------------

Brokerage, distribution and marketing expenses:
  Brokerage and distribution                                                      69,289                     48,980
  Trade promotions                                                               152,687                    109,972
  Consumer marketing                                                              54,039                     37,423
                                                                       -----------------          -----------------
Total brokerage, distribution and marketing expenses                             276,015                    196,375

Amortization of goodwill and other intangibles                                    26,896                     21,409
Selling, general and administrative expenses                                      23,315                     17,104
Incentive plan expense (Note 3)                                                        -                     56,583
Transition expenses (Note 4)                                                       9,478                      5,716
                                                                       -----------------          -----------------
Total operating expenses                                                         335,704                    297,187
                                                                       -----------------          -----------------

  Operating income                                                                92,865                      3,638

Interest expense, net                                                             47,130                     49,531
Amortization of deferred financing expense                                         1,380                      1,472
Other bank and financing expenses                                                    222                        194
                                                                       -----------------          -----------------
  Income (loss) before income taxes and extraordinary loss                        44,133                    (47,559)

Income tax expense                                                                17,182                      4,065
                                                                       -----------------          -----------------
  Net income (loss) before extraordinary loss                                     26,951                    (51,624)

Extraordinary loss on early extinguishment of debt,
  net of tax of $5,704                                                                 -                     (9,325)
                                                                       -----------------          -----------------
  Net income (loss)                                                             $ 26,951                   $(60,949)
                                                                       =================          =================

Basic and diluted earnings (loss) per share before
  extraordinary loss                                                               $0.40                     $(1.05)
Extraordinary loss per share                                                        0.00                      (0.19)
                                                                       -----------------          -----------------
Basic and diluted earnings (loss) per share                                        $0.40                     $(1.24)
                                                                       =================          =================
Weighted average number of shares outstanding                                     67,021                     49,159
                                                                       =================          =================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                            Common Stock        Additional
                                      ----------------------     Paid-in      Promissory     Accumulated
                                         Shares       Amount     Capital         Notes        Deficit        Total
                                      ------------    ------    ----------    ----------     ---------     ---------
Balance at December 31, 1998                67,016      $670      $647,889         $(562)     $(44,142)     $603,855
Payments on officer promissory
  notes                                          -         -             -           240             -           240
Employee stock purchases                        14         -           211             -             -           211
Net income                                       -         -             -             -        26,951        26,951
                                      ------------    ------    ----------    ----------     ---------     ---------
Balance at September 30, 1999               67,030      $670      $648,100         $(322)     $(17,191)     $631,257
                                      ============    ======    ==========    ==========     =========     =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                 ----------------------------------
                                                                                      1999                 1998
                                                                                 --------------       -------------
Cash flows from operating activities:
     Net income (loss)                                                                $  26,951           $ (60,949)
     Early extinguishment of debt, net of tax of $5,704                                       -               9,325
     Adjustments to reconcile net income (loss) to cash used in operating activities:
         Depreciation and amortization                                                   38,484              29,587
         Deferred income taxes                                                           17,182               4,065
         Loss on disposition of fixed asset                                                  13                   -
         Incentive plan expense (Note 3)                                                      -              56,583
         Change in assets and liabilities, net of effects of businesses acquired:
             Increase in accounts receivable                                            (60,826)            (40,611)
             Increase in inventories                                                     (9,010)            (41,636)
             Increase in prepaid expenses and other assets                              (10,114)             (6,755)
             Increase in accounts payable                                                 3,754              35,016
             (Decrease) increase in accrued liabilities                                 (19,795)              8,549
                                                                                 --------------       -------------
Net cash used in operating activities                                                   (13,361)             (6,826)
                                                                                 --------------       -------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                         (19,655)            (21,652)
     Changes to other non-current assets and liabilities                                (17,164)             (2,653)
     Proceeds from sale of assets                                                             -              28,035
     Payment for acquisition of businesses                                              (76,756)           (458,748)
                                                                                 --------------       -------------
Net cash used in investing activities                                                  (113,575)           (455,018)
                                                                                 --------------       -------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                               308,150             844,750
     Proceeds from senior subordinated notes                                                  -             200,000
     Repayment of borrowings                                                           (179,321)           (892,759)
     Payment of redemption premium (Note 1)                                                   -             (14,500)
     Proceeds from initial public offering                                                    -             254,831
     Capital contributions, net of officer promissory notes                                 452              93,848
     Debt issuance and equity raising costs                                              (2,323)            (27,130)
                                                                                 --------------       -------------
Net cash provided by financing activities                                               126,958             459,040
                                                                                 --------------       -------------

Increase (decrease) in cash and cash equivalents                                             22              (2,804)
Cash and cash equivalents, beginning of period                                              354               4,717
                                                                                 --------------       -------------
Cash and cash equivalents, end of period                                              $     376           $   1,913
                                                                                 ==============       =============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 3 - Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Seacoast.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                           September 30,        December 31,
                                               1999                 1998
                                          --------------        ------------
        Raw materials                            $29,530             $17,982
        Work in process                              843                 271
        Finished goods                            60,383              54,640
        Packaging and other supplies               6,106               3,781
                                          --------------        ------------
                                                 $96,862             $76,674
                                          ==============        ============


NOTE 3 - INCENTIVE PLAN EXPENSE
-------------------------------

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

VDK LLC (or the Company as described below) distributed a fixed number of shares of Common Stock of the Company upon the dissolution of VDK LLC, based on the valuation of the VDK Management Units at the initial public offering price of the Company's Common Stock.

The VDK Plan provided for tax gross-up payments on certain distributions. Because the Company will receive the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit is expected to exceed the amount of the tax gross-up payments, the Company incurred an $11.8 million liability for the tax gross-up payments due. The tax benefit of the tax gross-up payment and related distributions of $17.3 million, which more than offsets the gross-up payments, has been recorded to income tax expense and as a deferred tax asset.

To facilitate payment of the tax gross-up obligation and recognition of related tax benefits, VDK adopted a new incentive plan (the "New VDK Plan" and together with the VDK Plan, the "VDK Plans"), which was assumed by the Company in connection with the Contribution. Under the New VDK Plan, the Company distributed on July 1, 1999 1,801,769 shares of the Company's Common Stock to VDK Covered Employees who were granted certain types of VDK Management Units under the VDK Plan and satisfied the associated tax gross-up liability. The issuance of such shares (the "MC Shares") did not increase the number of outstanding shares of Common Stock because the Company's obligations to issue the MC Shares was contingent upon the Company's receiving from VDK LLC, as a contribution, a number of shares of the Company's Common Stock owned by VDK LLC equal to the number of MC Shares. The Company received a contribution of an equal number of shares from VDK LLC. VDK LLC was obligated to contribute such shares to the Company after the closing of the Equity Offerings. The Company's obligation to make the tax gross-up payments referred to above is subject to the Company being allowed a deduction for federal income tax purposes with respect to the payment of the MC Shares and tax gross-up payment.

NOTE 4 - TRANSITION EXPENSES
----------------------------

Transition expenses consist of one-time costs incurred to integrate the acquired businesses, including relocation expenses, recruiting fees, sales support, production transition and other unique transitional expenses.

NOTE 5 - EARNINGS PER SHARE
---------------------------

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

The table below summarizes the numerator and denominator for the basic and diluted earnings (loss) per share calculations (in thousands except per share amounts):

                                                       Three Months Ended                           Nine Months Ended
                                                          September 30,                               September 30,
                                              -------------------------------------      -----------------------------------------
                                                     1999                 1998                  1999                   1998
                                              ----------------     ----------------      ----------------     --------------------
Numerator:
    Income (loss) before extraordinary loss            $11,168              $ 8,103               $26,951                 $(51,624)
    Extraordinary loss, net of tax                           -               (7,449)                    -                   (9,325)
                                              ----------------     ----------------      ----------------     --------------------
    Net income (loss)                                  $11,168              $   654               $26,951                 $(60,949)
                                              ================     ================      ================     ====================

Denominator:
    Weighted average number of basic shares             67,030               67,000                67,021                   49,159
    Effect of dilutive securities                            -                    -                     -                        -
                                              ----------------     ----------------      ----------------     --------------------
    Weighted average number of diluted shares           67,030               67,000                67,021                   49,159
                                              ================     ================      ================     ====================

Basic and diluted earnings (loss) per share
  before extraordinary loss                            $  0.17              $  0.12               $  0.40                 $  (1.05)
Extraordinary loss per share                              0.00                (0.11)                 0.00                    (0.19)
                                              ----------------     ----------------      ----------------     --------------------
Basic and diluted earnings (loss) per share            $  0.17              $  0.01               $  0.40                 $  (1.24)
                                              ================     ================      ================     ====================

NOTE 6 - SEGMENT INFORMATION
----------------------------

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

The following table presents a summary of operations by segment (in thousands):

                                      Three Months Ended September 30,                  Nine Months Ended September 30,
                                 ------------------------------------------        -----------------------------------------
                                        1999                    1998                      1999                   1998
                                 ------------------      ------------------        -----------------      ------------------
 Net sales
     Dry grocery                         $  131,525              $  133,571               $  341,547              $  339,854
     Frozen food                            106,750                  86,797                  379,489                 169,712
                                 ------------------      ------------------        -----------------      ------------------
     Total                               $  238,275              $  220,368               $  721,036              $  509,566
                                 ==================      ==================        =================      ==================

Operating income
     Dry grocery                         $   27,424              $   25,745               $   70,023              $   54,148
     Frozen food                             10,177                   3,739                   32,320                  11,790
     Other                                   (2,136)                 (1,269)                  (9,478)                (62,300)
                                 ------------------      ------------------        -----------------      ------------------
     Total                               $   35,465              $   28,215               $   92,865              $    3,638
                                 ==================      ==================        =================      ==================

Total assets
     Dry grocery                         $1,020,362              $  977,475               $1,020,362              $  977,475
     Frozen food                            593,435                 479,793                  593,435                 479,793
                                 ------------------      ------------------        -----------------      ------------------
     Total                               $1,613,797              $1,457,268               $1,613,797              $1,457,268
                                 ==================      ==================        =================      ==================

Depreciation and amortization
     Dry grocery                         $    7,404              $    6,982               $   20,864              $   19,929
     Frozen food                              5,814                   4,863                   17,620                   9,658
                                 ------------------      ------------------        -----------------      ------------------
     Total                               $   13,218              $   11,845               $   38,484              $   29,587
                                 ==================      ==================        =================      ==================


Capital expenditures
     Dry grocery                         $    1,520              $    8,182               $   11,592              $   10,735
     Frozen food                              2,787                   6,079                    8,063                  10,917
                                 ------------------      ------------------        -----------------      ------------------
     Total                               $    4,307              $   14,261               $   19,655              $   21,652
                                 ==================      ==================        =================      ==================

The Other line item in operating income is comprised of one-time expenses related to incentive plan expense (See Note 3 - Incentive Plan Expense) and transition expenses (See Note 4 - Transition Expenses) that were incurred in the respective periods.

NOTE 7 - SUBSEQUENT EVENT
-------------------------

On November 1, 1999, the Company acquired substantially all of the assets and liabilities of the Lender's Bagel ("Lender's") business from The Eggo Company, a subsidiary of the Kellogg Company ("Kellogg's"). The assets acquired by the Company include (i) Lender's(R) brand and associated trademarks, (ii) manufacturing facilities located in Mattoon, Illinois and West Seneca, New York, plus substantially all the equipment for the manufacture of Lender's(R) products currently located in Kellogg's West Haven, Connecticut facility, (iii) proprietary formulations for Lender's(R) products, (iv) other product specification and customer lists, and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The purchase price of approximately $275.0 million was based on an arms' length negotiation between the Company and Kellogg's. The acquisition was accounted for by using the purchase method of accounting. The allocation of the purchase price has not been finalized; however, any changes are not expected to be material.

To finance the acquisition of the Lender's business and related costs, the Company added $275.0 million of senior secured term debt to its existing senior bank facilities under the Fifth Amended and Restated Credit Agreement dated November 1, 1999, among the Company, as Borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AG, Stamford Branch, as Documentation Agent ("Fifth Senior Bank Facilities").

The cost to acquire the Lender's business has been allocated to tangible and intangible assets acquired as follows (in thousands):




            Cash paid to acquire assets                                       $273,591
            Other acquisition costs                                              5,000
                                                                        --------------
                                                                               278,591

            Costs assigned to tangible assets                                  (92,817)
                                                                        --------------
            Costs attributable to intangible assets                           $185,774
                                                                        ==============

Had the Lender's acquisition taken place July 1, 1999 and 1998 and January 1, 1999 and 1998 and had the Duncan Hines(R) brand and Van de Kamp's, Inc. acquisitions taken place January 1, 1998 the unaudited pro forma results of operations for the three months and nine months ended September 30, 1999 and 1998, respectively, would have been as follows (in thousands):


                                Three Months Ended                     Nine Months Ended
                                   September 30,                         September 30,
                         -------------------------------       -------------------------------
                              1999             1998                 1999             1998
                         -------------    --------------       -------------    --------------
Net sales                     $287,925          $271,443            $869,986          $820,582
                         =============    ==============       =============    ==============

Gross profit                  $161,680          $157,829            $501,703          $478,530
                         =============    ==============       =============    ==============

Operating income (loss)       $ 37,534          $ 32,050            $ 99,082          $(34,192)
                         =============    ==============       =============    ==============

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and notes to the consolidated financial statements. Unless otherwise noted, years (1999 and 1998) in this discussion refer to the Company's September-ending quarters.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import, and relating to Year 2000 remediation efforts, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. See "- Liquidity and Capital Resources - Year 2000". Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

The following tables set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. A summary of the components of the Statements of Operations is shown on the following pages. The statement for the nine month period includes a presentation of the pro forma results of the Company, which include the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. business as if they had occurred on January 1, 1998.

 COMPARATIVE RESULTS: THREE MONTHS ENDED SEPTEMBER 30, 1999
         AND SEPTEMBER 30, 1998 (unaudited)

                                                                             Actual
                                                    ----------------------------------------------------
(in thousands except                                   September 30, 1999            September 30, 1998
  per share amounts)                                ------------------------       ---------------------
Net sales                                              $238,275        100.0%        $220,368      100.0%
Cost of goods sold                                      100,970         42.4           89,264       40.5
                                                    -----------       ------       ----------     ------
                 Gross profit                           137,305         57.6          131,104       59.5
                                                    -----------       ------       ----------     ------

Brokerage, distribution and marketing expenses:
                 Brokerage and distribution              22,625          9.5           20,767        9.4
                 Trade promotions                        44,310         18.6           49,102       22.3
                 Consumer marketing                      15,551          6.5           15,928        7.2
                                                    -----------       ------       ----------     ------
Total brokerage, distribution and marketing expenses     82,486         34.6           85,797       38.9

Amortization of goodwill and other intangibles            9,042          3.8            8,623        3.9
Selling, general and administrative expenses              8,176          3.4            7,200        3.3
Transition expenses                                       2,136          0.9            1,269        0.6
                                                    -----------       ------       ----------     ------
                 Total operating expenses               101,840         42.7          102,889       46.7
                                                    -----------       ------       ----------     ------

                 Operating income                        35,465         14.9           28,215       12.8

Interest expense, net                                    16,802          7.1           15,554        7.0
Amortization of deferred financing expense                  498          0.2              372        0.2
Other bank and financing expenses                           120          0.0               54        0.0
                                                    -----------       ------       ----------     ------

                 Net income before taxes and
                   extraordinary loss                    18,045          7.6           12,235        5.6
Income tax expense                                        6,877          2.9            4,132        1.9
                                                    -----------       ------       ----------     ------

                 Net income before
                   extraordinary loss                    11,168          4.7            8,103        3.7

Extraordinary loss on early extinguishment of debt
  net of tax $4,520                                           -          0.0           (7,449)      (3.4)
                                                    -----------       ------       ----------     ------

                 Net income                            $ 11,168          4.7%        $    654        0.3%
                                                    ===========       ======       ==========     ======

Earnings per share                                        $0.17                         $0.01
                                                    ===========                    ==========
Adjusted EBITDA (1)                                    $ 50,371                      $ 41,354
                                                    ===========                    ==========
Adjusted EPS (2)                                          $0.19                         $0.12
                                                    ===========                    ==========
Cash EPS (3)                                              $0.26                         $0.20
                                                    ===========                    ==========

(1) Adjusted EBITDA is defined as operating income before transition expenses, depreciation and amortization of goodwill and other intangibles.

(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of transition expenses and extraordinary loss.

(3) Cash EPS is defined as Adjusted EPS plus the per share after tax effect of deductible goodwill and other intangibles amortization expense.

                             RESULTS OF OPERATIONS

               Three Months Ended September 30, 1999 Compared to
                     Three Months Ended September 30, 1998

Net Sales. Net sales for the quarter ended September 30, 1999 were $238.3 million, which was an 8.1% increase as compared to net sales in the prior year quarter of $220.4 million. Sales growth was driven by Chef's Choice(R) skillet meals, which contributed $17.0 million in sales, and sales growth of frozen seafood, pizza and syrup products.

Frozen food sales, excluding Chef's Choice(R), increased 3.4% to $89.7 million versus $86.8 million in the prior year period due to sales growth of 5.9% in frozen seafood and 5.0% in Celeste(R) frozen pizza. The growth in frozen seafood was due to increased sales with Wal-Mart and other mass merchandisers. Sales of Aunt Jemima(R) frozen breakfast products declined 1.9%, as expected, because of the conversion of the frozen waffle package size from 8 waffles per package to
10.  The package size was changed in response to a similar increase by Eggo.

Sales of $131.5 million for the dry grocery division were off 1.5% from the prior year period. Syrup sales increased 5.9% over the prior year period as a result of the introduction of Mrs. Butterworth's(R) flavored syrup for children, the switch to plastic from glass bottles on Mrs. Butterworth's syrup and the launch of new premium Log Cabin syrups in the Northeast markets. Baking mix sales decreased 6.2% compared to the prior year due to lower trade promotional spending. Trade promotions were higher last year in order to support the launch of the reformulated brownie product and to mitigate the price increase taken in the June quarter of 1998 on cake and frosting products.

Gross Profit. Gross profit was 57.6% of net sales, which was 1.9 percentage points lower than the gross profit in the 1998 quarter of 59.5%. The decrease was primarily due to the inclusion of Chef's Choice(R) brand products and increased frozen food sales to the mass merchandiser and food service channels.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter decreased $3.3 million as compared to the prior year. As a percentage of net sales, brokerage, distribution and marketing expenses were 34.6%, which was 4.3 percentage points lower than the prior year of 38.9%. Marketing expenses were 25.1% of net sales, which was 4.4 percentage points lower than the prior year of 29.5%. The decrease in marketing expenses was due to the prior year's higher trade support on Duncan Hines(R) products and reduced trade promotions in the seasonally slow third quarter.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $9.0 million from $8.6 million in the 1998 quarter. The increase of $0.4 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisition of the Chef's Choice(R) brand in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $8.2 million were $1.0 million higher than the prior year expense of $7.2 million. The increase was due primarily to the inclusion of the Chef's Choice(R) business. Selling, general and administrative expenses were 3.4% of net sales, which was flat compared to the prior quarter.

Transition Expenses. Transition expenses were $2.1 million as compared to $1.3 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The expenses were due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income. Operating income was $35.5 million as compared to an operating income in the prior year of $28.2 million. Excluding the effect of transition expenses, operating income increased 27.5% to $37.6 million in the quarter versus $29.5 million in the prior year. The increase was due to higher sales and lower operating expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $17.3 million was $1.4 million greater than the prior year amount of $15.9 million. The increase in interest expense was due primarily to increased debt in 1999 due to the acquisition of Chef's Choice(R).

Income Tax Expense. The income tax expense recorded for the quarter was $6.9 million, which represents an effective tax rate of 38.1%. The effective tax rate was less than the anticipated rate of 39.5% due to state tax credits taken in the current quarter. Income tax expense of $4.1 million was recorded in the prior year quarter. The prior year effective tax rate of 33.8% was less than the current quarter due to adjustments to reflect an increase in state tax rates.

Net Income. The Company recorded net income of $11.2 million as compared to $0.7 million in the prior year. Excluding the effect of transition expenses in 1999 and 1998, and excluding the extraordinary loss from the early extinguishment of debt in 1998, net income would have been $13.3 million in the current quarter versus $9.4 million in the prior year quarter.

           COMPARATIVE RESULTS: NINE MONTHS ENDED SEPTEMBER 30, 1999
                      AND SEPTEMBER 30, 1998 (unaudited)

(in thousands except                                Actual                         Pro Forma
  per share amounts)              -----------------------------------------    ------------------
                                  September 30, 1999     September 30, 1998    September 30, 1998
                                  ------------------     ------------------    ------------------


Net sales                         $721,036    100.0%      $509,566   100.0%     $ 667,357   100.0%
Cost of goods sold                 292,467     40.6        208,741    41.0        268,963    40.3
                                  --------   ------       --------   -----     ----------   -----
     Gross profit                  428,569     59.4        300,825    59.0        398,394    59.7
                                  --------   ------       --------   -----     ----------   -----


Brokerage, distribution and
   marketing expenses:
     Brokerage and distribution     69,289      9.6         48,980     9.6         63,894     9.6
     Trade promotions              152,687     21.2        109,972    21.6        154,365    23.1
     Consumer marketing             54,039      7.5         37,423     7.3         50,902     7.6
                                  --------   ------       --------   -----     ----------   -----
Total brokerage,
   distribution and
   marketing expenses              276,015     38.3        196,375    38.5        269,161    40.3

Amortization of goodwill
   and other intangibles            26,896      3.7         21,409     4.2         25,466     3.8
Selling, general and
   administrative expenses          23,315      3.2         17,104     3.4         22,386     3.4
Incentive plan expense                   -      0.0         56,583    11.1        121,323    18.2
Transition expenses                  9,478      1.3          5,716     1.1          5,716     0.9
                                  --------   ------       --------   -----     ----------   -----
     Total operating expenses      335,704     46.5        297,187    58.3        444,052    66.6
                                  --------   ------       --------   -----     ----------   -----


     Operating income (loss)        92,865     12.9          3,638     0.7        (45,658)   (6.9)

Interest expense, net               47,130      6.5         49,531     9.7         43,779     6.5
Amortization of deferred
   financing expense                 1,380      0.2          1,472     0.3          1,117     0.2
Other bank and financing
  expenses                             222      0.1            194     0.0            244     0.0
                                  --------   ------       --------   -----     ----------   -----


     Income (loss) before
        income taxes and
        extraordinary loss          44,133      6.1        (47,559)   (9.3)       (90,798)  (13.6)
Income tax expense (benefit)        17,182      2.4          4,065     0.8         (5,631)   (0.8)
                                  --------   ------       --------   -----     ----------   -----


     Net income (loss)
        before extraordinary loss   26,951      3.7        (51,624)  (10.1)       (85,167)  (12.8)

Extraordinary loss on early
   extinguishment of debt,
   net of tax of $5,704                  -      0.0         (9,325)   (1.8)        (9,325)   (1.4)
                                  --------   ------       --------   -----     ----------   -----

     Net income (loss)            $ 26,951      3.7%      $(60,949)  (11.9)%     $(94,492)  (14.2)%
                                  ========   ======       ========   =====     ==========   =====

Earnings (loss) per share            $0.40                  $(1.24)                $(1.41)
                                  ========                ========             ==========

Adjusted EBITDA (1)               $139,590                $ 94,184               $116,306
                                  ========                ========             ==========

Adjusted EPS (2)                     $0.50                   $0.18                  $0.33
                                  ========                ========             ==========

Cash EPS (3)                         $0.73                   $0.43                  $0.55
                                  ========                ========             ==========

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expenses, depreciation and amortization of goodwill and other intangibles.

(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan expense, transition expenses and extraordinary loss.

(3) Cash EPS is defined as Adjusted EPS plus the per share after tax effect of deductible goodwill and other intangibles amortization expense.

                             RESULTS OF OPERATIONS

                Nine Months Ended September 30, 1999 Compared to
                      Nine Months Ended September 30, 1998

Net Sales. Net sales for the nine months ended September 30, 1999 of $721.0 million were $211.4 million greater than the prior year period of $509.6 million. The prior year period included the results of the Mrs. Butterworth's(R) and Log Cabin(R) brands, the Duncan Hines(R) brand from January 16, 1998, and the Van de Kamp's, Inc. business from April 9, 1998. The Van de Kamp's, Inc. business was purchased on April 8, 1998 and is included in the pro forma results.

  Pro Forma Net Sales. Net sales for the nine month period increased 8.0% as compared to pro forma net sales of $667.4 million for the prior year period (which reflect the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. as if they had occurred on January 1, 1998). Sales growth in the nine month period was led by sales growth of frozen food products and the addition of $37.1 million of sales from Chef's Choice(R), which was acquired in April 1999.

  Frozen food sales, excluding Chef's Choice(R), increased 6.4% to $342.4 million versus $321.8 million in the prior year period due to sales growth of 9.0% in frozen seafood, 6.2% in Celeste(R) frozen pizza, and 1.0% in frozen breakfast products. Sales for the dry grocery division were $341.5 million as compared to $345.5 million in the prior pro forma year period. Syrup sales were up 1.1% and sales of Duncan Hines(R) products were down 2.9%.

Gross Profit. Gross profit was 59.4% of net sales, which was 0.4 percentage points greater than the gross profit in the 1998 period of 59.0%. The increase was primarily due to the cost savings from outsourcing the production of dry grocery products.

  Pro Forma Gross Profit. Gross profit of 59.4% for the nine month period was
  0.3 percentage points lower than the pro forma gross profit of 59.7% for the prior year period due to the inclusion of Chef's Choice(R) sales, which have lower gross margins.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the nine month period increased $79.6 million as compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 38.3% as compared to the prior year of 38.5%.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses for the period were $6.9 million higher than the pro forma prior year period, but declined as a percentage of net sales to 38.3% versus 40.3% in the prior year. Brokerage and distribution expenses increased $5.4 million over last year and were flat as a percentage of net sales to the prior year. Marketing expenses were 28.7% of net sales, which was 2.0 percentage points lower than the prior year of 30.7%. Trade promotions were higher last year in order to support the launch of the reformulated brownie product and the price increase on cake and frosting products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $26.9 million from $21.4 million in the 1998 period. The increase of $5.5 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisitions of Van de Kamp's, Inc. in 1998 and Chef's Choice(R) in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $23.3 million were $6.2 million higher than the prior year period of $17.1 million. The increase was due to the inclusion of Van de Kamp's, Inc. Selling, general and administrative expenses were 3.2% of net sales, which was 0.2 percentage points lower than 3.4% experienced in the prior year.

Incentive Plan Expense. In the prior year period, the Company recorded a non-cash incentive plan expense of $56.6 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements Note 3
- Incentive Plan Expense).

Transition Expenses. Transition expenses were $9.5 million as compared to $5.7 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The expenses were due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income. Operating income was $92.9 million as compared to $3.6 million in the prior year period. Excluding the effects of the incentive plan expense and transition expenses, operating income increased 55.2% to $102.3 million for the nine month period as compared to $65.9 million in the prior year period. The increase was due to the inclusion of operating income generated by the acquired businesses, higher sales and gross margins, and lower operating expenses.

  Pro Forma Operating Income (Loss). On a pro forma basis, operating loss for the prior year period was $45.7 million. Excluding the effects of the incentive plan expense and transition expenses, the Company's operating income in the 1998 period would have been $81.4 million as compared to $102.3 million for the current period, which represented an increase of 25.8% over the prior year period and was the result of higher sales and lower operating expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $48.5 million in the nine month period was lower than the prior year amount of $51.0 million. The decrease in interest expense was due to a lower debt balance following the reduction in debt from the net proceeds of the initial public offering in July 1998.

Income Tax Expense (Benefit). The income tax expense recorded for the period was $17.2 million, which represents an effective tax rate of 38.9%, while income tax of $4.1 million was recorded in the prior year period, which represents an effective tax rate of 38.0%. The effective tax rate was less than the anticipated 39.5% in the current and prior year period due primarily to state tax credits taken in the current period and the effect of the non-deductible incentive plan expense in the prior year.

Net Income (Loss). The Company recorded net income of $27.0 million as compared to a net loss for the prior year of $60.9 million. Excluding the effect of transition expenses in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan expense in 1998, net income would have been $36.4 million in the current period versus $10.7 million in the prior period.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net income plus non-cash charges provided $82.6 million of operating cash flow. From December 31, 1998, net working capital, excluding cash, current deferred tax assets, and current maturities of senior secured debt, increased $96.0 million. The increase in net working capital was the result of the following factors: (1) the acquisition of the Chef's Choice(R) brand and the associated working capital, (2) the increase in inventories of new products to support introduction activities, and (3) an increase in inventories of seafood and baking mix products in advance of the seasonally heavy December quarter.

Net cash used in investing activities was $113.6 million for the nine month period. Cash used during the period included $51.2 million for the acquisition of Chef's Choice(R) and $19.7 million on capital expenditures. In addition, the Company invested in additional manufacturing capacity of frozen seafood products with the purchase of a production facility and the associated working capital. The Company expects to spend approximately $26.0 million on capital expenditures for the year ended December 31, 1999. Capital expenditures were funded from operating cash flow.

During the period, financing activities provided cash of $127.0 million. To finance the acquisition of the Chef's Choice(R) brand and related expenses, the Company increased its existing senior bank facilities with $100.0 million of senior secured term debt under the Company's Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999, among the Company, as Borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AG, Stamford Branch, as Documentation Agent ("Amended New Senior Bank Facilities"). The proceeds were used to fund the acquisition of Chef's Choice(R) in April 1999 and reduce the senior secured revolving debt facility under the Amended New Senior Bank Facilities. The Company repaid $17.7 million in principal on its Amended New Senior Bank Facilities and borrowed on the revolving facility to fund working capital requirements.

At September 30, 1999, the Company had $0.4 million of cash and cash equivalents and an unused commitment of $42.7 million on senior secured revolving debt facility under the Amended New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

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

The Year 2000 issue, which is common to most corporations, concerns the inability of information systems, including computer software programs as well as non-information technology systems, to properly recognize and process date-sensitive information related to the Year 2000 and beyond. The Company believes that it is currently Year 2000 compliant and does not anticipate any material disruption of its operations as a result of any failure by the Company to be Year 2000 compliant. Given the uncertainty of the Year 2000 issue, however, to the extent the Company experiences any Year 2000 non-compliance problems, the Company's business and results of operations could be materially affected. This could be caused by computer-related failures in a number of areas including, but not limited to, the failure of the Company's financial systems or manufacturing and inventory management systems.

Efforts to identify the risks associated with Year 2000 compliance began in 1997 by identifying the potential areas of exposure. The Company's information technology was split into three areas of concern: internal mission-critical systems and applications, internal non-mission-critical systems and applications and external data sources and trading partners.

Compliance with internal mission-critical systems and applications is complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Internal non-mission-critical systems and applications have also been analyzed and have been deemed to be compliant.

In addition to reviewing its internal systems, the Company has polled its third-party vendors, customers, contract manufacturers and freight carriers to determine whether they are Year 2000 compliant. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems, which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not Year 2000 compliant by the end of 1999, such customers may lose electronic data interchange ("EDI") capabilities at the beginning of the Year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communications in order to receive customer orders and process customer billings. To the extent the Company's vendors or contract manufacturers are not Year 2000 compliant by the end of 1999, such vendors or contract manufacturers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory which could materially adversely affect the Company's business and results of operations. Through its polling efforts, the Company has not identified any potential Year 2000 issues with any of its major third-party vendors, contract manufacturers, customers or freight carriers which could have a materially adverse effect on the Company's business or results of operations or which could not be investigated through alternate sources of supply.

To date, the Company has incurred and expensed approximately $0.5 million related to the assessment and development of the remediation plan and the purchase of new compliant hardware and software. Management anticipates spending and expensing an additional $0.1 million through the end of 1999 to implement its entire Year 2000 plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-parties' Year 2000 readiness and other factors.

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

Interest Rate Collar Agreements. At September 30, 1999, the Company was party to an interest rate collar agreement. On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% and a floor rate of 5.50%.

Interest Rate Swap Agreements. The Company is party to two interest rate swap agreements. On March 17, 1998, the Company entered into an interest rate swap agreement with a notional principal amount of $150.0 million and a term of three years. The effective swap rate on March 17, 1998 was 5.81%. On November 30, 1998, the Company amended the existing interest agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%. The applicable rate is set quarterly with the next reset date on December 17, 1999.

On April 13, 1999, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $200.0 million. The Company entered into the Swap to achieve its objective of hedging approximately 60% of its debt against movements in interest rates. The applicable rate is set quarterly with the next reset date on January 1, 2000. The counterparty to the Company's Swap is a major financial institution.

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

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit
Number    Exhibit
-------   -------

2.1 Asset Purchase Agreement, dated as of September 24, 1999, by and among the Company and The Eggo Company. (Incorporated by reference to Exhibit 2.1 to Aurora Foods Inc.'s Form 8-K filed November 10, 1999 ("8-K")).

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

10.1 Fifth Amended and Restated Credit Agreement, dated as of November 1, 1999, among Aurora Foods Inc., as Borrower, the Lender listed therein, the Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit
          10.1 to the 8-K).

27.1 Financial Data Schedule for the period ended September 30, 1999 submitted to the Securities and Exchange Commission in electronic format.

(b)  Report on Form 8-K

None.

SIGNATURE
---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AURORA FOODS INC.


Dated:  November 12, 1999               By: /s/  M. Laurie Cummings
                                            ----------------------------
                                        M. Laurie Cummings
                                        Chief Financial Officer
                                        (Duly Authorized Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)