Form 10-K405
period 1999-12-31
AURORA FOODS INC /DE/
filed 2000-04-14
CIK 1060024

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________

                        Commission file number 333-50681
                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                    94-3303521
           --------                                    ----------
  (State or Other Jurisdiction of          (IRS Employer Identification No.)
   Incorporation or Organization)

                         1000 Union Station, Suite 300
                              St. Louis, MO 63103
          (Address of Principal Executive Office, Including Zip Code)

                                 (314) 241-0303
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class       Name of Each Exchange on Which Registered
          -------------------       -----------------------------------------
          Common Stock, par         New York Stock Exchange
          value $0.01 per           Pacific Exchange
          share

          Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No ___
                                        -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 2000, based upon the closing price of the Common Stock as reported on the New York Stock Exchange on such date, was approximately $121,051,569.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

                                                        Shares Outstanding
                                                          April 7, 2000
                                                         ---------------
Common Stock, $0.01 par value                               67,049,811

                   Documents incorporated by reference:  None

================================================================================

PART I
------

ITEM 1:  BUSINESS
-----------------

Aurora Foods Inc. (the "Company") is a leading producer and marketer of premium branded food products including Duncan Hines(R) baking mix products, Mrs. Butterworth's(R) and Log Cabin(R) syrup products, Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza, Chef's Choice(R) frozen skillet meals and Lender's(R) bagel products. The Company's brands are among the most widely recognized food brands in the United States and have leading market positions. The Company groups its brands into two general divisions: the dry grocery division and the frozen food division.

Recent Developments
-------------------

The Company has been significantly affected by the following recent developments.

Special Committee Investigation; Restatement of Financial Results

On February 11, 2000, the Company's Board of Directors, after discussions with the Company's auditors, PricewaterhouseCoopers LLP, formed a special committee (the "Special Committee") to conduct an investigation into the Company's application of its accounting policies. The Special Committee retained legal counsel, which retained an independent accounting firm to assist in the investigation. The investigation is not yet completed.

Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the unaudited interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Unaudited restated condensed financial statement information for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been included in the notes to the consolidated financial statements included herein. All restated financial information included herein has been adjusted to properly expense costs and recognize revenues in accordance with generally accepted accounting principles and the Company's stated accounting policies included in the notes to the consolidated financial statements.

For the year ended December 31, 1998, these misstatements primarily understated trade promotions expense by $28.5 million, overstated net sales by $4.6 million, understated brokerage and distribution expense by $2.8 million and understated cost of goods sold by $1.4 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $14.5 million. The impact of the misstatements on reported operating results for the year ended December 31, 1998, was to overstate gross profit by $6.0 million, operating income by $38.3 million, and net income by $23.8 million. For the nine months ended September 30, 1999, these misstatements primarily understated trade promotions expense by $15.2 million, overstated net sales by $20.8 million and understated cost of goods sold by $5.0 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $16.9 million. The impact of the misstatements for the nine month ended September 30, 1999, was to overstate gross profit by $25.8 million, operating income by $43.3 million, and net income by $26.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatements" and Notes 1, 20 and 21 to the consolidated financial statements.

The Company expects to file amended Form 10-Qs for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, and an amended Form 10-K for the year ended December 31, 1998.

Management Changes

On February 17, 2000 the following members of senior management resigned:  Ian
R. Wilson, Chairman and Chief Executive Officer, James B. Ardrey, Vice Chairman, Ray Chung, Executive Vice President and M. Laurie Cummings, Chief Financial Officer. Mr. Wilson and Mr. Ardrey also resigned from the Board of Directors. The Board appointed Richard C. Dresdale, President of Fenway Partners, Inc. as Chairman of the Board, David E. De Leeuw, Managing Director of McCown De Leeuw & Co., Inc., as Vice Chairman, Peter Lamm, Chairman and Chief Executive Officer of Fenway Partners, Inc. as acting President and Chief Executive Officer and Andrea Geisser, Managing Director of Fenway Partners, Inc. as acting Vice President-Finance, acting Treasurer and acting Secretary, effective February 18, 2000.

On April 3, 2000, the Company announced that it had hired James T. Smith as President and Chief Executive Officer of the Company, and Christopher T. Sortwell as Executive Vice President and Chief Financial Officer. Mr. Smith and Mr. Sortwell were also elected to the Board of Directors of the Company. See "Directors and Executive Officers of the Company."

Legal Proceedings

Following the announcement of the aforementioned investigation, several purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California alleging that the Company and the directors and officers who resigned on February 17, 2000 violated federal securities laws. See "Item 3. Legal Proceedings."

Headquarters

In February 2000, the company relocated its corporate headquarters from San Francisco, CA to the frozen food division corporate office in St. Louis, MO.

Products and Markets
--------------------

The Company has acquired premium, well recognized brands with strong brand equity that have been undermarketed and undermanaged in recent years and have become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, marketing resources and dedicated sales and marketing organization they have lacked in recent years. The Company then sustains the growth of the brands with high levels of marketing support directed towards consumer promotions, new products and new packaging. Each of the Company's brands is a leading national brand with significant market share and strong consumer awareness. The Company competes in two segments of the food industry, dry grocery and frozen food, and sells its products nationwide to supermarkets and other retail channels. The Company sells its products through food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers. The Company also sells its syrup and frozen food products in the foodservice distribution channel. Foodservice customers include military bases, restaurant chains and business/industry.

          [LOGO]                  [LOGO]           [LOGO]
      MRS BUTTER-WORTH'S        LOG CABIN        DUNCAN HINES

          [LOGO]                  [LOGO]            [LOGO]
        MRS PAUL'S             VAN de KAMP'S       LENDER'S

         [LOGO]                   [LOGO]             [LOGO]
         CELESTE               AUNT JAMIMA        CHEFS CHOICE


References to market, category and segment sales, market share percentages and market positions reflect U.S. retail supermarket sales dollars for the 52-week period ended December 26, 1999, as gathered by Information Resources Incorporated for the frozen food division and for the 52-week period ended December 25, 1999, as gathered by A.C. Nielsen Company for the dry grocery division.

Dry Grocery Division
--------------------

The Company has three brands in the dry grocery segment: Mrs. Butterworth's(R), Log Cabin(R) and Duncan Hines(R).

Mrs. Butterworth's(R) and Log Cabin(R)

Together, the Mrs. Butterworth's(R) and Log Cabin(R) syrup products have a leading 33% share of the syrup category. Log Cabin(R) and Mrs. Butterworth's(R) Original 24-ounce bottles are the number one and number two selling stock keeping units, respectively, in the syrup category. Different consumer perceptions of these two brands offer unique opportunities for consumer targeting. Mrs. Butterworth's(R) distinctive, grandmother-shaped bottle and buttery flavor represents a fun image to the family with children. The strong heritage of Log Cabin(R), which dates back to 1888, represents an authentic, rich maple brand targeted to more traditional, "warm, cozy" breakfast occasions. The Company also sells Country Kitchen(R), a value-priced syrup, to target the economy segment. Introduced in 1954, Country Kitchen(R) has the highest share in the economy segment. Mrs. Butterworth's(R), Log Cabin(R) and Country Kitchen(R) are offered in regular and lite versions. The Company also sells pancake mixes under the Mrs. Butterworth's(R) and Log Cabin(R) brands. In 1998, the Company introduced a sugar-free syrup under the Log Cabin(R) label to target health-conscious and diabetic consumers. In 1999, the Company introduced flavored syrups under the Mrs. Butterworth's(R) label to target children and introduced butter-flavored syrup and premium syrups and mixes under the Log Cabin(R) brand. In 1999, the Company also updated the packaging of its 24 oz. Mrs. Butterworth's(R) syrup from glass to a high resin plastic bottle.

Duncan Hines(R)

For over 40 years, the Duncan Hines(R) brand has represented excellence in baking mixes. The Duncan Hines(R) product line consists of cake mix, ready-to-spread frosting, brownie mix, muffin mix, and cookie and other specialty mixes. Duncan Hines(R) cake mix products are universally available throughout chain grocery stores in the United States and have a market share of 37%. Consumer test results show the Duncan Hines(R) brand appeals to the consumer who wants to bake a "quality, good as homemade" product. In 1999, the Company introduced two new cake mixes (German chocolate and red velvet), introduced All-Bran muffins (blueberry and apple-cinnamon) that are co-branded with the Kellogg Company, introduced a coconut pecan ready-to-spread frosting, and reformulated cookies and other specialty mixes. The Company also restaged the packaging for the entire Duncan Hines(R) product line in 1999.

The Duncan Hines(R) brand has been built on the strength of its cake mix. Introduced in 1956, Duncan Hines(R) has the #1, #2 and #3 selling stock keeping units in the cake mix segment (yellow, butter golden and devil's food cake mixes). Cake mixes accounted for approximately 55% of Duncan Hines(R) total sales for the year ended December 31, 1999. To complement its cake mixes, Duncan Hines(R) offers Ready To Spread frostings. Popular Duncan Hines(R) frostings include homestyle vanilla and chocolate flavors. Duncan Hines(R) also offers two tiers of brownie mixes, plain and premium. Other Duncan Hines(R) products include muffin and cookie mixes.

Frozen Food Division
--------------------

The Company has six brands in the frozen food segment: Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R), Celeste(R), Chef's Choice(R) and Lender's(R).

Van de Kamp's(R) and Mrs. Paul's(R)

The Company manufactures and markets frozen seafood products under the Van de Kamp's(R) and Mrs. Paul's(R) brands, which together hold a leading market share position of 24% of the frozen seafood category. The frozen seafood product line includes breaded and battered fish sticks and fish fillets, grilled and plain fish fillets, "healthy" breaded fish, and specialty seafood items. The Company's dual brand strategy emphasizes both brands' respective regional strengths (Van de Kamp's(R) is stronger in the West and Central U.S., while Mrs. Paul's(R) is stronger in the Northeast and Southeast) and brand positioning (Van de Kamp's(R) targets families with younger children while Mrs. Paul's(R) targets adults and families with older children). The Van de Kamp's(R) trademark dates back over 40 years and is recognized as a fun, contemporary image that appeals to families with children. The Mrs. Paul's(R) franchise began in the mid-1940's with the introduction of deviled crab cakes and has grown to include a wide range of specialty seafood items that target the adult consumer. In 1999, the Company introduced new "Tenders" and "Strips" products under both brands, "Crisp and Healthy" flavored fillets under the Van de Kamp's(R) brand and "Hearty Size" fish sticks and fillets made from the whole fish fillet rather than minced pieces under the Mrs. Paul's(R) brand. In addition, in 1999 the Company introduced new packaging across its entire line of seafood products.

The Company continues to build Van de Kamp's(R) and Mrs. Paul's(R) brand equity through television and print advertising and consumer promotions. Cross-promoting is used to focus on the target consumer. For example, Van de Kamp's(R) products are cross-promoted with Kraft(R) tartar sauce.

Aunt Jemima(R)

The Aunt Jemima(R) brand was established over 100 years ago. The Company offers Aunt Jemima(R) frozen breakfast products in three categories: french toast, pancakes and waffles. Aunt Jemima(R) has a number one market share position in french toast, a number two position in pancakes and is the number three brand in the frozen waffle category. Aunt Jemima(R) waffle and pancake products are offered in four varieties: original, blueberry, buttermilk and lowfat. The french toast product is offered in two flavors: regular and cinnamon. In 1999, the Company expanded its offerings in frozen breakfast products with the launch of french toast sticks and mini pancakes. The Company also changed the shape of its waffles from square to round in 1999 and increased the package size to ten waffles per package from eight in response to competitive activity from the Kellogg Company's Eggo(R) waffle product line.

Celeste(R)

For over 37 years, Celeste(R) frozen pizza has been a prominent regional brand in the Northeast. The Company offers Celeste(R) frozen pizzas in small and large sizes and a rising crust pizza under the Mama Celeste label. Celeste(R) small pizzas (marketed as Celeste(R) Pizza for One) and large pizzas are economy priced, while the Mama Celeste Fresh-Baked Rising Crust pizza is value priced relative to other rising crust pizzas. Rising crust pizzas have been a driver of growth within the frozen pizza category. These pizzas rise as they bake in the consumer's oven and offer a pizza comparable in quality to a restaurant or home delivered pizza. In the aggregate markets in which it competes, Celeste(R) Pizza for One is the leading brand of small pizzas in terms of sales dollars. Celeste(R) products are primarily sold in the Northeast, Florida and California. Late in 1999, Celeste(R) introduced two new flavors of Pizza-for-One in Zesty Chicken Supreme and Sausage and Pepperoni.


Chef's Choice(R)

The Chef's Choice(R) line of frozen skillet meals is a leading premium brand in the rapidly growing frozen skillet meal category, also referred to as Home Meal Replacements. Skillet meals are an entire meal in one package that can be cooked in a single skillet in under fifteen minutes. The Chef's Choice(R) brand was created to address consumer demand for convenient, tasty, high quality meals that can be prepared quickly at home as an alternative to take-out. Chef's Choice(R) products are a premium product offering in the category and include more protein and higher quality ingredients than some competitors in the category. The Chef's Choice(R) product line consists of ten items: Chicken Stir Fry, Shrimp Stir Fry, Beef Stir Fry, Shrimp Linguini, Chicken Santa Fe, Chicken Marinara, Shrimp Fried Rice, Steak Ranchero, Sun-Up Skillet Breakfast with Sausage and Sun-Up Skillet Breakfast with Ham. The Company acquired Chef's Choice(R) in April 1999.

Lender's(R)

Founded in 1927, the Lender's(R) brand is over 70 years old and is synonymous with bagels. Lender's(R) is the leading brand of scannable bagels (bagels sold through the grocery store, excluding in-store bakery), with an overall 36% market share. The Lender's(R) brand participates in all three scannable bagel categories: frozen, refrigerated and fresh. In the frozen and refrigerated segments, Lender's(R) commands leading market shares of 79% and 67%, respectively. Lender's(R) bagels are offered in several flavors in several styles: Lender's Original(R), Big 'n Crusty(R), Lender's Premium Refrigerated Bagels(R) and Bagel Shop. The Company acquired Lender's(R) in November 1999.

Industry
--------

The U.S. food industry is relatively stable with growth driven primarily by modest price and population increases. Over the last ten years, food companies have been divesting non-core business lines and making strategic acquisitions.

The desire for nutrition and convenience strongly affects consumer demand for food products. Increasingly, consumers want nutritious food that is convenient to prepare and can be served as a meal occasion. The Company targets consumers between the ages of 25 and 48 and particularly households with children. There are approximately 40 million children between the ages of 5 and 14, which represent a growing target market for the Company.

The Company competes in the dry grocery and frozen food categories of the retail food industry and in club stores and is expanding its presence in foodservice markets, which the Company believes offer further growth opportunities.

Financial Information About Industry Segments
---------------------------------------------

See "Item 14(a) 1. Consolidated Financial Statements of the Company" incorporated herein by reference.

Trademarks
----------

The Company's principal trademarks in the Dry Grocery Division are Duncan Hines(R), Log Cabin(R), Mrs. Butterworth's(R), and in the Frozen Food Division are Van de Kamp's(R), Mrs. Paul's(R), Celeste(R), Mama Celeste, Chef's Choice(R) and Lender's(R). The trademarks in both divisions are important to the maintenance of the Company's brands. The Company licenses, for use on frozen breakfast products, the Aunt Jemima(R) trademark pursuant to a perpetual, royalty-free, license agreement with The Quaker Oats Company ("Quaker Oats"). The license agreement requires the Company to obtain the approval of Quaker Oats for any material change to any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima(R) trademark. Quaker Oats can only withhold approval if such proposed use violates the terms of the license agreement. The registrations for the Company's trademarks expire from time to time and the Company renews them in the ordinary course of business prior to the expiration dates.

Competition
-----------

The food industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines, substantially greater financial and other resources available to them, lower fixed costs and/or longer operating histories.

Production
----------

Frozen Food Division

The Company produces its Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products primarily at its Erie, Pennsylvania, and Jackson, Tennessee manufacturing facilities. The Company has also moved the manufacturing of some of its specialty seafood products from co-packers to a seafood processing facility in Yuba City, California that the Company acquired in February 1999. The Company also uses this facility to produce some of its new seafood items. The Company produces its Aunt Jemima(R) frozen breakfast products at its Jackson, Tennessee and Erie, Pennsylvania facilities and its Celeste(R) frozen pizza products at the Jackson, Tennessee facility. The Company produces its Lender's(R) frozen, refrigerated and fresh bagel products at its Mattoon, Illinois and West Seneca, New York facilities. The Company's Chef's Choice(R) products are packaged by a contract manufacturer under an agreement that has a term of two years with an automatic renewal provision of one year.

Dry Grocery Division

The Company's syrup products are produced by contract manufacturers at various manufacturing facilities pursuant to syrup co-pack agreements. These syrup agreements have terms of five to seven years and automatic renewal provisions for one year unless cancelled by either party. All of the Company's syrup production equipment, including batching, filling and case-packing equipment, is located at the contract manufacturers' facilities. Duncan Hines(R) cake mixes, brownie mixes, specialty mixes and frosting products are also produced by contract manufacturers pursuant to co-pack agreements. All of the Company's cake mixes, brownie mixes, specialty mixes and frosting production equipment including co-milling, blending and packaging equipment is located at the contract manufacturers' facilities. These Duncan Hines(R) agreements have terms of five years and automatic renewal provisions for one year unless cancelled by either party. It is the Company's intention to maintain long-term relationships with its contract manufacturer partners.

The Company has entered into manufacturing contracts which require minimum annual production orders. The minimum annual production orders for all contracts through the year 2002 are 5.8 million cases of product. This volume represents substantially less than the Company's current production requirements.

Quality Control
---------------

Quality control processes at the Company's principal manufacturing facilities and at the production facilities where the Company's products are contract manufactured emphasize applied research and technical services directed at product improvement.

The Company's products and the facilities where the products are manufactured are also subject to various laws and regulations administered by the Federal Food and Drug Administration, the United States Department of Agriculture, and other federal, state, and local governmental agencies relating to the quality of products, safety and sanitation. The Company believes that it complies with such laws and regulations in all material respects.

Customers
---------

The Company's business is not dependent upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on the Company's operations.

Seasonality
-----------

The Company experiences some seasonality in its businesses. In the Frozen Foods Division, seasonality is primarily due to increased demand for its seafood products during Lent. In the Dry Grocery Division, it is primarily due to increased demand for its Duncan Hines(R) products during the Thanksgiving and Christmas holiday baking seasons. As a result, the first and fourth quarters generally experience higher levels of sales. There are no material backlogs.

Raw Materials and Supplies
--------------------------

The principal raw materials used by the Company are corn syrup, flour, sugar, fish, eggs, cheese, vegetable oils, shortening, other agricultural products and paper and plastic for packaging materials. All such materials and supplies are available from numerous independent suppliers. The Company procures ingredients through its contract manufacturer partners for most of the dry grocery division. The procurement process for its frozen food division and the production of brownie mixes is managed by purchasing the necessary raw materials directly from various suppliers. The Company's objective is to meet both the Company's production needs and its quality standards, while achieving the lowest aggregate cost to the Company.

Research and Development
------------------------

The Company maintains its primary research and development departments for its dry grocery division in Columbus, Ohio and for its frozen food division in St. Louis, Missouri. The departments are responsible for nearly all of the food research and product development for the Company. The Company uses food technology consultants where appropriate. The Company's research and development resources are focused on new product development and product enhancement, cost containment through improvements in process design and packaging, and exploratory research in new business areas.

Employees
---------

As of March 31, 2000, the Company had approximately 1,850 employees. Of these, approximately 200 employees at the West Seneca, NY facility are covered by a collective bargaining agreement expiring in 2001. Management of the Company believes it generally has good relations with its employees and has not experienced any work stoppages or strikes.

Business History
----------------

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business ("MBW") from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco" or the "Predecessor"). AurFoods subsequently acquired the Log Cabin(R) syrup business ("LC") from Kraft Foods, Inc. ("Kraft") in July 1997 and the Duncan Hines(R) baking mix business ("DH") from The Procter & Gamble Company ("P&G") in January 1998.

Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings"), and was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from Quaker Oats in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC"). On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution").

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company, and the Company consummated an initial public offering of 12,909,372 shares of its Common Stock (the "IPO"). Concurrently with the IPO, New LLC also sold 1,590,628 shares of the Company's Common Stock to the public at a price of $21.00 per share. The sale of stock by New LLC and the IPO are together herein referred to as the "Equity Offerings." Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of a total of $175.0 million of available senior secured revolving debt.

On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") for a purchase price of $51.2 million, subject to adjustment based on an "earn-out" clause, from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey. Seacoast markets the line of Chef's Choice(R) frozen skillet meals.

On November 1, 1999, the Company acquired all the assets and certain liabilities of the Lender's Bagel business ("Lender's") for a purchase price of $275.5 million from The Eggo Company, a subsidiary of the Kellogg Company ("Kellogg's"). Concurrently with the acquisition of Lender's, the Company borrowed $275.0 million of senior secured term debt under the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "Senior Bank Facilities").

ITEM 2:  PROPERTIES
-------------------

The Company owns and operates five facilities, described in the following table, to manufacture its frozen foods products. The Company's lease in St. Louis, MO will expire in March 2001. The office lease in Columbus, OH will expire in March 2004. The Company also owns a 175,000 square foot manufacturing facility located in Chambersburg, Pennsylvania, which the Company has made available for sale. The Company manufactured its frozen desserts product line, which it sold on May 1, 1998, at this facility. The Company's facilities and equipment are subject to security interests granted to its lenders.


                                                                            Approximate
       Location                           Principal Use                    Square footage        Owned/Leased
---------------------           -------------------------------------   --------------------  --------------------
  Jackson, TN                   Frozen breakfast, frozen pizza and             302,000               Owned
                                   grilled fish production

  Erie, PA                      Frozen seafood production                      116,000               Owned

  Yuba City, CA                 Frozen seafood production                       56,000               Owned

  Mattoon, IL                   Frozen and refrigerated bagel                  215,000               Owned
                                   production

  West Seneca, NY               Frozen and fresh bagel production               92,000               Owned

  St. Louis, MO                 Company headquarters and frozen food            45,000               Leased
                                   division corporate office
  Columbus, OH                  Dry grocery division corporate office           29,000               Leased

All of the Company's equipment is generally in good physical condition, well maintained and suitable for the manufacture of the particular product line for which it is used. The Company's equipment generally operates with some available capacity.

ITEM 3: LEGAL PROCEEDINGS
-------------------------

As of April 13, 2000, the Company has been served with thirteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between October 28, 1998 and February 18, 2000. The Company believes that additional purported class action lawsuits similar to those described above have been or may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

Pursuant to the Company's articles of incorporation, and certain of its contractual obligations, the Company has agreed to indemnify its officers and directors under certain circumstances against claims arising from the lawsuits. The Company may be obligated to indemnify certain of its officers and directors for the costs they may incur as a result of the lawsuits.

While it is not feasible to predict or determine the final outcome of these or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the company's financial position, results of operations and cash flow.

The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not applicable.

PART II
-------

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol AOR. The table below states the high and low closing prices by quarter on the New York Stock Exchange from the date of the Company's initial public offering to December 31, 1999:


        1998                                  High                         Low
----------------------                  ----------------              ----------------
June 26 -  June 30                           $21.1250                      $21.0000
July 1- September 30                         $22.3750                      $12.6250
October 1 - December 31                      $19.8750                      $ 9.9375


           1999                               High                         Low
-----------------------------           -----------------             ----------------
January 1 -  March 31                        $20.0000                     $12.7500
April 1 - June 30                            $19.5000                     $14.1250
July 1 -  September 30                       $19.0000                     $13.5000
October 1 - December 31                      $15.9375                     $ 7.5625

As of March 31, 2000, there were approximately 250 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The terms of the Senior Bank Facilities restrict the Company's ability to declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 to the Company's consolidated financial statements.

ITEM 6: SELECTED FINANCIAL DATA
-------------------------------

The selected financial data presented below, as of and for the years ended December 31, 1999 and 1998, and December 27, 1997 is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the years ended December 31, 1996 and 1995 is derived from the audited Statements of Operations of the Predecessor. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The comparability of the selected financial data presented below is significantly affected by the merger of VDK with the Company and by the acquisitions and related financings completed by the Company during its history. See "Business - Business History," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


                                             Aurora Foods  Inc.                                          Predecessor
                        -----------------------------------------------------------------    ------------------------------------
                                                                          Years Ended
                        -----------------------------------------------------------------    ------------------------------------
                                December 31,                               December 27,
                        ------------------------------------
                           1999                  1998                         1997                    1996              1995
                        -----------           --------------            -----------------       ---------------    --------------
                                                    As Restated /(1)/
                                                           (in thousands, except per share data)
Net sales                     $  995,418            $  784,557              $143,020                    $89,541           $91,302
Gross profit                     570,482               465,622                97,291                     60,586            63,559
Operating income                  64,061                 6,492                23,398                     17,186            17,185
Net (loss) income                 (4,449)              (69,129)                1,235                     10,570            10,569
Total assets /(2)/             1,851,116             1,448,442               372,739                          -                 -
Total debt /(2)/               1,079,220               708,092               279,919                          -                 -
Earnings (loss) per
share /(2)/                        (0.07)                (1.29)                 0.04                          -                 -

/(1)/ As restated. See "Item 7. Management's Discussion and Analysis of Financial Conditions- Restatements" for a description of the adjustments.
/(2)/ Total assets, total debt and earnings (loss) per share of the Predecessor for the years ended December 31, 1996 and 1995 are not available. The Predecessor did not operate MBW as a separate division or business entity and, as a result, such information is not available.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the financial statements and notes thereto. Unless otherwise noted, fiscal years in this discussion refer to the Company's December-ending fiscal years.

Restatements
------------

Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the unaudited interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the unaudited interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Unaudited restated condensed financial statement information for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been included in the notes to the consolidated financial statements included herein. All restated financial information included herein has been adjusted to properly expense costs and recognize revenues in accordance with generally accepted accounting principles and the Company's stated accounting policies included in the notes to the consolidated financial statements.

For the year ended December 31, 1998, these misstatements primarily understated trade promotions expense by $28.5 million, overstated net sales by $4.6 million, understated brokerage and distribution expense by $2.8 million and understated cost of goods sold by $1.4 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $14.5 million. The impact of the misstatements on reported operating results for the year ended December 31, 1998, was to overstate gross profit by $6.0 million, operating income by $38.3 million, and net income by $23.8 million.
For the nine months ended September 30, 1999, these misstatements primarily understated trade promotions expense by $15.2 million, overstated net sales by $20.8 million and understated cost of goods sold by $5.0 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $16.9 million. The impact of the misstatements for the nine month ended September 30, 1999, was to overstate gross profit by $25.8 million, operating income by $43.3 million, and net income by $26.4 million.

Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, and amounts paid to obtain favorable display positions in the retailers' stores. These promotions are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees when incurred or, when under a contract, over a period not to exceed 12 months and expenses other trade promotions in the period during which the deals occur. Customers collect payment from the Company for trade promotion expenses utilizing one of two primary methods. In some cases, the Company includes a separate line on the face of the invoice that reduces the net amount invoiced. This is typically referred to as an "off-invoice" amount. The Company records the sale to the customer at the list price of its product when the product is shipped and records the cost of the off-invoice amount as an expense in the appropriate period in accordance with the Company's policy. In order to collect money from the Company for trade promotion deals that are not provided in an "off-invoice" form, customers deduct specified deal costs from their payments on other invoices. The Company records the sale to the customer at the list price of its product when the product is shipped. In this case, however, the Company estimates the amount of trade promotion expense and accrues it at the time of shipment. As customers take deductions from their invoices upon payment, the Company charges these deductions against the accrual. See Notes 1, 20 and 21 to the consolidated financial statements.

A summary of the effects of the restatement follows (in thousands, except per share data):


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             December 31, 1998
                                                               ------------------------------------------------
                                                                      As Previously
                                                                         Reported                 As Restated
                                                               ----------------------          ----------------
Net sales                                                                  $789,193                     $784,557
Cost of goods sold                                                          317,547                      318,935
                                                                -------------------            -----------------
     Gross profit                                                           471,646                      465,622
                                                                -------------------            -----------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                              74,703                       77,553
     Trade promotions                                                       173,467                      201,926
     Consumer marketing                                                      56,683                       56,699
                                                                -------------------            -----------------
Total brokerage, distribution and marketing expenses                        304,853                      336,178

Amortization of goodwill and other intangibles                               30,048                       30,048
Selling, general and administrative expenses                                 25,043                       25,955
Incentive plan expense                                                       56,583                       56,583
Transition expenses                                                          10,357                       10,366
                                                                -------------------            -----------------
Total operating expenses                                                    426,884                      459,130
                                                                -------------------            -----------------
     Operating income                                                        44,762                        6,492

Interest expense, net                                                        64,487                       64,493
Amortization of deferred financing expense                                    1,872                        1,872
Other bank and financing expenses                                               263                          259
                                                                -------------------            -----------------
     Loss before income taxes and extraordinary loss                        (21,860)                     (60,132)

Income tax expense (benefit)                                                 14,306                         (214)
                                                                -------------------            -----------------
     Loss before extraordinary loss                                         (36,166)                     (59,918)

Extraordinary loss on early extinguishment of debt,
   net of tax                                                                 9,211                        9,211
                                                                -------------------            -----------------
     Net loss                                                              $(45,377)                    $(69,129)
                                                                ===================            =================
Basic and diluted earnings (loss) per share before
   extraordinary loss                                                      $  (0.68)                    $  (1.12)
Extraordinary loss per share                                                   0.17                         0.17
                                                                -------------------            -----------------
Basic and diluted earnings (loss) per share                                $  (0.85)                    $  (1.29)
                                                                ===================            =================
EBITDA /(1)/                                                               $ 84,763                     $ 46,486
                                                                ===================            =================
Adjusted EBITDA /(2)/                                                      $151,702                     $113,435
                                                                ===================            =================


/(1)/ EBITDA is defined as net loss plus extraordinary item, income tax expense, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.
/(2)/ Adjusted EBITDA is defined as EBITDA plus incentive plan expense and transition expenses.


                          CONSOLIDATED BALANCE SHEETS


                                                                                        December 31, 1998
                                                                            --------------------------------------------
                                                                            As previously
                                                                               reported                    As restated
                                                                           -----------------            ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $      354                    $      354
     Accounts receivable, net                                                         86,539                        82,093
     Inventories                                                                      76,674                        77,331
     Prepaid expenses and other assets                                                 6,517                         6,850
     Asset held for sale                                                               3,000                             -
     Current deferred tax assets                                                       8,251                        27,170
                                                                           -----------------                --------------
          Total current assets                                                       181,335                       193,798

Property, plant and equipment, net                                                   153,167                       152,085
Goodwill and other intangible assets, net                                          1,072,760                     1,072,759
Asset held for sale                                                                        -                         3,000
Other assets                                                                          26,620                        26,800
                                                                           -----------------                --------------
          Total assets                                                            $1,433,882                    $1,448,442
                                                                           =================                ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                  $   20,000                    $   20,000
     Senior secured revolving debt facility                                           85,850                        85,850
     Accounts payable                                                                 59,078                        59,395
     Accrued liabilities                                                              49,836                        83,433
                                                                           -----------------                --------------
          Total current liabilities                                                  214,764                       248,678

Non-current deferred tax liabilities                                                     649                         5,047
Other liabilities                                                                     12,372                        12,372
Long-term debt                                                                       602,242                       602,242
                                                                           -----------------                --------------
          Total liabilities                                                          830,027                       868,339
                                                                           -----------------                --------------

Stockholders' equity:
     Preferred stock                                                                       -                             -
     Common stock                                                                        670                           670
     Paid-in capital                                                                 647,889                       647,889
     Promissory notes                                                                   (562)                         (562)
     Accumulated deficit                                                             (44,142)                      (67,894)
                                                                           -----------------                --------------
          Total stockholders' equity                                                 603,855                       580,103
                                                                           -----------------                --------------

          Total liabilities and stockholders' equity                              $1,433,882                    $1,448,442
                                                                           =================                ==============

A summary of the 1998 and 1999 quarterly effects of the restatement follows (in thousands, except per share data):

                                                                     Three months ended
                                --------------------------------------------------------------------------------------------------
                                      March 31, 1999                    June 30, 1999                      September 30, 1999
                                ------------------------------    ------------------------------    ------------------------------
                                      As                                As                                 As
                                  previously                        previously                         previously
                                   reported       As restated        reported        As restated        reported       As restated
                                ---------------  -------------    --------------    ------------    -----------------  -----------
                                                                              (unaudited)
Net sales                             $261,050       $254,264           $221,711        $214,034           $238,275       $231,896
Cost of goods sold                     104,128        104,703             87,369          91,230            100,970        101,536
                                --------------    -----------    ---------------    ------------    ---------------    -----------
Gross profit                           156,922        149,561            134,342         122,804            137,305        130,360
Brokerage, distribution and
   marketing expenses                  108,565        113,115             84,965          91,288             82,486         87,720
Other operating expenses                20,386         20,717             19,948          20,638             19,354         19,674
                               ---------------    -----------    ---------------    ------------    ---------------    -----------
Operating income                        27,971         15,729             29,429          10,878             35,465         22,966
Interest and financing
   expenses                             15,029         15,030             16,283          16,283             17,420         17,420
                               ---------------    -----------    ---------------    ------------    ---------------    -----------
Income (loss) before taxes
   and extraordinary item               12,942            699             13,146          (5,405)            18,045          5,546
Income taxes                             5,112            217              5,193          (1,675)             6,877          1,719
                               ---------------    -----------    ---------------    ------------    ---------------    -----------
Net income (loss)                     $  7,830       $    482           $  7,953        $ (3,730)          $ 11,168       $  3,827
                               ===============    ===========    ===============    ============    ===============    ===========
Basic and diluted earnings
   (loss) per share                   $   0.12       $   0.01           $   0.12        $  (0.06)          $   0.17       $   0.06
                               ===============    ===========    ===============    ============    ===============    ===========
EBITDA /(1)/                          $ 39,675       $ 27,525           $ 42,202        $ 23,899           $ 48,235       $ 36,171
                               ===============    ===========    ===============    ============    ===============    ===========
Adjusted EBITDA /(2)/                 $ 43,947       $ 31,803           $ 45,273        $ 26,464           $ 50,371       $ 37,868
                               ===============    ===========    ===============    ============    ===============    ===========


                                                     Three months ended
                             ------------------------------------------------------------------
                                  September 30, 1998                 December 31, 1998
                             --------------------------------  --------------------------------
                                      As                                As
                                  previously                        previously
                                   reported       As restated        reported        As restated
                            ------------------    ------------  ----------------     -----------
                                                          (unaudited)

Net sales                             $220,368       $218,768           $279,627        $276,591
Cost of goods sold                      89,264         89,974            108,806         109,484
                            ------------------    -----------     --------------     -----------
Gross profit                           131,104        128,794            170,821         167,107
Brokerage, distribution and
   marketing expenses                   85,797        100,243            108,480         125,358
Other operating expenses                17,092         17,402             21,218          21,830
                            ------------------    -----------     --------------     -----------
Operating income                        28,215         11,149             41,123          19,919
Interest and financing
   expenses                             15,980         15,980             15,425          15,426
                            ------------------    -----------     --------------     -----------
Income (loss) before taxes
   and extraordinary item               12,235         (4,831)            25,698           4,493
Income taxes                             4,132           (163)            10,241              16
                            ------------------    -----------     --------------     -----------
Income (loss) before                     8,103         (4,668)            15,457           4,477
   extraordinary item
Extraordinary item                       7,449          7,449               (114)           (115)
                            ------------------    -----------     --------------     -----------
Net income (loss)                     $    654       $(12,117)          $ 15,571        $  4,592
Basic and diluted earnings  ==================    ===========     ==============     ===========
   (loss) per share                   $   0.01       $  (0.18)          $   0.28        $   0.07
                            ==================    ===========     ==============     ===========
EBITDA /(1)/                          $ 40,085       $ 23,019           $ 52,178        $ 31,314
                            ==================    ===========     ==============     ===========
Adjusted EBITDA /(2)/                 $ 41,354       $ 24,286           $ 56,818        $ 35,965
                            ==================    ===========     ==============     ===========

/(1)/ EBITDA is defined as net income plus extraordinary item, income tax expense, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

/(2)/ Adjusted EBITDA is defined as EBITDA plus incentive plan expense (credit) and transition expenses.

Results of Operations
---------------------

The following tables set forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's, Seacoast, VDK Holdings (Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R) and Celeste(R)) and Duncan Hines(R) acquisitions and related financings had taken place January 1, 1998. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation, and financial information for the year ended December 31, 1998 has been restated as discussed above.

Statements of Operations
------------------------
(in thousands except per share amounts)

                                                               Actual Years Ended                      Pro forma Years Ended
                                               -------------------------------------------------   --------------------------------
                                                       December 31,                                         December 31,
                                               ----------------------------------                  --------------------------------
                                                                      1998          December 31,                          1998
                                                 1999        (as restated) /(1)/        1997           1999     (as restated) /(1)/
                                               --------      --------------------   ------------   ----------   -------------------
                                                                                                            (unaudited)
Net sales                                      $995,418               $784,557          $143,020   $1,190,019          $1,211,352
Cost of goods sold                              424,936                318,935            45,729      508,015             504,597
                                               --------               --------          --------   ----------          ----------
          Gross profit                          570,482                465,622            97,291      682,004             706,755
                                               --------               --------          --------   ----------          ----------
Brokerage, distribution and
     marketing expenses:
      Brokerage and distribution                103,518                 77,553            17,096      145,281             147,106
      Trade promotions                          241,281                201,926            26,075      271,771             278,506
      Consumer marketing                         77,092                 56,699            15,142       85,418              98,848
                                               --------               --------          --------   ----------          ----------
Total brokerage, distribution and
     marketing expenses                         421,891                336,178            58,313      502,470             524,460
Amortization of goodwill and
     other intangibles                           38,305                 30,048             5,938       42,456              39,978
Selling, general and administrative
     expenses                                    35,596                 25,955             5,229       45,899              45,570
Incentive plan expense (credit)                    (571)                56,583             2,300         (571)            121,314
Transition expenses                              11,200                 10,366             2,113       11,200              10,366
                                               --------               --------          --------   ----------          ----------
      Total operating expenses                  506,421                459,130            73,893      601,454             741,688
                                               --------               --------          --------   ----------          ----------
      Operating income (loss)                    64,061                  6,492            23,398       80,550             (34,933)
Interest expense, net                            68,403                 64,493            18,242       86,202              84,811
Amortization of deferred financing
     expense                                      2,060                  1,872             3,059        2,794               3,370
Other bank and financing expenses                   838                    259                83          837                 307
                                               --------               --------          --------   ----------          ----------
      Income (loss) before income
          taxes and extraordinary loss           (7,240)               (60,132)            2,014       (9,283)           (123,421)
Income tax expense (benefit)                     (2,791)                  (214)              779       (5,742)            (35,737)
                                               --------               --------          --------   ----------          ----------
      Net income (loss) before
          extraordinary loss                     (4,449)               (59,918)            1,235       (3,541)            (87,684)

Extraordinary loss on early
     extinguishment of debt, net of
     tax of $5,632                                    -                  9,211                 -            -               9,211
                                               --------               --------          --------   ----------          ----------
      Net income (loss)                        $ (4,449)              $(69,129)         $  1,235   $   (3,541)         $  (96,895)
                                               ========               ========          ========   ==========          ==========
Earnings (loss) per share                      $  (0.07)              $  (1.29)         $   0.04   $    (0.05)         $    (1.81)
                                               ========               ========          ========   ==========          ==========
EBITDA /2)/                                    $117,448               $ 46,486          $ 30,396   $  143,090          $   22,838
                                               ========               ========          ========   ==========          ==========
Adjusted EBITDA /(3)/                          $128,077               $113,435          $ 34,809   $  160,313          $  163,343
                                               ========               ========          ========   ==========          ==========
Adjusted EPS /(4)/                             $   0.03               $   0.05          $   0.14   $     0.05          $     0.27
                                               ========               ========          ========   ==========          ==========

Adjusted EPS /(4)/


(1) As restated. See " -Restatements" and Notes 1, 20 and 21 to the consolidated financial statements.
(2) EBITDA is defined as net income plus extraordinary item, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.
(3) Adjusted EBITDA is defined as EBITDA plus incentive plan expense (credit), transition expenses and, for pro forma purposes only, Kellogg's allocations of $15,958 and $13,583 in 1999 and 1998, respectively, less estimated pro forma costs to be incurred by the Company of $3,333 and $4,000 in 1999 and 1998, respectively, related to the estimated additional administrative costs associated with operating the Lender's business.
(4) Adjusted EPS is defined as earnings (loss) per share plus the per share after tax effect of incentive plan expense (credit), transition expenses and extraordinary item.

Statements of Operations
------------------------
(as a percentage of net sales)

                                                             Actual Years Ended                         Pro forma Years Ended
                                                -------------------------------------------------     --------------------------
                                                         December 31,                                       December 31,
                                                -------------------------------------------------     --------------------------
                                                                   1998              December 27,                     1998
                                                  1999        (as restated) /(1)/       1997            1999    (as restated) /(1)/
                                                ---------     -------------------    ------------      ------   -------------------
                                                                                                            (unaudited)
Net sales                                          100.0%            100.0%             100.0%         100.0%          100.0%
Cost of goods sold                                  42.7              40.7               32.0           42.7            41.7
                                                   -----             -----              -----          -----           -----
      Gross profit                                  57.3              59.3               68.0           57.3            58.3
                                                   -----             -----              -----          -----           -----
Brokerage distribution and
    marketing expenses:
      Brokerage and distribution                    10.4               9.9               12.0           12.1            11.9
      Trade promotions                              24.2              25.7               18.2           23.1            25.6
      Consumer marketing                             7.8               7.2               10.6            6.5             5.8
                                                   -----             -----              -----          -----           -----
Total brokerage, distribution and
    marketing expenses                              42.4              42.8               40.8           41.7            43.3
Amortization of goodwill and
    other intangibles                                3.8               3.8                4.1            3.2             2.8
Selling, general and administrative
    expenses                                         3.6               3.3                3.6            3.3             3.0
Incentive plan expense                               0.0               7.2                1.6            0.0            10.0
Transition  expenses                                 1.1               1.3                1.5            0.9             0.9
                                                   -----             -----              -----          -----           -----
      Total operating expenses                      50.9              58.4               51.6           49.1            60.0
                                                   -----             -----              -----          -----           -----

      Operating income (loss)                        6.4               0.9               16.4            8.2            (1.7)

Interest expense, net                                6.8               8.2               12.8            0.0             4.9
Amortization of deferred financing
    expense                                          0.2               0.2                2.1            0.0             0.1
Other bank and financing expenses                    0.1               0.0                0.1            0.0             0.0
                                                   -----             -----              -----          -----           -----

      Income (loss) before income
         taxes and extraordinary loss               (0.7)             (7.5)               1.4            8.2            (6.7)
Income tax expense (benefit)                        (0.3)              0.0                0.5            0.0             0.7
                                                   -----             -----              -----          -----           -----

      Net income (loss) before
         extraordinary loss                         (0.4)             (7.5)               0.9            8.2            (7.4)

Extraordinary loss on early
    extinguishment of debt, net of
    tax                                              0.0               1.2                0.0            0.0             0.8
                                                   -----             -----              -----          -----           -----

      Net income (loss)                             (0.4%)            (8.7%)              0.9%           8.2%           (8.2%)
                                                   =====             =====              =====          =====           =====

The Company manages its business in two operating segments, the frozen food division and the dry grocery division. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

In 1998, the Company acquired VDK Holdings, which had four brands, Van de Kamp's(R) and Mrs. Paul's(R) seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products and which now comprises the frozen foods division. In 1999, the frozen foods division added two additional brands, Chef's Choice(R) frozen skillet meal products and Lender's(R) frozen bagel products. The dry grocery division consists of three brands, Mrs. Buttersworth(R) and Log Cabin(R) breakfast products and Duncan Hines(R) baking mix products, which was acquired in 1998.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 (as restated)

The following table sets forth certain historical results of operations data by division for the years ended December 31, 1999 and 1998 (as restated):

                                                        Years Ended December 31,
                                                ---------------------------------------
                                                       1999                 1998
                                                ------------------   ------------------
                                                 Frozen      Dry      Frozen      Dry
                                                --------  --------   --------  --------
Net sales                                       $523,933  $471,485   $279,229  $505,328
Cost of goods sold                               238,491   186,445    121,371   197,564
                                                --------  --------   --------  --------
  Gross profit                                   285,442   285,040    157,858   307,764
                                                --------  --------   --------  --------
Brokerage, distribution and marketing
 expenses:
  Brokerage and distribution                      57,899    45,619     26,872    50,681
  Trade promotions                               120,901   120,380     76,799   125,127
  Consumer marketing                              41,975    35,117     20,221    36,478
                                                --------  --------   --------  --------
Total brokerage, distribution and
 marketing expenses                              220,775   201,116    123,892   212,286
Amortization of goodwill and other
 Intangibles                                      17,223    21,082     10,038    20,010
Selling, general and administrative expenses      23,604    11,992     14,438    11,517
Incentive plan expense (credit)                        -      (571)         -    56,583
Transition expenses                                3,179     8,021          -    10,366
                                                --------  --------   --------  --------
  Total operating expenses                       264,781   241,640    148,368   310,762
                                                --------  --------   --------  --------
 Operating income (loss)                        $ 20,661  $ 43,400   $  9,490  $ (2,998)
                                                ========  ========   ========  ========

Net Sales. Net sales increased from $784.6 million in 1998 to $995.4 million in 1999 due to increased sales in the frozen foods division, which was partially offset by a decline in dry grocery division sales.

     Frozen Foods. Frozen foods division net sales increased from $279.2 million in 1998 to $523.9 million in 1999. Net sales in 1998 included nine months of frozen foods operations, following the acquisition of VDK Holdings in April 1998. Sales in 1999 included a full year of frozen foods operation and the subsequent acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Before giving effect to the Chef's Choice(R) and Lender's(R) acquisitions, net sales in 1999 were $443.0 million. Chef's Choice(R) contributed $52.1 million of sales and Lender's(R) generated $28.8 million of sales during Aurora's ownership period in 1999.

     Dry Grocery. Dry grocery division net sales decreased from $ 505.3 million in 1998 to $471.5 million in 1999 due primarily to unit volume declines for both breakfast and baking products. Breakfast products unit volume declined 3%, and sales decreased 6% due to the volume decline and a shift from retail to alternative channels sales. Baking products net sales decreased 7% due to capacity constraints related to the transition from production in the predecessor owner's facility to the new co-manufacturer.

Gross Profit. Gross profit increased from $465.6 million, or 59.3% of net sales in 1998 to $570.5 million, or 57.3% of net sales in 1999. The decline in gross profit as a percentage of net sales was attributable to both segments of the business.

     Frozen Foods. Frozen foods division gross profit as a percentage of net sales declined from 56.5% in 1998 to 54.5% in 1999 due to higher seafood material costs, a lower gross profit percentage on Aunt Jemima(R) waffles due to an increase in the number of waffles per carton and increased sales to private label and club customers, which typically have a lower gross profit percentage and lower associated marketing expenses. In addition, the Chef's Choice(R) acquisition affected the division's gross profit percentage, as the Chef's Choice(R) business generates a lower gross profit percentage than the other retail brands.

     Dry Grocery. Dry Grocery Division gross profit as a percentage of net sales declined from 60.9% in 1998 to 60.4% in 1999 due to increased sales of lower gross margin products and higher raw material costs. Breakfast sales were lower in traditional retail channels and higher in club and foodservice, which typically have lower gross margins and lower marketing expenses than retail. Baking mixes experienced lower gross margins due to lower sales of high margin, capacity constrained products such as cake and frosting products, which were partially offset by higher sales of lower margin muffin and specialty product mixes. The division also experienced higher material costs, particularly on corn syrup and packaging.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $336.2 million in 1998 to $421.9 million in 1999, and decreased from 42.8% of sales in 1998 to 42.4% of sales in 1999. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased to 10.4% of sales due to freight increases and acquired businesses. Trade promotions, which consist of incentives offered to food retailers to carry and promote Aurora products, declined to 24.2% of sales due to trade promotion spending rate reductions in both divisions. Consumer marketing expenses, which include the costs of advertising, couponing and market research, increased slightly to 7.8% of sales in 1999.

     Frozen Foods. Brokerage and distribution expenses increased from 9.6% of sales in 1998 to 11.1% of sales in 1999 due to distribution cost increases and the inclusion of the Lender's(R) business for part of the year, which has higher distribution costs due to the fresh bagel distribution system. Trade promotion expenses decreased from 27.5% of sales in 1998 to 23.1% of sales in 1999 due to reductions in trade spending in each of the product groups to support a shift in focus toward consumer spending. In addition, cost containment initiatives lowered the overall trade spending rate. Consumer spending increased from 7.2 % of sales in 1998 to 8.0% of sales in 1999 due to increased advertising on the seafood brands and introductory consumer support for new breakfast products.

     Dry Grocery. Brokerage and distribution expenses decreased from 10.0% of sales in 1998 to 9.7% of sales in 1999 due to a slight decrease in freight costs. Trade promotion expenses decreased from $125.1 million in 1998 to $120.4 million in 1999. However, trade promotion expense increased from 24.8% of sales in 1998 to 25.5% in 1999 due to new breakfast and baking product introductions and a shift in promotional strategy on baking mix products. Consumer marketing expenses increased from 7.2% of sales in 1998 to 7.4% of sales in 1999 due to increases in coupon activity on the breakfast brands which were partially offset by advertising reductions.


Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $30.0 million in 1998 to $38.3 million in 1999 due to the impact of a full year of ownership of VDK. The 1998 results include nine months of operating activity for the frozen foods division due to the acquisition of VDK Holdings in April 1998. The acquisitions of Chef's Choice(R) and Lender's(R) also contributed to the increase in amortization. Frozen foods amortization totaled $17.2 million and $10.0 million in 1999 and 1998, respectively. Dry grocery amortization was $21.1 million in 1999 and $20.0 million in 1998.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $26.0 million in 1998 to $35.6 million in 1999 due primarily to the effect of including only nine months of operating activity for the frozen foods division in 1998 compared to a full year for 1999. Selling, general and administrative expenses were 3.6% of sales in 1999 compared to 3.3% of sales in the prior year. Frozen foods selling, general and administrative expenses increased from $14.4 million in 1998 to $23.6 million in 1999 due to the growth in the business. Dry grocery selling, general and administrative expenses were in $12.0 million in 1999 compared to $11.5 million in 1998.

Incentive Plan Expense. Incentive plan expense of $56.6 million in 1998 represents a one-time charge estimated and recorded by the Company related to its equity incentive plan, whereby certain employees of the Company were provided the opportunity to participate in the potential appreciation of the value of the Company's common stock. The credit of $0.6 million in 1999 represents an adjustment to the Company's estimate.

Transition Expenses. Transition expenses were $11.2 million in 1999, an increase of $0.8 million versus prior year. These expenses represent one-time costs incurred to integrate acquired businesses. Transition expenses totaled $3.2 million for the frozen foods division in 1999, which were related to the acquisitions of Chef's Choice(R) and Lender's(R). Dry grocery transition expenses were related to the integration of the Duncan Hines(R) and totaled $10.4 million and $8.0 million in 1998 and 1999, respectively.

Operating Income. Operating income increased from $6.5 million in 1998 to $64.1 million in 1999. Operating income in 1998 was affected by the $56.6 million one-time expense for the Company's equity incentive plan. Before giving effect to the equity incentive plan expense and transition expense, operating income increased from $73.4 million in 1998 to $74.7 million in 1999. Operating income in 1998 reflected nine months of VDK Holdings operating activity. Operating income in 1999 reflected twelve months of frozen foods division activity, including nine months of Chef's Choice(R) and two months of Lender's(R). Frozen foods operating income increased from $9.5 million in 1998 to $20.7 million in 1999 due primarily to the increase in the size of the division. Dry grocery operating results improved from a loss of $3.0 million in 1998 to operating income of $43.4 million in 1999 due primarily to the impact of the equity incentive plan in 1998. Before giving effect to the equity income plan and transition expenses in both years, dry division operating income decreased from $64.0 million in 1998 to $50.9 million in 1999 due primarily to the decrease in sales.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $66.6 million in 1998 to $71.3 million in 1999. The increase was due to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November
1999.

Income Tax Expense (Benefit). The income tax benefit for 1999 was $2.8 million compared to an income tax benefit in 1998 of $0.2 million. The effective tax rate for 1999 was 38.5% compared to 0.4% in 1998. After giving effect to the impact of the extraordinary loss, the effective tax rate in 1998 was 7.8%. The low effective tax rate in 1998 was due to the non-deductibility of the incentive compensation recorded by the Company.

Net (Loss) Income. The Company incurred a net loss of $4.4 million in 1999 compared to a net loss in 1998 of $69.1 million. The loss in 1998 included the $56.6 equity incentive plan expense and an extraordinary charge in the net of tax amount of $9.2 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

  Pro Forma Year Ended December 31, 1999 Compared to the Pro Forma Year Ended
                        December 31, 1998 (as restated)

The following table sets forth certain pro forma results of operations data by division for the years ended December 31, 1999 and 1998 (as restated):


                                                      Years Ended December 31,
                                             -----------------------------------------
                                                     1999                  1998
                                             -------------------  --------------------
                                              Frozen      Dry       Frozen       Dry
                                             --------  ---------  ----------  --------
Pro forma net sales                          $718,534  $471,485    $700,339   $511,013
Pro forma cost of goods sold                  321,570   186,445     304,567    200,030
                                             --------  --------    --------   --------
  Pro forma gross profit                      396,964   285,040     395,772    310,983
                                             --------  --------    --------   --------
Pro forma brokerage, distribution and
 marketing expenses:
  Pro forma brokerage and distribution         99,662    45,619      95,777     51,329
  Pro forma trade promotions                  151,391   120,380     152,831    125,675
  Pro forma consumer marketing                 50,301    35,117      61,948     36,900
                                             --------  --------    --------   --------
Total pro forma brokerage, distribution
 and marketing expenses                       301,354   201,116     310,556    213,904
Pro forma amortization of goodwill and
 other intangibles                             21,374    21,082      19,689     20,289
Pro forma selling, general and
 administrative expenses                       33,907    11,992      34,053     11,517
Pro forma incentive plan expense (credit)           -      (571)     64,731     56,583
Pro forma transition expenses                   3,179     8,021           -     10,366
                                             --------  --------    --------   --------
  Total pro forma operating expenses          359,814   241,640     429,029    312,659
                                             --------  --------    --------   --------
 Pro forma operating income (loss)           $ 37,150  $ 43,400    $(33,257)  $ (1,676)
                                             ========  ========    ========   ========

Pro Forma Net Sales. Pro forma net sales decreased from $1,211 million in 1998 to $1,190 million in 1999. The decline in pro forma net sales was attributable to the decline in dry grocery division sales and was partially offset by growth in the frozen foods division.

     Frozen Foods. Frozen foods division pro forma net sales increased from $700.3 million in 1998 to $718.5 million in 1999. Frozen seafood sales declined 3% due to lower sales of uncoated products. Lower unit sales were partially offset by a price increase instituted in the fall of 1999. Frozen breakfast sales declined 4% due to the successful introduction of Aunt Jemima(R) mini-pancakes and french toast sticks, which largely offset a volume decline in Aunt Jemima(R) waffle sales. The Company experienced a decline in net sales of Aunt Jemima(R) frozen waffles due to the increase in unit count per package and temporary capacity constraints relating to the redesign of the waffle product and packaging. Net sales to foodservice customers decreased $8.4 million from 1998 to 1999 as a result of the divestiture of the Company's dessert business in 1998. Excluding the desserts sales in 1998, foodservice sales increased 13% from 1998 to 1999 due to increased breakfast sales and the increased seafood production capacity acquired through the purchase of the Yuba City, CA facility. Frozen pizza net sales increased 5% from 1998 to 1999 due to successful early 1999 promotions and the full year 1999 impact of a geographic expansion in mid-1998. Chef's Choice(R) net sales increased 22% in 1999 due to increased distribution and new product introductions. Lender's(R) net sales declined 3% versus 1998 due to reduced promotional activity.

     Dry Grocery. Dry grocery division pro forma net sales decreased from $511.0 million in 1998 to $471.5 million in 1999 due primarily to unit volume declines for both breakfast and baking products. Breakfast products unit volume declined 3%, and net sales decreased 6% due to the volume decline and a shift from retail to alternative channels sales. Baking products net sales decreased 8% due to capacity constraints related to the transition from production in the predecessor owner's facility to the new co-manufacturer.

Pro Forma Gross Profit. On a pro forma basis, the gross profit percentage declined from 58.3% of sales in 1998 to 57.3% of sales in 1999. The decline was due to higher raw material costs, the Aunt Jemima(R) waffle upsizing and a product mix shift toward club and foodservice.

     Frozen Foods. Frozen foods pro forma gross profit percentage declined from 56.5% in 1998 to 55.3% in 1999 due to higher seafood raw material costs, the impact of the Aunt Jemima(R) waffle upsizing and increased sales of foodservice products, private label products and Chef's Choice(R), which generate lower gross margins than the average for the division.

     Dry Grocery. Dry grocery pro forma gross profit percentage declined from 60.9% of sales in 1998 to to 60.5% in 1999 due to increases in sales of lower gross margin products and increases in raw material costs. Baking mixes experienced lower gross margins due to lower sales of high margin, capacity constrained products such as cake and frosting products, which were offset by higher sales of muffins and other specialty products, which generate lower gross margin. The division experienced higher material costs on corn syrup and packaging.

Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses decreased from $524.5 million in 1998 to $502.5 million in 1999. Brokerage and distribution costs increased from 12.1% of sales in 1998 to 12.2% of sales in 1999. Trade promotion expenses declined from 23.0% of sales in 1998 to 22.8% of sales in 1999 from 8.2% in 1998 in 1999.
Consumer marketing expenses decreased to 7.2% of pro forma net in 1999 from 8.2% in 1998 sales due to a significant spending reduction on the Lender's(R) brand.

     Frozen Foods. Brokerage and distribution expense increased from $95.8 million in 1998 to $99.7 million in 1999 due to the sales increase in 1999. Trade promotion expenses declined $1.4 million from 1998 to 1999 and decreased from 21.8% of sales in 1998 to 21.1% of sales in 1999 due to reductions in trade spending on each of the product groups. Trade spending reductions were implemented to support a shift in focus toward consumer spending. Consumer spending declined from 8.8% of sales in 1998 to 7.0% of sales in 1999 due to the elimination of a $13 million advertising campaign that was executed by the predecessor on the Lender's(R) brand in 1998.

     Dry Grocery. Brokerage and distribution expenses decreased from 10.0% of sales in 1998 to 9.7% of sales in 1999 due to a slight decrease in freight costs. Trade promotion expenses decreased from $125.7 million in 1998 to $120.4 million in 1999. However, trade promotion expense increased from 24.6% of sales in 1998 to 25.5% in 1999 due to new breakfast and baking product introductions and a shift in promotional strategy on baking mix products. Consumer marketing expenses increased from 7.2% of sales in 1998 to 7.4% of sales in 1999 due to increases in coupon activity on the breakfast brands, which were partially offset by advertising reductions.

Pro Forma Amortization of Goodwill and Other Intangibles. Frozen foods amortization totaled $21.4 million and $19.7 million in 1999 and 1998, respectively. Dry grocery amortization was $21.1 in 1999 and $20.3 in 1998.

Pro Forma Selling, General and Administrative Expenses. Total pro forma selling, general and administrative expenses increased from $45.6 million in 1998 to $45.9 million in 1999. As a percentage of pro forma net sales, pro forma selling, general and administrative expenses increased from 3.8% in 1998 to 3.9% in 1999. The decrease in pro forma selling, general and administrative expenses of the frozen division from $34.1 million in 1998 to $33.9 million in 1999 was offset by an increase in the pro forma selling, general and administrative expenses of the dry grocery division from $11.5 million in 1998 to $12.0 million in 1999.

Pro Forma Incentive Plan Expense. Incentive plan expense of $121.3 million in 1998 represents a one-time charge estimated and recorded by the Company related to the Aurora and VDK Foods LLC equity incentive plans, whereby certain employees of the Company were provided the opportunity to participate in the potential appreciation of the value of the Company's common stock. The credit of $0.6 million in 1999 represents an adjustment of the estimate.

Pro Forma Operating (Loss) Income. Operating income for the year ended December 31, 1999 totaled $80.6 million. Excluding the effects of incentive plan and transition expense in both years, the Company achieved operating income of $96.7 million in 1998 and $91.2 million in 1999. The decrease in operating profit is the result of the decline in gross profit margins and increased selling, general and administrative expenses offset by improved marketing spending. Excluding the impact of the equity incentive plan and transition expenses in both years, frozen foods operating income totaled $31.5 million in 1998 and $40.3 million in 1999. The increase was due to increased sales and the reduction in marketing expenses. Excluding the impact of the equity incentive plan and transition expenses in both years, dry grocery operating income totaled $65.3 million in 1998 and $50.9 million in 1999. The decrease was due primarily to the sales decline.

Pro Forma Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $88.5 million in 1998 to $89.8 million in 1999 due to higher interest rates on the floating rate debt in 1999.

Pro Forma Income Tax Expense. The pro forma income tax benefit in 1999 was $5.7 million compared to a pro forma income tax benefit of $35.7 million in 1998. The pro forma effective tax rate for 1999 was 61.8%, which was impacted favorably by certain state tax credits applied for by the Company that increase the pro forma income tax benefit. The pro forma effective tax rate for 1998 was 30.0%.

Pro Forma Net (Loss) Income. The Company's pro forma net loss of $3.5 million in 1999 compares to a pro forma net loss in 1998 of $96.9 million. The loss in 1998 included the $121.3 million equity incentive plan expense and an extraordinary charge, net of tax, in the amount of $9.2 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

 Year Ended December 31, 1998 (as restated) Compared to the Year Ended December
                                    27, 1997

The following table sets forth certain historical results of operations data by division for the years ended December 31, 1998 (as restated) and December 27, 1997:

                                                                 Years Ended
                                                ----------------------------------------------
                                                 December 31, 1998          December 27, 1997
                                                -------------------       --------------------
                                                 Frozen      Dry           Frozen        Dry
                                                --------  ---------        ------     --------
Net sales                                       $279,229  $505,328          N/A       $143,020
Cost of goods sold                               121,371   197,564          N/A         45,729
                                                --------  --------                    --------
  Gross profit                                   157,858   307,764          N/A         97,291
                                                --------  --------                    --------
Brokerage, distribution and marketing
 expenses:
  Brokerage and distribution                      26,872    50,681          N/A         17,096
  Trade promotions                                76,799   125,127          N/A         26,075
  Consumer marketing                              20,221    36,478          N/A         15,142
                                                --------  --------                    --------
Total brokerage, distribution and
 marketing expenses                              123,892   212,286          N/A         58,313
Amortization of goodwill and other
 Intangibles                                      10,038    20,010          N/A          5,938
Selling, general and administrative expenses      14,438    11,517          N/A          5,229
Incentive plan expense (credit)                        -    56,583          N/A          2,300
Transition expenses                                    -    10,366          N/A          2,113
                                                --------  --------                    --------
  Total operating expenses                       148,368   310,762          N/A         73,893
                                                --------  --------                    --------
 Operating income                               $  9,490  $ (2,998)         N/A       $ 23,398
                                                ========  ========                    ========

Net Sales. Net sales for the year ended December 31, 1998 were $784.6 million, an increase of $641.5 million versus 1997. The sales growth in 1998 was due to acquisition activity as described below.

     Dry Grocery. Dry grocery division net sales increased $362.3 million from 1997 to 1998, and totaled $505.3 million in 1998. Dry division breakfast net sales in 1997 consisted of a full year of Mrs. Butterworth's(R) products and sales of the Log Cabin(R) brand from acquisition at July 1, 1997 to December 27, 1997. Dry division net sales growth during 1998 was due to the full year impact of owning the Log Cabin(R) brand and the acquisition of the Duncan Hines(R) brand in January 1998.

     Frozen Foods. VDK Holdings was acquired on April 8, 1998. Post acquisition sales in 1998 totaled $279.2 million.

Gross Profit. Gross profit increased from $97.3 million in 1997 to $465.6 million in 1999. Gross profit as a percentage of net sales declined from 68.0% of sales in 1997 to 59.3% of net sales in 1998. The decline is due to the mix of business, as the brands acquired during 1998 generate lower gross margins than the breakfast brands that comprised the 1997 sales.

     Dry Grocery. Dry grocery margins declined to 60.9% of sales in 1998 due to the acquisition of the Duncan Hines(R) brand, which generates lower gross margins than the breakfast business, which comprised all of the 1997 sales.

     Frozen Foods. Frozen foods gross margin on 1998 sales was 56.5%.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $58.3 million in 1997 to $336.2 million in 1998. The increase was due to the acquisition of the Log Cabin(R), Duncan Hines(R) and VDK Holdings businesses. Brokerage, distribution and marketing expenses increased from 40.8% of sales in 1997 to 42.8% of sales in 1998, with an increase in trade promotion offsetting declines in distribution and consumer marketing costs. Brokerage and distribution costs decreased from 12.0% of sales in 1997 to 9.9% of sales in 1998 due to the lower cost structure in the acquired businesses. Trade promotion expenses increased from 18.2% of sales in 1997 to 25.7% of sales in 1998 due to the higher trade promotion spending rate on the Duncan Hines(R) brand and the Frozen division, both of which were acquired in 1998. Consumer marketing expenses declined from 10.6% of sales in 1997 to 7.2% of sales in 1998 due to lower consumer spending rates in both divisions.

     Dry grocery. Dry grocery brokerage, distribution and marketing expenses increased from 40.8% of net sales in 1997 to 42.0% in 1998. Trade promotion expenses increased from 18.2% of sales in 1997 to 24.8% of sales in 1998 due to the acquisition of Duncan Hines(R) in January 1998 and the shift in promotional strategy adopted on the brand after it was acquired.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $5.9 million in 1997 to $30.0 million in 1998. The increase of $24.1 million was due to the additional amortization expense generated by the goodwill recorded in connection with the Log Cabin(R), Duncan Hines(R) and VDK Holdings acquisitions.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $5.2 million in 1997 to $26.0 million in 1998 due to the additional infrastructure and staffing required by the acquisitions of the Log Cabin(R), Duncan Hines(R) and VDK Holdings businesses in 1997 and 1998. Selling, general and administrative expenses declined to 3.3% of net sales due to the increased scale of the business.

Incentive Plan Expense. Incentive plan expense increased from $2.3 million to $56.6 million. The expense in both years represents the recording of incentive plan expense in accordance with the equity incentive awards granted to Company employees.

Transition Expense. Transition expenses were $10.4 million in 1998, an increase of $8.3 million compared to the prior year. These expenses represent one-time costs incurred to establish the Company's operations and integrate the acquired Log Cabin(R) and Duncan Hines(R) businesses.

Operating Income. Operating income was $6.5 million in 1998 compared to operating income of $23.4 million in 1997. Excluding the effects of equity incentive plan and transition expenses, the Company would have achieved operating income of $73.4 million in 1998 compared to operating income of $27.8 million in the prior year. The increase is due to the acquisitions of Log Cabin(R), Duncan Hines(R) and VDK Holdings.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses totaled $66.6 million in 1998 compared to $21.4 million in 1997. The increase was due to the additional debt associated with the acquisitions of Log Cabin(R), Duncan Hines(R) and VDK Holdings.

Income Tax Expense. The income tax benefit reported for 1998 was $0.2 million compared to 1997 income tax expense of $0.8 million. The effective tax rate for 1998 was 0.4% compared to 38.7% for 1997. The effective tax rate in 1998 was 7.8% after giving effect to the impact of the extraordinary loss. The lower than expected effective tax rate in 1998 was due to the non-deductibility of the incentive compensation recorded by the Company.

Net (Loss) Income. The Company incurred a net loss of $69.1 million in 1998, compared to net income of $1.2 million in 1997. The 1998 loss included the incentive plan expense and an extraordinary charge of $9.2 million net of tax as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

                        Liquidity and Capital Resources

For the year ended December 31, 1999, cash provided by operations was $11.1 million compared to cash provided by operations for the year ended December 31, 1998 of $49.3 million. The decrease from 1998 to 1999 was due primarily to increases in inventories, prepaid expenses and other current assets, cash required to fund increases in working capital caused by the acquisition of Lender's and the payment of employee taxes associated with the VDK Plan (see "Item 11: Executive Compensation"), partially offset by an increase in account payable.

Net cash used in investing activities was $375.2 million for the year ended December 31, 1999 compared to net cash used for the year ended December 31, 1998 of $477.8 million. The 1999 acquisitions of Seacoast (and its Chef's Choice(R) brand) and Lender's used cash of $51.2 million and $275.5 million,respectively. The Company also used approximately $11.8 million to acquire Avalon Bay. Avalon Bay was a small business that, at the time it was acquired, was primarily involved in producing specialty seafood products for foodservice industry and club store customers. Also, during 1999, the Company incurred capital expenditures of $25.3 million to expand capacity, reduce production costs, and convert the shape of branded retail waffles from square to round. During 1998, the acquisitions of Duncan Hines(R) and VDK Holdings used cash of $454.3 million and $8.4 million, respectively. On

May 1, 1998, VDK completed the sale of its frozen desserts product line (the "Desserts Sale"), which generated net proceeds of $28.0 million. During 1998, the Company spent $38.7 million on capital expenditures and received $10.0 million as reimbursement from the seller as part of the acquisition of Duncan Hines(R) relating to the relocation of manufacturing equipment to the Company's contract manufacturers' production facilities. See "Business - Products and Markets." The Company expects to spend approximately $20.0 million on capital projects in 2000.

During the year ended December 31, 1999 financing activities provided cash of $364.0 million compared to cash provided by financing activities of $424.2 million in 1998. During 1999, to finance the acquisition of Lender's assets, the Company incurred an additional $275.0 million of senior secured term debt under an amended senior bank facility and, to finance the Seacoast acquisition, the Company borrowed $50.0 million under its revolving credit facility. During 1998, to finance the acquisition of the Duncan Hines(R) business and related expenses, the Company borrowed $450.0 million of senior secured term debt under its Senior Bank Facilities and received a $93.8 million capital contribution from Holdings. The Company also repaid the senior secured term debt and senior secured revolving debt facility in 1998 that existed prior to the Aurora Senior Bank Facilities in the amount of $77.5 million and incurred an extraordinary charge for the write-off of deferred financing charges in connection with the early extinguishment of debt in the net of tax amount of $1.9 million. The Company used the net proceeds from the Desserts Sale to repay $25.0 million on the VDK Senior Bank Facilities.

In conjunction with the consummation of the IPO on July 1, 1998 (See Financial Statement Note 1 - The Company), the Company used net proceeds from the sale of 12,909,372 of common equity securities in the amount of $254.8 million and proceeds from the Company's Senior Bank Facilities and $200.0 million of 8 3/4% Senior Subordinated Notes due 2008 to repay $647.8 million of senior secured debt and $114.5 million of senior subordinated notes, including the associated redemption premium, and pay associated fees and expenses. As a result of the early extinguishment of senior secured debt, the Company recorded an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write-off of deferred financing charges. The remaining proceeds and repayments during the year ended December 31, 1998 were periodic draws and repayments under the Company's senior secured revolving debt facilities.

Senior Credit Facility

The Company is party to a credit agreement (the "Credit Agreement") with a syndicate of financial institutions for $500 million of senior secured term debt and a $175 million senior secured revolving debt facility. At December 31, 1999, the Company had no unused commitments on its senior secured term debt, and $69.4 available under its revolving credit facility. As of March 31, 2000, the Company had borrowed the maximum amount under its revolving credit facility. Currently, outstanding borrowings under the revolving and Term A facilities under the Credit Agreement bear interest at a prime rate plus 2.25% or, alternatively, the one, two or three month Eurodollar rate plus 3.25%, and outstanding borrowings under the Term B facility bear interest at a prime rate plus 2.75% or, alternatively, the one, two or three month Eurodollar rate plus 3.75%. There is a commitment fee of .50% per annum payable monthly on the unused portions of the revolving debt facility. The Credit Agreement requires the Company to comply with various covenants including, without limitation, those limiting debt, dividends and other restricted payments and capital expenditures, and also requires that the Company maintain certain financial ratios.

As a result of the restatements of the Company's financial statements described above, the Company was in default of a number of terms of the Credit Agreement as of March 2000. The Company and the senior lenders amended the Credit Agreement (the "Amended Credit Agreement") effective March 29, 2000. The Amended Credit Agreement includes provisions that:

 .    amends the financial covenants;
 .    waives certain existing defaults of covenants and breaches of representations and warranties;
 .    establishes interest on borrowings made pursuant to the facility as described above; and
 .    contemplates the sale by the Company of certain accounts receivable subject to approval by the Agent and majority lenders of the terms of such arrangement.

In addition to the above amendments, the senior debt holders agreed to forebear, through June 30, against their cross-defaults with the senior subordinated note indentures which also suffered events of default due to the restatements. Negotiations are currently underway to obtain the requisite subordinated consents necessary to waive these defaults and bring the senior subordinated notes into compliance. In the event that these consents are not obtained by June 30, the senior lenders could exercise their rights under the Amended Credit Agreement. Such exercised rights could include the acceleration of $675 million of senior debt plus accrued and unpaid interest. In such an event, the Company could be forced to seek protection under federal bankruptcy laws.

The Company's recent defaults and the amount of borrowings the Company has incurred have the potential to limit the Company's ability to pay its obligations as they become due, to obtain additional financing and to operate the business.

Senior Subordinated Notes

On February 10, 1997, the Company issued $100 million of 9 /7/8% senior subordinated notes (the "February 9 /7/8/ Notes"); on July 1, 1997, the Company issued $100 million of 9 /7/8/% senior subordinated notes (the "July 9 /7/8/ Notes"); and on July 1, 1998, the Company issued $200 million of 8 /3/4/% senior subordinated notes (the "8 /3/4/ Notes" and, together with the February 9 /7/8/ Notes and July 9 /7/8/ Notes, the "Subordinated Notes"). The Subordinated Notes are governed by indentures that include restrictive covenants, including limits on additional debt, cash dividends and sales of assets.

Based on the Company's restated financial results discussed above, as of April 3, 2000, the Company was in default under the Subordinated Notes. The Company has initiated discussions regarding the defaults with the holders of the Subordinated Notes to obtain a waiver of the covenant breaches and amendment of the indentures, which requires the consent of a majority of each issue of Subordinated Notes. The Trustee under the indentures or the holders of 25% in principal amount of each of the Subordinated Notes issues have the right to accelerate the maturity thereof upon notice to the Company. Upon such acceleration, $400 million of principal and accrued and unpaid interest shall be due and payable immediately. In the event of such a declaration, the Company's senior lenders would likely accelerate payment as well. In such an event, if the Company were unable to supplement its operations with outside funding, the Company could be forced to seek protection under the federal bankruptcy laws.

The Company is highly leveraged. At April 7, 2000, the Company has outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its revolving credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is limited in its ability to pursue additional acquisitions.

The Company believes that its cash flow from operations and, if necessary, the proceeds from asset sales will be sufficient to meet its payment obligations under its debt obligations and other operational requirements.

Contingencies

Following the announcement of special investigation by the Company's Board of Directors, several purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California alleging that the Company and the directors and officers that resigned on February 17, 2000 violated federal securities laws. See "Item 3. Legal Proceedings," which is incorporated herein by reference.

Impact of New Accounting Pronouncements

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

The Company currently does not use derivative financial instruments for trading or speculative purposes. In accordance with the New Senior Bank Facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Collar Agreements

At December 31, 1999, the company was party to three interest rate swap agreements. On March 17, 1998, the company entered into an interest rate swap agreement (the "Swap") with a notional principal amount of $150.0 million and a term of three years. The effective swap rate on March 17, 1998, was 5.81%. On November 30, 1998, the Company amended the existing Swap whereby the counter-party received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the Swap is 5.37%. Under the Swap, the Company would receive payments from the counter-party if the three-month LIBOR rate exceeds 5.37% and make payments to the counter-party if the three-month LIBOR rate is less than 5.37%. The payments would be calculated based upon the respective notional principal amount.

On April 13, 1999, the Company entered into a three-year interest rate swap agreement ("Swap II") with a notional principal amount of $200.0 million. The applicable rate is set quarterly with the next reset date due July 1, 2000. The counter-party to the Company's Swap II is a major financial institution. Under Swap II, the Company would receive payments from the counter-party if the three-month LIBOR plus a spread of 3.25% falls below a cap rate of 8.63%. The Company would make payments to the counter-party if the three-month LIBOR plus a spread of 3.25% exceeds 10.25%.

On November 15, 1999, the Company entered into a five-year interest swap agreement ("Swap III") with a notional principal amount of $150.0 million. The applicable rate is set quarterly and was reset to 6.17% on March 17, 2000. The next reset date is June 19, 2000. The counter-party to the Company's Swap III transaction is a major financial institution. Under Swap III, the Company would receive payments from the counter-party if the three-month LIBOR exceeds 6.21% and is below 7.50%. Additionally, the Company would receive payments if the three-month LIBOR exceeds 8.25% through November 15, 2002. The Company would make payments if the three-month LIBOR decreases below 4.95% or between 7.50% and 8.25%.

During fiscal 1999 and 1998, the Company made payments aggregating $0.6 million and $0.2 million, respectively, under interest rate swap agreements.

Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 1999, the fair value of the Company's interest rate agreements was approximately $2.3 million.

Recent Developments

In February 2000, the Company relocated its corporate headquarters from San Francisco, CA to the frozen food division corporate office in St. Louis, MO. In April 2000, the Company announced that it intends to streamline its operations and management structure and, as a result, anticipates taking a one-time charge of up to $10.0 million in the second quarter of 2000.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the availability of funding for operations; the outcome of the Securities Actions and other current litigation; the ability of the Company to service its high level of indebtedness; the ability of new management to implement a successful strategy; whether the Company's lenders continue to forbear from accelerating the Company's senior debt obligations; the Company's success in obtaining from its bondholders waivers of defaults under its senior subordinated notes; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. See "- Liquidity and Capital Resources." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

The Company entered into interest rate swap agreements for non-trading purposes. Risks associated with the interest rate swap agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

The table below provides information about the Company's financial instruments and derivatives that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swaps, the table presents the notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract rates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1999.

                                                      Expected Maturity Date as of December 31, 1999
                                  -------------------------------------------------------------------------------------
                                                                                          There-
                                   2000        2001       2002       2003       2004       after      Total      Value
                                  ------      ------     ------     ------     ------     ------     ------     -------
                                                                     ($ in millions)
Long-term debt:
   Fixed rate debt...........     $    -      $    -     $    -     $    -     $    -     $400.0     $400.0     $418.6
      Average interest rate..        0.0%        0.0%       0.0%       0.0%       0.0%       9.3%       9.3%
   Variable rate debt........     $ 28.0      $ 32.9     $ 37.9     $ 42.8     $ 47.8     $487.8     $677.2     $677.2
      Average interest rate..        8.3%        8.3%       8.3%       8.3%       8.3%       8.4%       8.4%
Interest rate derivatives
   Variable to fixed.........     $150.0      $150.0     $    -     $    -     $    -     $    -        N/A     $ (1.8)
      Average pay rate.......        5.4%        5.4%         -          -          -          -        N/A
      Average receive rate...        6.4%        6.9%         -          -          -          -        N/A
   Fixed to variable.........     $350.0      $350.0     $350.0     $150.0     $150.0     $    -        N/A     $  4.2
      Average pay rate.......        7.6%        7.9%       7.9%       6.2%       6.2%         -        N/A
      Average receive rate...        7.7%        7.7%       7.2%       6.2%       6.2%         -        N/A

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Reference is made to Item 14, which is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

PART III
--------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

The names, ages and positions of all directors and executive officers of Aurora Foods Inc., as of April 1, 2000, are listed below, followed by a brief account of their business experience for at least the past five years. Directors and officers serve in their positions until their resignation or removal. Officers serve at the pleasure of the Board of Directors.

     Name                             Age              Position(s)
     ----                           --------           -----------
     Richard C. Dresdale              44               Chairman of the Board and Director
     David E. De Leeuw                55               Vice Chairman and Director
     James T. Smith                   52               President, Chief Executive Officer, and Director
     Christopher T. Sortwell          43               Executive Vice President, Chief Financial
                                                          Officer and Director
     Andrea Geisser                   57               Treasurer and Director
     Thomas O. Ellinwood              45               President, Frozen Food Division
     Thomas J. Ferraro                52               President, Dry Grocery Division
     Anthony A. Bevilacqua            43               Executive Vice President, Sales and
                                                          Marketing, Frozen Food Division
     C. Gary Willett                  45               Executive Vice President, Dry Grocery
                                                          Division
     Clive A. Apsey                   50               Director
     Charles J. Delaney               40               Director
     Peter Lamm                       48               Director
     George E. McCown                 64               Director
     Ronald S. Orr                    53               Director

Richard C. Dresdale - Chairman of the Board and Director

Mr. Dresdale has served as a Director of the Company since June 1998 and the Chairman of the Board since February 2000. Prior to that time, Mr. Dresdale was a Director of AurFoods from December 1996 to June 1998. Mr. Dresdale is President of Fenway Partners, Inc. ("Fenway") and was a founding partner. Fenway is a New York-based private equity firm for institutional investors with the primary objective of acquiring leading middle-market companies. Prior to founding Fenway with Messrs. Lamm and Geisser, Mr. Dresdale was employed by Clayton, Dubilier and Rice, Inc. from June 1985 to March 1994, most recently as a Principal. Mr. Dresdale serves as a director of a number of Fenway's portfolio companies, including Blue Capital Management, LLC, Quality Stores, Inc., Delimex Holdings, Inc. and Simmons Company.

David E. De Leeuw - Vice Chairman and Director

Mr. De Leeuw has served as a Director of the Company since June 1998 and as Vice Chairman of the Board since February 2000. Prior to that time, Mr. De Leeuw was a Director of AurFoods from December 1996 to June 1998. Mr. De Leeuw is a managing director of McCown De Leeuw & Co., Inc. ("MDC.") Prior to founding MDC with George E. McCown in 1984, Mr. De Leeuw was Manager of the Leveraged Acquisition Unit and Vice President in the Capital Markets Group at Citibank, N.A. Mr. De Leeuw also worked with W.R. Grace & Co. where he was Assistant Treasurer and Manager of Corporate Finance. Mr. De Leeuw began his career as an investment banker with Paine Webber Incorporated. He currently serves as a director of American Residential Investment Trust, Papa Gino's, Inc., Cornerstone Family Services and DIMAC Holdings, Inc.

James T. Smith - President, Chief Executive Officer and Director

Mr. Smith has been the President, Chief Executive Officer and Director of the Company since April 2000. From April 1993 until he accepted the position with the Company, Mr. Smith was the President of ConAgra Frozen Foods. ConAgra is a company that manufactures, among other items, agricultural chemicals, feed, fertilizers, grain, poultry, processed meat, seafood and frozen prepared food products. From 1991-1993, Mr. Smith served first as Executive Vice President, and then President, of Gerber Products Company.

Christopher T. Sortwell - Executive Vice President, Chief Financial Officer and Director

Mr. Sortwell has been the Executive Vice President, Chief Financial Officer and Secretary of the Company since March 2000 and a Director since April 2000. From July 1999 until he accepted his position with the Company, Mr. Sortwell was the Executive Vice President and Chief Financial Officer of The Stroh Brewery Company, the investment vehicle that was formerly The Stroh Brewery Company. Prior to that time, Mr. Sortwell had been the Executive Vice President and Chief Financial Officer for Stroh Brewing Company from July 1996 to July 1999. From August 1990 to June 1996, Mr. Sortwell was the Senior Vice President and Chief Financial Officer of the Stroh Brewing Company.

Andrea Geisser - Treasurer and Director

Mr. Geisser has served as a Director of the Company since June 1998. Prior to that time, Mr. Geisser was a Director of VDK from September 1995 to June 1998 and a Director of AurFoods from December 1996 to June 1998. Mr. Geisser has been a Managing Director of Fenway since the firm's founding in 1994. Prior to founding Fenway with Messrs. Lamm and Dresdale, Mr. Geisser was employed by Butler Capital Corporation ("BCC") from February 1989 to June 1994, most recently as Managing Director and General Partner of each of the management partnerships of the investment partnerships sponsored by BCC. From 1986 to 1989, Mr. Geisser was a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company, and prior to that started the U.S. operations of EXOR, a European investment company, where he was a Senior Vice President and Director. Mr. Geisser serves as a director of a number of Fenway's portfolio companies, including Decorative Concepts, Inc., Iron Age Corporation and Valley-Dynamo LP.

Thomas O. Ellinwood - President, Frozen Food Division

Mr. Ellinwood joined VDK in 1995 as President and has been President, Frozen Food Division since VDK's merger with the Company in 1998. Mr. Ellinwood has been responsible for the management of VDK since Pet Incorporated ("Pet") acquired Van de Kamp's(R), Inc. from Grand Metropolitan, PLC in October 1989, when he headed the acquisition and integration team as Director/Marketing Manager. Mr. Ellinwood was Vice President and General Manager of Pet from March 1992 until VDK bought the Van de Kamp's(R) business in 1995. Between 1990 and 1992, Mr. Ellinwood held the position of Vice President, Marketing at Pet. Prior to Pet's acquisition of Van de Kamp's(R), from 1986 to 1989, Mr. Ellinwood held various positions of increasing responsibility with Pet's sales and marketing departments. Mr. Ellinwood served as General Manager of Omar, Inc., a privately owned aerospace manufacturing company, from 1983 to 1986. Mr. Ellinwood is a director of Medical Office Online, Inc.

Thomas J. Ferraro - President, Dry Grocery Division

Mr. Ferraro joined AurFoods in 1996 as President, and has been President, Dry Grocery Division since the merger with VDK in 1998. Prior to joining AurFoods in December 1996, Mr. Ferraro led the LBO and served as President of Campfire, Inc., from September 1994 to June 1996, which merged into International Home Foods, Inc. Prior to joining Campfire, Inc. he was Vice President of Sales for the Niche Grocery division of Borden, Inc. from 1991 to 1994. Mr. Ferraro's experience with niche grocery products extends back to his early career with RJR Nabisco Inc. and Dracket products, a division of Bristol-Meyers Squibb Company, where he held a variety of marketing and sales positions.

Anthony A. Bevilacqua - Executive Vice President, Sales and Marketing, Frozen Food Division

Mr. Bevilacqua joined VDK in February 1998 as Executive Vice President, Sales and Marketing and has been Executive Vice President, Sales and Marketing, Frozen Foods Division since VDK's merger with the Company. Mr. Bevilacqua is responsible for the frozen food division's sales and marketing functions. Prior to joining VDK, Mr. Bevilacqua was Senior Vice President at Aramark's Spectrum Healthcare Services from September 1994 to December 1997. Between 1980 and 1994, Mr. Bevilacqua held various positions of increasing responsibility in sales and marketing with Ralston Purina Company ("Ralston"). In 1992, he was promoted to Vice President of Marketing at Ralston's Eveready Battery Canadian division.

C. Gary Willett - Executive Vice President, Dry Grocery Division

Mr. Willett joined AurFoods in December 1996 as Executive Vice President and has been Executive Vice President, Dry Grocery Division since the merger with VDK in 1998. From August 1995 to September 1996, he served as Executive Vice President/General Manager of Campfire, Inc., which merged into International Home Foods, Inc.

Prior to joining Campfire, Inc., Mr. Willett spent 12 years with Borden, Inc., from June 1983 to August 1995, in a series of marketing and general management positions, most recently as Vice President/General Manager of Elmer's, a division of Borden, Inc. Before joining Borden, Mr. Willett spent six years with Kellogg in various marketing and sales positions from September 1977 to June 1983.

Clive A. Apsey - Director

Mr. Apsey has served as a Director of the Company since June 1998. Prior to that time, Mr. Apsey was a Director of VDK from September 1995 to June 1998. Mr. Apsey was an Executive Director of Tiger Oats Ltd. ("Tiger Oats") from 1987 to 1998 and currently serves as a non-Executive Director and consultant to the group.

Peter Lamm - Director

Mr. Lamm has served as a Director of the Company since June 1998. Prior to that time, Mr. Lamm was a Director of VDK from September 1995 to June 1998 and a director of AurFoods from December 1996 to June 1998. Mr. Lamm is Chairman and Chief Executive Officer of Fenway and was a founding partner. Prior to founding Fenway with Messrs. Dresdale and Geisser, Mr. Lamm was employed by Butler Capital Corporation from February 1982 to April 1994, most recently as Managing Director and General Partner of each of the management partnerships of the investment partnerships sponsored by BCC. Mr. Lamm serves as a director of a number of Fenway's portfolio companies, including Blue Capital Management, LLC, Quality Stores, Inc., Delimex Holdings, Inc., Iron Age Corporation and Simmons Company.

George E. McCown - Director

Mr. McCown has been a Director of Aurora Foods since May 1999. Mr. McCown is a managing director of MDC, which he founded with Mr. De Leeuw in 1984. Before co-founding MDC, Mr. McCown spent 18 years at Boise Cascade Corporation in a series of general management positions in paper, packaging, building materials and real estate. When Mr. McCown left at the end of 1980, he was Senior Vice President for the Building Materials Group and President of Boise Cascade Home and Land Corporation. Mr. McCown is an officer and director of several current and former MDC portfolio companies including positions as Chairman of the Board of Building Materials Holding Corporation (NASDAQ); Vice-Chairman of Vans, Inc. (NASDAQ) and a Director of FiberMark, Inc. (NYSE). He serves as Chairman of Gold Run Aviation and as a Director of The Brown Schools, DIMAC Corporation, Home Asset Management Corporation (AmReit, NYSE), International Data Response Corp., Fitness Holdings International, and E-M-Solutions, Inc. and SARCOM Inc.

Charles J. Delaney - Director

Mr. Delaney has served as a Director of Aurora Foods Inc. since June 1998. Prior to that time, Mr. Delaney was a Director of Van de Kamp's, Inc. from September 1995 to June 1998. Mr. Delaney is the President of UBS Capital Americas, which is the manager for two funds established by UBS AG to make private equity investments in the U.S. and Latin America. Mr. Delaney continues to manage the portfolio of UBS Capital LLC along with its U.S. and Latin America affiliates. Mr. Delaney served as the President of UBS Capital LLC since it was established in 1993 as a subsidiary of UBS AG until December 1999. Prior to that from 1989 to 1993, Mr. Delaney headed the Leverage Finance Group of UBS AG in the United States. Mr. Delaney is also a director of AduroNet.com, AMS Holdings Corp., Edison Schools Inc. and ETM Entertainment Network, Inc.

Ronald S. Orr - Director

Ronald S. Orr has been a Director of the Company since April 1, 2000. Mr. Orr is an Operating Affiliate of MDC and presently serves on the Board of Directors of DIMAC Holdings, Inc. (a premier direct marketing services provider) and E-M-Solutions, Inc. (a leading provider of electronic contract manufacturing services). Mr. Orr is President and a Director of Ron Orr and Professionals, Inc. Mr. Orr served as a full time consultant to Colony Capital Inc., a private equity fund, from March 1998 through August 1999, and during that period he served as President and a Director of Lahotel Corporation (owner and operator of the L'Ermitage Hotel in Beverly Hills, California) and as a Director of Silverlink Holdings, Inc. (owner and operator of the Amanresorts located throughout the world). From March 1980 through June 1997, Mr. Orr was a partner at the law firm of Gibson, Dunn & Crutcher.

Certain of the directors of the Company are affiliated with Fenway entities, MDC entities, Tiger Oats, Gloriande and UBS, all of which are shareholders of the Company. Pursuant to the Securityholders Agreement, each of these entities has certain rights and obligations regarding the designation of directors.

There are no family relationships between any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations, including representations of its directors and executive officers that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with by those parties.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The following Summary Compensation Table sets forth the compensation received by the officers of the Company (together, the "Named Executive Officers"), during the years ended December 31, 1999 and 1998, and December 27, 1997.

Summary Compensation Table
--------------------------

                                                                                      Long-term
                                                       Annual Compensation           Compensation
                                                     -----------------------      -------------------
                                                                                      Securities
Name and Principal Position                                                           Underlying            All Other
as of December 31, 1999                Year        Salary /(1)/     Bonus /(1)/         Options        Compensation /(2)/
-----------------------             -----------  ----------------  -------------  -------------------  -------------------
Ian R. Wilson                          1999            $1,000,000      $       -                    -            $       -
Chairman of the Board and              1998             1,000,000        450,000                    -                    -
    Chief Executive Officer

James B. Ardrey                        1999               600,000              -                    -                    -
Vice Chairman                          1998               600,000        270,000                    -                    -

Ray Chung                              1999               350,000              -                    -                    -
Executive Vice President               1998               350,000        157,500                    -                    -

M. Laurie Cummings                     1999               250,000              -                    -                    -
Chief Financial Officer and            1998               250,000        112,500                    -                    -
    Secretary

Thomas O. Ellinwood                    1999               290,000              -               70,000                9,740
President, Frozen Food Division        1998               275,000        123,750              175,000                8,895

Thomas J. Ferraro                      1999               290,000              -               70,000                9,000
President, Dry Grocery Division        1998               275,000        165,000              175,000                9,000
                                       1997               175,000        143,000                    -                9,000

/(1)/ Amounts have been annualized for 1998.

/(2)/ Other compensation includes Company contributions on behalf of the officers to profit sharing and savings plans and other related benefits.

On February 17, 2000, Messrs. Wilson, Ardrey, Chung and Ms. Cummings resigned their offices with the Company.

The following table sets forth information with respect to stock option grants to the Named Executive Officers during 1999. The options were granted at an exercise price equal to 100% of the fair market value of the common stock on the date of grant. The options vest ratably over three years beginning in the third year after the date of grant and expire ten years after the date of grant.

Option Grants in the Last Fiscal Year
-------------------------------------

                                                         Individual Grants
                            ----------------------------------------------------------------------------
                                Number of
                               Securities         Percent of Total
                               Underlying        Options Granted to                                          Grant Date
                                 Options            Employees in           Exercise        Expiration          Present
          Name                   Granted            Fiscal Year              Price            Date              Value
--------------------------  -----------------   -------------------    ---------------   ---------------   ----------------
Ian R. Wilson                             -                     -        $        -                -          $       -
James B. Ardrey                           -                     -                 -                -                  -
Ray Chung                                 -                     -                 -                -                  -
M. Laurie Cummings                        -                     -                 -                -                  -
Thomas O. Ellinwood                       -                     -                 -                -                  -
Thomas J. Ferraro                         -                     -                 -                -                  -

The following table sets forth information with respect to each exercise of stock options during the 1999 fiscal year by a Named Executive Officer and the number and value of unexercised stock options held by the Named Executive Officers at December 31, 1999.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option
--------------------------------------------------------------------------
Values
------

                                                                     Number of Securities            Value of Unexercised In-the-
                                                                    Underlying Unexercised           Money Options at Fiscal Year
                                                                   Options at Fiscal Year End                  End/(2)/
                                                                 -------------------------------   ---------------------------------
                           Shares
                         Acquired on          Value
        Name              Exercise         Realized/(1)/        Exercisable       Unexercisable      Exercisable      Unexercisable
----------------------  -------------   ------------------    ---------------    ---------------   ---------------   ---------------
Ian R. Wilson                 -            $        -         $       -                 -                  -          $       -
James B. Ardrey               -                     -                 -                 -                  -                  -
Ray Chung                     -                     -                 -                 -                  -                  -
M. Laurie Cummings            -                     -                 -                 -                  -                  -
Thomas O. Ellinwood           -                     -                 -             175,000                -                  -
Thomas J. Ferraro             -                     -                 -             175,000                -                  -

/(1)/ The Value Realized is equal to the fair market value on the date of exercise, less the exercise price, times the number of shares acquired. No options were exercised during the last fiscal year.

/(2)/ The Value of Unexercised In-the-Money Options at Fiscal Year End is equal to $9.3125, the fair market value of each share underlying the options at December 31, 1999, less the exercise price, times the number of options. No options were in the money at December 31, 1999

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Board of Directors has appointed Messrs. Lamm and De Leeuw as members of its Compensation Committee. Prior to his resignation as Chairman of the Board and Chief Executive Officer, Mr. Wilson was an ex-officio member of the Compensation Committee. The Compensation Committee governs the compensation of the executive officers of the Company subject to ratification by the Board of Directors. Messrs. Apsey and Delaney are the members of the Compensation Subcommittee. The Compensation Subcommittee administers the Company's 1998 Incentive Plan and the 1998 Employee Stock Purchase Plan.

Mr. Wilson is the managing partner of Dartford. During 1999, the Company paid Dartford $1,083,000 in fees for services rendered in connection with the acquisitions of Seacoast and Lender's.

Pursuant to an agreement dated July 1, 1998 and terminated on February 17, 2000, the Company paid Dartford $800,000 for 1999 and $400,000 for 1998 as reimbursement for corporate headquarters expenses. Such expenses included staff salaries, miscellaneous office expenses related to the administration of the Company's former corporate headquarters, and rent for the space leased by Dartford and formerly used by the Company as its corporate headquarters. This agreement terminated upon Mr. Wilson's resignation on February 17, 2000. The Company remains obligated to pay $200,000 to Dartford until June of 2000.

Messrs. McCown and De Leeuw are general partners and Mr. Orr is an operating affiliate of MDC. During 1999, the Company paid MDC Management Company III, L.P., an affiliate of MDC, and a beneficial owner of the Company, $1,083,000 in fees for services rendered in connection with the acquisitions of Seacoast and Lender's.

Messrs. Dresdale, Geisser and Lamm are partners of Fenway. During 1999, the Company paid Fenway $1,083,000 in fees for services rendered in connection with the acquisitions of Seacoast and Lender's.

The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Dartford, MDC, and Fenway of 0.333% of the acquisition price for future acquisitions by the Company. The agreement with Dartford terminated upon the resignation of Ian Wilson on February 17, 2000.

The Company and certain stockholders of the Company, including Fenway entities, McCown entities and Dartford, have entered into the Securityholders Agreement, which provides for certain rights, including registration rights of the stockholders.

Employment Agreements
---------------------

Prior to his resignation, Mr. Ian R. Wilson served as the Chairman of the Board and the Chief Executive Officer of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Mr. Wilson received an annual base salary of $1.0 million during the term of the agreement and was eligible to receive a bonus of up to 80% of his base salary based on certain earnings criteria. The employment agreement provided for a term of two years and a non-compete covenant for the term of his employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson.

Prior to his resignation, Mr. James B. Ardrey served as the Vice Chairman of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Mr. Ardrey received an annual base salary of $600,000 during the term of the agreement and was eligible to receive a bonus of up to 80% of his base salary based on certain earnings criteria. The employment agreement provided for a term of two years and a non-compete covenant for the term of his employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson.

Prior to his resignation, Mr. Ray Chung served as the Executive Vice President of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Mr. Chung received an annual base salary of $350,000 during the term of the agreement and was eligible to receive a bonus of up to 80% of his base salary based on certain earnings criteria. The employment agreement provided for a term of two years and a non-compete covenant for the term of his employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson.

Prior to her resignation, Ms. M. Laurie Cummings served as the Chief Financial Officer and Secretary of the Company pursuant to an employment agreement dated July 1, 1998. Under the agreement, Ms. Cummings received an annual base salary of $250,000 during the term of the agreement and was eligible to receive a bonus of up to 80% of her base salary based on certain earnings criteria. The employment agreement provided for a term of two years and a non-compete covenant for the term of her employment and thereafter, if applicable, until the earlier of July 1, 2000 or the first anniversary of employing a Chief Executive Officer other than Mr. Wilson.

Mr. Thomas J. Ferraro serves as the President of the Dry Grocery Division pursuant to an employment agreement, dated as of December 31, 1996, as amended (the "Ferraro Employment Agreement"). He receives an annual base salary of $290,000 (subject to annual adjustment) during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based upon certain earnings criteria. The Ferraro Employment Agreement provides for a two-year term ending December 31, 2000; however, on each December 31st, the term automatically extends for one additional year so that the term ends three years after such December 31st unless notice by either the Company or Mr. Ferraro to terminate is given 30 days prior to the automatic extension. If the Company terminates Mr. Ferraro's employment without cause, the Ferraro Employment Agreement requires the Company to pay him an amount equal to the base salary he would have been entitled to receive through the end of the current term of his employment agreement. Mr. Ferraro is also entitled to receive any bonus for the preceding fiscal year which has not been paid as of the date of his termination plus a pro rata portion of any base and supplemental bonus with respect to such fiscal year based upon the actual number of days the Company employed Mr. Ferraro during such fiscal year. Mr. Ferraro may not compete with or solicit employees from the Company until the later of the first anniversary of his termination and the end of the current term of his employment agreement.

Mr. Thomas O. Ellinwood serves as the President of the Frozen Food Division pursuant to an employment agreement, dated as of March 1, 1997 as amended (the "Ellinwood Employment Agreement"). The Ellinwood Employment Agreement provides for a three-year term; however, on each September 30th, the term automatically extends for one additional year so that the term ends three years after such September 30th unless notice by either the Company or Mr. Ellinwood to terminate is given 30 days prior to the automatic extension. Mr. Ellinwood receives an annual base salary of $290,000 (subject to annual adjustment) during the term of the agreement and is eligible to receive a bonus of up to 80% of his base salary based upon certain earnings criteria. If the Company terminates Mr. Ellinwood's employment without cause before a change of control (as defined in the agreement), the Company is required to pay him the greater of (i) 200% of his base salary then in effect or (ii) the base salary he would have been entitled to receive through the end of the current term of the employment agreement plus his base bonus pro rated according to the actual number of days the Company employed him for such fiscal year. If the Company terminates Mr. Ellinwood's employment without cause after a change of control (as defined in the agreement) or Mr. Ellinwood terminates his employment with the Company for "Good Reason" (as defined in the agreement) after a change of control, the Company must pay him the sum of 200% of his base salary then in effect plus his bonus pro rated according to the actual number of days the Company employed him for such fiscal year. The pro rated portion of his bonus is payable as if the Company's financial results equal exactly 100% of the EBITDA target for that year. Mr. Ellinwood's employment agreement also provides that for one year following his termination of employment with the Company (other than a termination by the Company without cause), Mr. Ellinwood may not compete with or solicit employees from the Company.

Directors' Compensation
-----------------------

Directors who are officers, employees, or otherwise affiliates of the Company do not receive compensation for their services as directors. Non-employee directors receive an annual retainer of $20,000, plus $2,000 for attending each committee meeting of the Board of Directors and $5,000 per annum for serving as a Chairman of any committee of the Board of Directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

VDK Incentive Plan
------------------

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

Pursuant to the VDK Plan, Dartford, Thomas O. Ellinwood, and Anthony A. Bevilacqua received 2,255,334, 244,072, and 91,756 shares of Common Stock, respectively, under the VDK Plans on July 1, 1999. In addition, 27 employees and other persons received an aggregate of 979,067 shares pursuant to the VDK Plans on July 1, 1999.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------

The Compensation Committee of the Board of Directors consists exclusively of non-employee directors and is responsible for setting and administering the policies that govern the compensation of executive officers of the Company. The Compensation Committee also administers the Company's 1998 Incentive Plan and the 1998 Employee Stock Purchase Plan.

Compensation Philosophy

The Company's compensation program for its executive officers is based on the following objectives:

     . Total compensation of the executive officers should be linked to the financial performance of the Company.

     . The compensation paid to the executive officers of the Company should compare favorably with executive compensation levels of other similarly-sized companies so that the Company can continue to attract and retain outstanding executives.

     . The compensation program should reward outstanding individual performance and contributions as well as experience.

Compensation Methodology

The Company's executive compensation program has three components: base salary, annual bonus and stock options. The Compensation Committee reviews executive compensation in light of the Company's performance during the fiscal year and compensation data at companies that are considered comparable. The Compensation Committee considers the operating results of the Company as a factor in determining the compensation of its executives.

Base Salary

The annual base salary is designed to compensate executives for their sustained performance and level of responsibility. The Compensation Committee approves all salary increases for executive officers, which is then subject to ratification by the Board of Directors. The salaries of all executive officers are established by employment agreements as previously discussed.

Annual Bonus

The annual bonus is given to promote the achievement of the Company's performance objectives. The specific performance objectives for each executive officer and the payments made relative thereto are governed by earnings criteria as established in the employment agreements. Such criteria are primarily measured by Company and/or divisional operating earnings and working capital targets established in the annual operating budget process. The annual bonus also takes into consideration any major acquisitions and the executive's performance in integrating such acquisition into the Company's operations.

Stock Options

Stock options are designed to provide long-term incentives and rewards tied to the price of the Company's Common Stock. The Compensation Committee believes that stock options, which provide value to participants only when the Company's shareholders benefit from stock price appreciation, are an important component of the Company's executive compensation program. The Compensation Committee has not established any target level of ownership of the Company's Common Stock by the Company's executives. Retention of shares of the Company's Common Stock, however, is encouraged. Stock options are awarded under the Company's 1998 Incentive Plan. Stock options granted to executive officers have exercise prices equal to the market price of the Company's Common Stock on the date of grant, vest over five years and have terms of ten years. The Compensation Subcommittee approves all stock option grants, which is then subject to ratification by the Board of Directors.

Compensation of the Chief Executive Officer

Mr. Wilson became Chairman of the Board and Chief Executive Officer of the Company in June 1998. Mr. Wilson and the Company entered into an employment agreement dated July 1, 1998 as described in "Executive Compensation - Employment Agreements." Mr. Wilson resigned from his position as Chief Executive Officer in February 2000.

The Compensation Committee reviews the compensation of the chief executive officer in light of the Company's performance during the fiscal year and compensation data at companies that are considered comparable. The Compensation Committee considers the operating results of the Company as a factor in determining the compensation of its chief executive officer.

The Compensation Committee and the Board of Directors approved a total compensation package that was designed to be competitive with compensation provided to chief executive officers at companies of comparable size to the Company.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986 ("Section 162(m)"), as amended, limits the federal income tax deductibility of compensation paid to the executive officers named in the Summary Compensation Table on page 20. The Company generally may deduct compensation to such an officer only if the compensation does not exceed $1,000,000 during any fiscal year or is "performance-based" as defined in Section 162(m).

The Compensation Committee believes these executive compensation policies and programs effectively serve the interests of shareholders and the Company and are appropriately balanced to provide increased motivation for executives to contribute to the Company's future success.

THE COMPENSATION COMMITTEE

David De Leeuw
Peter Lamm

Performance Graph
-----------------

The following graph compares the cumulative total return to stockholders of the Company's Common Stock from July 1, 1998 through December 31, 1999 to the cumulative total return of (1) the Russell 2000 Index and (2) the S&P Mid Cap Food Index over the same period (assuming the investment of $100 in the Company's Common Stock and in each of the other indexes and reinvestment of all dividends).

 Comparison of Cumulative Total Return Among Aurora Foods, Inc., the Russell
                   2000 Index and the S&P Mid Cap food Index

                             [GRAPH APPEARS HERE]

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
MANAGEMENT
----------

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of April 7, 2000 by (a) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, except to the extent such power may be shared with a spouse.

                                                                            Shares Beneficially Owned/(1)/
                                                                           -------------------------------
Name of Owner                                                                Number             Percent
                                                                           ----------         ------------

Fenway Partners entities/(2)/                                              18,654,686             27.8%
McCown De Leeuw & Co. entities/(3)(4)/                                     16,396,371             24.5%
California Public Employees Retirement System/(4)/                          3,737,581              5.6%
Dartford Partnership L.L.C./(5)/                                            6,971,301             10.9%
Tiger Oats Limited/(6)/                                                     4,259,390              6.4%
UBS Capital LLC/(7)/                                                        4,259,390              6.4%
Officers and Directors:
Ian R. Wilson/(5)/                                                          6,971,301             10.4%
James B. Ardrey/(5)/                                                        6,971,301             10.4%
Ray Chung/(5)/                                                              6,971,301             10.4%
M. Laurie Cummings/(5)/                                                     6,971,301             10.4%
Thomas O. Ellinwood/(8)/                                                      280,918               *
Thomas J. Ferraro/(9)/                                                        486,444               *
Clive A. Apsey/(6)/                                                         4,259,390              6.4%
David E. De Leeuw/(3)/                                                     16,396,371             24.5%
Charles J. Delaney/(7)/                                                     4,259,390              6.4%
Richard C. Dresdale/(2)/                                                   18,654,686             27.8%
Andrea Geisser/(2)/                                                        18,654,686             27.8%
Peter Lamm/(2)/                                                            18,654,686             27.8%
George E. McCown/(3)/                                                      16,396,371             24.5%
Ronald S. Orr/(3)/                                                         16,396,371             24.5%
All directors and executive officers of the Company as a                   47,049,110             70.2%
group (14 persons)

*   Less than 1%.

/(1)/ As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

/(2)/ Includes 16,362,052, 1,911,218, 240,304, and 141,112 shares of Common
      Stock owned directly or indirectly by the Fenway Partners Capital Fund, L.P. (the "Fenway Fund I"), Fenway Partners Capital Fund II, L.P. (the "Fenway Fund II" and, together with the Fenway Fund I, the "Fenway Funds"), FPIP, LLC and FPIP Trust, LLC, respectively. FPIP, LLC and FPIP Trust, LLC are entities formed by the investment professionals of Fenway to make co-investments alongside the Fenway Funds. The managing member of each of FPIP, LLC, and FPIP Trust, LLC is Fenway. The general partner of the Fenway Fund I is Fenway Partners, L.P., a Delaware limited partnership, whose general partner is Fenway Partners Management, Inc., a Delaware corporation. The general partner of Fenway Fund II is Fenway Partners II, LLC, a Delaware limited liability company. Peter Lamm, Richard Dresdale, and Andrea Geisser are directors and officers of each of Fenway Partners Management, Inc. and Fenway, and Peter Lamm and Richard Dresdale are managing members of Fenway Partners II, LLC, and as such may be deemed to have or share the power to vote or dispose of the shares of Common Stock held by the Fenway Funds, FPIP, LLC and FPIP Trust, LLC. Each of Messrs. Lamm, Dresdale, and Geisser has no direct ownership of any shares of the Common Stock and disclaims beneficial ownership of any of such shares except to the extent of their direct or indirect partnership or membership interests in the Fenway Funds, FPIP, LLC and FPIP Trust, LLC. The address of the Fenway entities is 152 West 57th Street, New York, New York 10019.

/(3)/ Includes 5,897,598 shares of Common Stock owned by McCown De Leeuw & Co.
      III, L.P., an investment partnership whose general partner is MDC Management Company III, L.P. 418,687 shares of Common Stock owned by McCown De Leeuw & Co. III (Europe), L.P., an investment partnership whose general partner is MDC Management Company III, L.P., 98,124 shares of Common Stock owned by McCown De Leeuw & Co. III (Asia), L.P., an investment partnership whose general partner is MDC Management Company IIIA, L.P. ("MDC IIIA"), 127,571 shares of Common Stock owned by Gamma Fund LLC, a California limited liability company,

      5,885,400 shares of Common Stock owned by McCown De Leeuw & Co. IV, L.P., an investment partnership whose general partner is MDC Management Company IV, LLC ("MDC IV"), 95,308 shares of Common Stock owned by Delta Fund LLC, a California limited liability company and 124,102 shares of Common Stock owned by McCown De Leeuw & Co. IV Associates, L.P., whose general partner is MDC IV. Includes 12,000 shares held by David E. De Leeuw. In addition, includes 3,737,581 shares of Common Stock held by CALPERS for which McCown De Leeuw & Co. III, L.P. has an irrevocable proxy, which provides the power to vote all of the securities held by CALPERS. The voting members of Gamma Fund LLC and Delta Fund LLC are George E. McCown, David E. De Leeuw, David E. King, Robert B. Hellman, Jr., and Steven A. Zuckerman, who are also the only general partners of MDC III and MDC IIIA and the only managing members of MDC IV. Voting and dispositive decisions regarding the securities owned by McCown De Leeuw & Co. III, L.P., McCown De Leeuw & Co. III (Europe), L.P., McCown De Leeuw & Co. III (Asia), L.P. and McCown De Leeuw & Co. IV, L.P. are made by Mr. McCown and Mr. De Leeuw, as Managing General Partners of each of MDC III and MDC IIIA who together have more than the required two-thirds-in-interest vote of the Managing General Partners necessary to effect such decision on behalf of such entity and by a vote or consent of all of the managing members of MDC IV. Voting and dispositive decisions regarding securities owned by Delta Fund LLC and Gamma Fund LLC are made by a vote or consent of a majority in number of the voting members of Gamma Fund LLC and Delta Fund LLC. Messrs. McCown, King, Hellman, and Zuckerman have no direct ownership of any securities and disclaim beneficial ownership of such shares except, in the case of Gamma Fund LLC and Delta Fund LLC, to the extent of their proportionate membership interests. Mr. De Leeuw has direct ownership of only the 12,000 securities disclosed above, and disclaims beneficial ownership of all other shares except, in the case of Gamma Fund LLC and Delta Fund LLC, to the extent of his proportionate membership interests. Mr. Orr is an operating affiliate of MDC. Mr. Orr has no direct ownership of any securities and disclaims beneficial ownership of all shares. The address of each of the above referenced entities is c/o McCown De Leeuw & Co., 3000 Sand Hill Road, Building 3, Suite 290, Menlo Park, CA 94025.

/(4)/ Under an irrevocable proxy, CALPERS has granted McCown De Leeuw & Co. III,
      L.P. the right to vote all of the shares of Common Stock it holds. The address of California Public Employees Retirement System is Lincoln Plaza, 400 P Street, Sacramento, CA 95814.

/(5)/ Includes 2000 shares held by the Dartford Partnership, L.L.C. Also includes 2,228,456 shares, 1,458,411 shares, 1,453,411 shares, 737,236 shares and 1,091,787 shares held by Ian R. Wilson, James B. Ardrey, Ray Chung, M. Laurie Cummings and Cary S. Fitchey, respectively. Ian Wilson's shares include 130,990 shares held by the Ian and Susan Wilson 1998 Irrevocable Trust. James Ardrey's shares includes a total of 33,036 shares held by family members and trusts: 4,504 shares held by Scott W. Seaton, Trustee F/B/O Caitlin E. Ardrey; 4,504 shares held by Scott W. Seaton, Trustee F/B/O Ian B. Ardrey; 6,007 shares held by Wendy R. Ardrey, Trustee F/B/O Ann Richardson; 6,007 shares held by Elizabeth D. Ardrey; 6,007 shares held by R. Holt Ardrey, Trustee F/B/O Blake Ardrey; and 6,007 shares held by R. Holt Ardrey, Trustee F/B/O Scott Ardrey. James Ardrey disclaims beneficial ownership of 27,029 shares held directly by certain children's trusts. Ray Chung's shares include 102,094 shares held by children's trusts; 51,047 shares held by the Ray and Eileen Chung Children's Trust F/B/O Melissa Ann Chung and 51,047 shares held by the Ray and Eileen Chung Children's Trust F/B/O Jessica Michelle Chung. Information regarding share ownership has been derived from the Amended Statement of Beneficial Ownership on form SC 13G/A filed February 14, 2000. Each of Messrs. Wilson, Ardrey, and Chung and Ms. Cummings disclaim beneficial ownership of the shares of the Company's Common Stock held by Dartford, except for those shares held directly by him or her, respectively, or otherwise in which they have a pecuniary interest. The address of Dartford is 456 Montgomery Street, Suite 2200, San Francisco, CA 94104.

/(6)/ Tiger Oats' shares are held by Gloriande, a corporation organized under the laws of Luxembourg, which is the record owner of the Company's Common Stock. Gloriande is an indirect wholly-owned subsidiary of Tiger Oats. The shares of capital stock of Tiger Oats are traded publicly on the Johannesburg Stock Exchange. Mr. Clive A. Apsey is a director of Tiger Oats and as such may be deemed to have the power to vote or dispose of the Company's Common Stock held by Tiger Oats. Mr. Apsey disclaims beneficial ownership of any such shares. The address of Tiger Oats Limited is 85 Bute Lane, Sandown, Sandton 2196, Republic of South Africa.

/(7)/ UBS is a wholly-owned indirect subsidiary of Union Bank of Switzerland.
      The shares of capital stock of Union Bank of Switzerland (now UBS AG) are publicly held. Mr. Charles J. Delaney, a director of the Company, is the president of UBS Capital Americas and disclaims beneficial ownership of the Company's Common Stock held by UBS. The address of UBS is 299 Park Avenue, 34th Floor, New York, NY 10171.

/(8)/ Includes 244,072 shares of Common Stock distributed to Mr. Ellinwood under the VDK Plan distributed July 1, 1999. Also includes 100 shares held by Mr. Ellinwood's son.

/(9)/ Includes 427,454 shares of Common Stock distributed to Mr. Ferraro under the Aurora Plan and trusts for the benefit of certain of his family members. Mr. Ferraro disclaims beneficial ownership as to the 128,236 of such shares, which were transferred to trusts for the benefit of certain of his family members.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

As of April 7, 2000, Aurora Foods Inc. has maintained business relationships and engaged in certain transactions described below.

During 1999, the Company paid the following fees for services rendered in connection with the acquisitions of Seacoast and Lender's: $1,083,000 to Dartford, whose partners, Messrs. Wilson, Ardrey and Chung, and Ms. Cummings were executive officers and directors of the Company; $1,083,000 to MDC III, whose general partners and operating affiliates include Messrs. McCown, De Leeuw and Orr (all directors of the Company); and $1,083,000 was paid to Fenway, whose partners include Messrs. Dresdale, Geisser and Lamm (all directors of the Company). Services provided in connection with such fees included the identification and analysis of the acquisition opportunity, the negotiation of the acquisition and the raising of financing for such acquisition. Fees of $500,000 and $2,750,000, in the aggregate, were paid in connection with the acquisitions of Seacoast and Lender's, respectively.

The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Fenway, MDC and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. The Dartford agreement terminated upon the resignation of Ian Wilson on February 17, 2000. The acquisition price is the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

Pursuant to an agreement dated July 1, 1998 and terminated on February 17, 2000, the Company paid Dartford $800,000 for 1999 and $400,000 for 1998 as reimbursement for corporate headquarters expenses. Such expenses included staff salaries, miscellaneous office expenses related to the administration of the Company's former corporate headquarters, and rent for the space leased by Dartford and formerly used by the Company as its corporate headquarters. This agreement terminated upon Mr. Wilson's resignation on February 17, 2000. The Company remains obligated to pay $200,000 to Dartford until June of 2000.

The Company and certain stockholders of the Company have entered into the Securityholders Agreement, which provides for certain rights, including registration rights of the stockholders.

On December 31, 1996 and January 16, 1998, Mr. Thomas J. Ferraro, President, Dry Grocery Division, executed promissory notes in the amount of $60,000 and $131,000, respectively, in favor of the Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 and January 16, 2001. Interest is due and payable quarterly at the rate of 8% per annum and there are required annual principal payments. The aggregate balance outstanding on his promissory notes as of December 31, 1999 and 1998 was $107,334 and $151,000, respectively.

PART IV
-------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  1.   Consolidated Financial Statements of the Company

          Report of Independent Accountants                                     51
          Consolidated Balance Sheets as of December 31, 1999 and 1998          52
          Consolidated Statements of Operations for the years ended
           December 31, 1999 and 1998 and December 27, 1997                     53
          Consolidated Statements of Changes in Stockholders' Equity
           as of December 31, 1999 and 1998                                     54
          Consolidated Statements of Cash Flows for the years ended
           December 31, 1999 and 1998 and December 27, 1997                     55
          Notes to Consolidated Financial Statements                            56 through 82

     2.   Financial Statement Schedule

          Schedule II - Valuation Reserves                                      83

     3.   Exhibits                                                               2

(a)  Exhibits

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco, Inc., as amended. (Incorporated by reference to
          Exhibit 2.1 to Aurora Foods Inc.'s Form S-4 filed on August 21, 1997, File No. 333-24715 ("Aurora S-4")).

2.2 Asset Purchase Agreement, dated as of March 7, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to
          Exhibit 2.2 to the Aurora S-4).

2.3 Asset Purchase Agreement, dated as of November 26, 1997, by and between Aurora Foods Inc. and The Procter & Gamble Company. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form 8-K filed on January 30, 1998 (the "Form 8-K")).

2.4 Merger Agreement, dated as of June 22, 1998, between the Aurora Foods Inc. and A Foods Inc. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form S-1 filed on April 22, 1998, as amended, File No. 338-50681 (the "S-1")).

2.5 Merger Agreement, dated as of June 25, 1998, among Aurora Foods Holdings Inc., AurFoods Operating Co. Inc., VDK Holdings, Inc., Van de Kamp's, Inc. and A Foods Inc. (Incorporated by reference to Exhibit
          2.2 to the S-1).

2.6 Certificate of Merger, dated June 23, 1998, of Aurora Foods Inc. with and into A Foods Inc. (Incorporated by reference to Exhibit 2.14 to the S-1).

2.7 Amendment to Asset Purchase Agreement, dated as of February 13, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

2.8 Asset Purchase Agreement, dated as of February 3, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to
          Exhibit 2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

2.9 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and the Quaker Oats Company ("Quaker Oats"). (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.10 Asset Purchase and Sales Agreement, dated as of May 15, 1996 between Van de Kamp's, Inc. and Quaker Oats. (Incorporated by reference to
          Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.11 Asset Purchase and Sale Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell"). (Incorporated by reference to the text of which and Exhibits to which are incorporated by reference to Exhibit
          2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedule of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated May 6, 1996).

2.12 Asset Purchase Agreement, dated as of January 17, 1996, between Van de Kamp's, Inc. and Shellfish. (Incorporated by reference to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20,
          1996).

2.13 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de Kamp's S-4")).

2.14 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.1 to the Van de Kamp's S-4).

2.15 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey (Incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 1999).

2.16 Asset Purchase Agreement Dated September 24, 1999 between Aurora Foods Inc. and The Eggo Company (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. 8-K dated November 1, 1999).

3.1 Certificate of Incorporation of A Foods Inc., filed with the Secretary of State of the State of Delaware on June 19, 1998. (Incorporated by reference to Exhibit 3.1 to the S-1).

3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to exhibit 3.2 to the S-1).

4.1 Indenture dated as of February 10, 1997, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit
          4.1 to the Aurora S-4).

4.2 Specimen Certificate of 9 7/8% Series B Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

4.3 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Indenture (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

4.4 Indenture dated as of July 1, 1997, governing the 9 7/8% Series D Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company (the "Series D Indenture"). (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

4.5 Specimen Certificate of 9 7/8% Series D Senior Subordinated Notes due 2007 (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.3 to the Aurora S-4).

4.6 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-
          4).

4.7 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-1).


4.8 Indenture dated as of July 1, 1998, governing the 8 3/4% Senior Subordinated Notes due 2008 by and between Aurora Foods Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.13 to the S-1).

4.9       Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008.

4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.11 Supplemental Indenture, governing the 9 7/8% Series D Senior Subordinated Notes due 2007, dated as of April 1, 1999, among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee

4.12 Supplemental Indenture, governing the 9 7/8% Series C Senior Subordinated Notes due 2007, dated as of April 1, 1999, among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee

4.13 Supplemental Indenture, governing the 8 3/4% Senior Subordinated Notes due 2008, dated as of April 1, 1999, among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee

10.1 VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to S-1).

10.2 Purchase Agreement, dated February 5, 1997, by and between Aurora Foods Inc. and Chase Securities, Inc. (Incorporated by reference to
          Exhibit 1.1 to the Aurora S-4).

10.3 * Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro (Incorporated by reference to
          Exhibit 10.5 to the Aurora S-4).

10.4 * Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to
          Exhibit 10.6 to the Aurora S-4).

10.5 License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp's S-4).

10.6 License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp's Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp's S-4).

10.7 Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (Incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.8 First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to
          Exhibit 10.16 to Aurora Foods Inc.'s Form 10-K, filed on March 27, 1998 (the "Aurora 10-K")).

10.9 Production Agreement, dated November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).

10.10 * Amendment No. 1 to Ferraro Employment Agreement, dated as of January 1, 1998, between Aurora Foods Inc. and Thomas J. Ferraro. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.11 * Amendment No. 1 to Willett Employment Agreement, dated as of January 1, 1998, between C. Gary Willett and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.13 to the S-1).

10.12 * Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.13 * Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.14 * Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.15 * Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.16 * Amendment No. 1 to Ellinwood Amended and Restated Employment Agreement, dated as of January 1, 1998, between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

10.17 * Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.16 to the S-1).

10.18 * Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incorporated by reference to Exhibit 10.17 to the S-1).

10.19 Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
          10.32 to the S-1).

10.20 * Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit 10.33 to the S-1).

10.21 * Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

10.22 * Advisory Agreement, made as of April 8, 1998, between Fenway Partners, Inc. and Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

10.23 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.24 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

10.25 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.26 Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.52 to the S-1).

10.27 Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.53 to the S-1).

10.28 Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.54 to the S-1).

10.29 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.30 Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.31 *   1998 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.32 Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

10.33 *   1998 Long Term Incentive Plan (Incorporated by reference to Exhibit
          10.50 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.34 Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. 8-K dated November 1, 1999).

10.35 Collective Bargaining Agreement between Lender's Bagel Bakery and Bakery, Confectionery and Tobacco Workers of America Local # 429 - September 1, 1998 to August 31, 2001.

21.1      Subsidiary of Aurora Foods Inc.

23.1      Consent of PricewaterhouseCoopers LLP

27.1 Financial Data Schedule for the period ended December 31, 1999 including Restated Financial Data Schedule for the period ended December 31, 1998 submitted to the Securities and Exchange Commission in electronic format.


(b)  Reports on Form 8-K

Date Filed
----------

October 1, 1999     Press release announcing the agreement to purchase the
                    Lender's Bagels business.

November 10, 1999   Acquisition of the Lender's Bagels business from The Eggo
                    Company on November 1, 1999, as amended by the 8-K/A's filed on January 11 and 12, 2000. The financial statements included with the 8-K/A's were as follows:

                    (a) Financial statements of the Business Acquired: the statement of Acquired Assets and Liabilities as of December 31, 1998 (audited) and September 30, 1999 (unaudited) and the Statement of Operations for the year ended December 31, 1998 (audited) and nine months ended September 30, 1999, together with the report of independent accountants thereon.

                    (b) Pro Forma Financial Information: the pro forma statement of operations of Aurora Foods Inc. for the year ended December 31, 1998 and the nine months ended September 30, 1999 and the pro forma balance sheet as of September 30, 1999 together with notes.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.

By:  /s/James T. Smith
     -----------------
     James T. Smith                Director, President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)
Date:  April 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2000.


/s/  Clive A. Apsey
     --------------
     Clive A. Apsey                Director

/s/  George E. McCown
     ----------------
     George E. McCown              Director

/s/  Charles J. Delaney
     ------------------
     Charles J. Delaney            Director

/s/  David E. De Leeuw
     -----------------
     David E. De Leeuw             Director and Vice Chairman

/s/  Richard C. Dresdale
     -------------------
     Richard C. Dresdale           Director and Chairman of the Board

/s/  Andrea Geisser
     --------------
     Andrea Geisser                Director and Treasurer

/s/  Peter Lamm
     ----------
     Peter Lamm                    Director

/s/  Ronald S. Orr
     -------------
     Ronald S. Orr                 Director

/s/  Christopher T. Sortwell
     -----------------------
     Christopher T. Sortwell       Director, Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Accounting and Finance Officer)

/s/  James T. Smith
---  --------------
     James T. Smith                Director, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Board of Directors and Stockholders of Aurora Foods Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Aurora Foods Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, December 31, 1998 and December 27, 1997 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 44 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company restated its December 31, 1998 financial statements for trade promotion liabilities and certain other matters.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is not in compliance with certain restrictive covenants contained in its long term debt permitting the lender's to call repayment of such debt. This circumstance, at this time unresolved, raises substantial doubt about the Company's ability to continue as a going concern. Subsequent to December 31, 1999, the Company has obtained an amendment to its Senior Secured Debt facility such that substantially all of its debt would be classified as long-term in the event that it is able to obtain appropriate waivers of covenant defaults in its subordinated indentures. The Company has begun the process of negotiating to obtain these waivers. The consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amount of liabilities that might otherwise be necessary should the Company be unable to continue as a going concern.


PricewaterhouseCoopers LLP
San Francisco, California
March 31, 2000

                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                                                   December 31,
                                                                                                                      1998
                                                                                      December 31,                As Restated
                                                                                          1999                   (Notes 1 & 20)
                                                                                ---------------------        ---------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $      315                   $      354
     Accounts receivable, net of $1,311 and $670 allowance, respectively                      96,332                       82,093
     Inventories (Note 5)                                                                    123,967                       77,331
     Prepaid expenses and other assets                                                        21,876                        6,850
     Current deferred tax assets (Note 11)                                                    17,338                       27,170
                                                                                --------------------        ---------------------
          Total current assets                                                               259,828                      193,798

Property, plant and equipment, net (Note 6)                                                  257,443                      152,085
Deferred tax asset (Note 11)                                                                   2,357                            -
Goodwill and other intangible assets, net (Note 7)                                         1,294,995                    1,072,759
Asset held for sale                                                                              800                        3,000
Other assets                                                                                  35,693                       26,800
                                                                                --------------------        ---------------------
          Total assets                                                                    $1,851,116                   $1,448,442
                                                                                ====================        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Senior secured term debt (Note 9)                                                    $  571,571                   $   20,000
     Senior secured revolving debt facility (Note 9)                                         105,600                       85,850
     Senior subordinated notes (Note 9)                                                      402,049                            -
     Accounts payable                                                                         87,942                       59,395
     Accrued liabilities (Note 8)                                                            105,192                       83,433
                                                                                --------------------        ----------------------
          Total current liabilities                                                        1,272,354                      248,678

Non-current deferred tax liabilities (Note 11)                                                     -                        5,047
Other liabilities                                                                              2,504                       12,372
Senior secured term debt (Note 9)                                                                  -                      200,000
Senior subordinated notes (Note 9)                                                                 -                      402,242
                                                                                --------------------        ---------------------
          Total liabilities                                                                1,274,858                      868,339
                                                                                --------------------        ---------------------

Commitments and contingent liabilities (Notes 5, 6, 12 and 16)

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares authorized;
        no shares issued or outstanding                                                            -                            -
     Common stock, $0.01 par value; 250,000,000 shares authorized;
        67,049,811 and 67,016,173 shares issued and outstanding,
        respectively                                                                             670                          670
     Paid-in capital                                                                         648,254                      647,889
     Promissory notes (Note 14)                                                                 (323)                        (562)
     Accumulated deficit                                                                     (72,343)                     (67,894)
                                                                                --------------------        ---------------------
          Total stockholders' equity                                                         576,258                      580,103
                                                                                --------------------        ---------------------

          Total liabilities and stockholders' equity                                      $1,851,116                   $1,448,442
                                                                                ====================        =====================

          See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                              1998
                                                                                           As Restated            December 27,
                                                                      1999               (Notes 1 & 20)               1997
                                                              ------------------      ------------------      -------------------
Net sales                                                              $ 995,418              $  784,557              $   143,020
Cost of goods sold                                                       424,936                 318,935                   45,729
                                                              ------------------      ------------------      -------------------

     Gross profit                                                        570,482                 465,622                   97,291
                                                              ------------------      ------------------      -------------------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                          103,518                  77,553                   17,096
     Trade promotions                                                    241,281                 201,926                   26,075
     Consumer marketing                                                   77,092                  56,699                   15,142
                                                              ------------------      ------------------      -------------------
Total brokerage, distribution and marketing expenses                     421,891                 336,178                   58,313

Amortization of goodwill and other intangibles                            38,305                  30,048                    5,938
Selling, general and administrative expenses                              35,596                  25,955                    5,229
Incentive plan expense (credit) (Note 15)                                   (571)                 56,583                    2,300
Transition expenses (Note 10)                                             11,200                  10,366                    2,113
                                                              ------------------      ------------------      -------------------
Total operating expenses                                                 506,421                 459,130                   73,893
                                                              ------------------      ------------------      -------------------

     Operating income                                                     64,061                   6,492                   23,398

Interest expense, net                                                     68,403                  64,493                   18,242
Amortization of deferred financing expense                                 2,060                   1,872                    3,059
Other bank and financing expenses                                            838                     259                       83
                                                              ------------------      ------------------      -------------------

     Income (loss) before income taxes and extraordinary loss             (7,240)                (60,132)                   2,014

Income tax expense (benefit) (Note 11)                                    (2,791)                   (214)                     779
                                                              ------------------      ------------------      -------------------

     Net income (loss) before extraordinary loss                          (4,449)                (59,918)                   1,235

Extraordinary loss on early extinguishment of debt,
   net of tax of $5,632                                                        -                   9,211                        -
                                                              ------------------      ------------------      -------------------

     Net income (loss)                                                 $  (4,449)             $  (69,129)             $     1,235
                                                              ==================      ==================      ===================

Basic and diluted earnings (loss) per share before
   extraordinary loss                                                  $   (0.07)             $    (1.12)             $      0.04
Extraordinary loss per share                                                   -                    0.17                        -
                                                              ------------------      ------------------      -------------------

Basic and diluted earnings (loss) per share                            $   (0.07)             $    (1.29)             $      0.04
                                                              ==================      ==================      ===================

Weighted average number of shares outstanding                             67,023                  53,541                   29,053
                                                              ==================      ==================      ===================


         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                          Retained
                                      Common              Additional                      Earnings
                                      Stock                 Paid-in      Promissory     (Accumulated
                                  --------------------
                                      Shares    Amount      Capital         Notes         Deficit)         Total
                                  ----------   -------   -----------    ------------    ------------     ---------
Balance at January 1, 1997            29,053      $291      $ 32,979          $(110)        $      -      $ 33,160

Capital contribution                       -         -        28,633           (125)               -        28,508
Payments on officer promissory
     notes (Note 14)                       -         -             -             20                -            20
Incentive plan expense (Note 15)           -         -         2,300              -                -         2,300
Net income                                 -         -             -              -            1,235         1,235
                                  ----------   -------   -----------    -----------     ------------     ---------
Balance at December 27, 1997          29,053       291        63,912           (215)           1,235        65,223

Capital contribution (Notes 1 &            -         -        94,263           (473)               -        93,790
 14)
Shares issued for acquisition
     of business (Note 3)             25,038       250       183,219              -                -       183,469
Shares issued (Note 1)                12,909       129       254,702              -                -       254,831
Equity offering costs                      -         -        (5,062)             -                -        (5,062)
Employee stock
     purchases (Note 17)                  16         -           272              -                -           272
Payments on officer promissory
     notes (Note 14)                       -         -             -            126                -           126
Incentive plan expense (Note 15)           -         -        56,583              -                -        56,583
Net loss                                   -         -             -              -          (69,129)      (69,129)
                                  ----------   -------   -----------    -----------     ------------     ---------

Balance at December 31, 1998 -
   As restated (Notes 1 & 20)         67,016       670       647,889           (562)         (67,894)      580,103

Employee stock
     purchases (Note 17)                  34         -           365              -                -           365
Payments on officer promissory
     notes (Note 14)                       -         -             -            239                -           239
Net loss                                   -         -             -              -           (4,449)       (4,449)
                                  ----------   -------   -----------    -----------     ------------     ---------

Balance at December 31, 1999          67,050      $670      $648,254          $(323)        $(72,343)     $576,258
                                  ==========   =======   ===========    ===========     ============     =========

         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Years Ended
                                                                   ------------------------------------------------------------
                                                                              December 31,
                                                                   --------------------------------------
                                                                                                1998
                                                                                             As Restated          December 27,
                                                                          1999             (Notes 1 & 20)             1997
                                                                   ----------------      ----------------      ----------------
Cash flows from operating activities:
     Net income (loss)                                                    $  (4,449)            $ (69,129)            $   1,235
     Early extinguishment of debt, net of tax of $5,632                           -                 9,211                     -
     Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
         Depreciation and amortization                                       55,256                41,336                10,057
         Deferred income taxes                                               (2,244)                 (184)                  779
         Incentive plan expense (Note 15)                                      (571)               56,583                 2,300
         Loss on disposal of fixed assets                                     1,780                     -                     -
         Change in assets and liabilities, net of effects of
          businesses acquired:
             Increase in accounts receivable                                 (6,625)              (29,872)              (13,356)
             (Increase) decrease in inventories                             (22,664)              (37,233)                2,975
             Increase in prepaid expenses and other current assets          (14,728)               (3,733)               (1,946)
             Increase in accounts payable                                    19,528                43,573                 6,443
             Increase (decrease) in accrued liabilities                      (1,281)               38,727                14,624
             Decrease in other noncurrent liabilities                       (12,853)                    -                     -
                                                                   ----------------      ----------------      ----------------
Net cash provided by operating activities                                    11,149                49,279                23,111
                                                                   ----------------      ----------------      ----------------

Cash flows from investing activities:
     Additions to property, plant and equipment                             (25,281)              (38,710)               (2,411)
     Changes to other non-current assets and liabilities                     (6,002)               (4,343)                 (925)
     Proceeds from sale of assets                                                 -                28,012                     -
     Payment for acquisition of businesses (Note 3)                        (343,885)             (462,784)             (225,930)
                                                                   ----------------      ----------------      ----------------
Net cash used in investing activities                                      (375,168)             (477,825)             (229,266)
                                                                   ----------------      ----------------      ----------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt (Note 9)          633,400               864,350                90,000
     Proceeds from senior subordinated notes (Note 9)                             -               200,000               202,500
     Repayment of borrowings                                               (262,080)             (947,259)             (107,500)
     Payment of redemption premium (Note 1)                                       -               (14,500)                    -
     Proceeds from initial public offering                                        -               254,831                     -
     Capital contributions, net of officer promissory notes                     605                94,188                28,500
     Debt issuance and equity offering costs                                 (7,945)              (27,427)              (11,294)
                                                                   ----------------      ----------------      ----------------
Net cash provided by financing activities                                   363,980               424,183               202,206
                                                                   ----------------      ----------------      ----------------

Decrease in cash and cash equivalents                                           (39)               (4,363)               (3,949)
Cash and cash equivalents, beginning of period                                  354                 4,717                 8,666
                                                                   ----------------      ----------------      ----------------
Cash and cash equivalents, end of period                                  $     315             $     354             $   4,717
                                                                   ================      ================      ================

         See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - THE COMPANY
--------------------

RESTATEMENTS

Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were improperly deferred into future periods and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Unaudited restated condensed financial statement information for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been included in the notes to the consolidated financial statements included herein.

For the year ended December 31, 1998, these misstatements primarily understated trade promotions expense by $28.5 million, overstated net sales by $4.6 million, understated brokerage and distribution expense by $2.8 million and understated cost of goods sold by $1.4 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $14.5 million. The impact of the misstatements on reported operating results for the year ended December 31, 1998, was to overstate gross profit by $6.0 million, operating income by $38.3 million, and net income by $23.8 million.

A summary of the effects of the restatement are set forth in Notes 20 and 21.

OPERATIONS

Aurora Foods Inc. (the "Company") produces and markets branded food products that are sold across the United States. The Company groups its brands into two segments: the dry grocery division and the frozen food division. The dry grocery division includes Duncan Hines(R) baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) breakfast products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza products, Chef's Choice(R) frozen skillet meals and Lender's(R) frozen bagel products. The dry grocery division's products are manufactured under long-term co-packing agreements with third parties. The Company's manufacturing equipment has been installed at certain production facilities of contract manufacturer partners. The frozen food division's Chef's Choice(R) products are packaged by a contract manufacturer and the meal components are sourced from several suppliers. The remaining frozen food division's products are manufactured out of production facilities that are owned and operated by the Company in Erie, Pennsylvania; Jackson, Tennessee; Yuba City, California; Mattoon, Illinois and West Seneca, New York.

ORGANIZATION

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. ("Holdings") and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) ("AurFoods"), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC ("MBW LLC"). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth's(R) syrup business ("MBW") from Conopco, Inc., a subsidiary of Unilever United States, Inc. ("Conopco"). AurFoods subsequently acquired the Log Cabin(R) syrup business ("LC")
from Kraft Foods, Inc. ("Kraft") in July 1997 and the Duncan Hines(R) baking mix business ("DH") from The Procter & Gamble Company ("P&G") in January 1998.

Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings") which was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood and frozen dessert businesses from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from The Quaker Oats Company in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC").

On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution"). In return for these contributions, MBW LLC was issued 55.5% of the interests in New LLC plus a right to receive a special $8.5 million priority distribution from New LLC, and VDK LLC was issued 44.5% of the interests in New LLC plus a right to receive a special $42.4 million priority distribution from New LLC. The amount and source of consideration used by MBW LLC and VDK LLC for their acquisition of interests in New LLC was their equity in Holdings and VDK Holdings, respectively. New LLC accounted for the contribution of the ownership of Holdings at MBW LLC's historical cost and the contribution of the ownership of VDK Holdings was accounted for as an acquisition using the purchase method of accounting at New LLC's cost. After giving effect to the Contribution, New LLC directly held 100% of Holdings' capital stock and Holdings continued to directly hold 100% of AurFoods capital stock. New LLC also directly held 100% of VDK Holdings' capital stock and VDK Holdings continued to directly hold 100% of VDK's capital stock. On June 25, 1998, New LLC contributed to the Company all the issued and outstanding stock of Holdings and VDK Holdings. Therefore, the Company's financial statements, as it is the successor to Holdings, include the historical financial information of Holdings from its inception. New LLC was then dissolved in connection with the IPO (defined below).

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company, and the Company consummated an initial public offering of 12,909,372 shares of its Common Stock (the "IPO"). Concurrently with the IPO, New LLC also sold 1,590,628 shares of the Company's common stock to the public at a price of $21.00 per share. The sale of stock by New LLC and the IPO are together herein referred to as the "Equity Offerings." The proceeds received by New LLC were used to satisfy the $8.5 million priority distribution to MBW LLC and, in combination with common stock, also satisfied the $42.4 million priority distribution to VDK LLC. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of a total of $175.0 million of available senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities to (i) repay $180.8 million of senior secured bank debt under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and The Chase Manhattan Bank, as agent, as amended (the "VDK Senior Bank Facilities"), (ii) repay $467.0 million under the Aurora Senior Bank Facilities (as defined in Note 3), (iii) redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) in the principal amount of $100.0 million and (iv) pay the $14.5 million redemption premium associated with the VDK Notes (in whole or in part, the "Refinancings"). As a result of the early extinguishment of the Aurora Senior Bank Facilities, the Company recorded in the year ended December 31, 1998 an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write off-of deferred financing charges.

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 15 - Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million, subject to an "earn-out" clause under which the sellers may be entitled to further consideration based on the performance of Seacoast over a specified period. Any such payment, if any, will be recorded as an adjustment to the purchase price and, accordingly, goodwill. The consolidated financial statements include the accounts of the Company and Seacoast, its wholly-owned subsidiary since the acquisition. On November 1, 1999, the Company acquired all the assets of the Lender's Bagel business ("Lender's") from The Eggo Company, a subsidiary of Kellogg Company ("Kellogg's") for $275.5 million, subject to adjustment based on the level of working capital acquired as of the date of closing. The consolidated financial statements include the operations of Lender's since its acquisition.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

The policies utilized by the Company in the preparation of the consolidated financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from these estimates and assumptions. The Company uses the accrual basis of accounting in the preparation of its financial statements.

FISCAL YEAR

The Company's fiscal year ends on December 31. The Company's 1997 fiscal year ended on the last Saturday of December. Accordingly for fiscal years 1998 and 1997, the results of operations and cash flows reflect activity for the period from December 28, 1997 through December 31, 1998 and from December 31, 1996 (commencement of operations) through December 27, 1997. The Company has presented balance sheets as of December 31, 1999 and 1998. Certain prior year amounts have been reclassified to conform with the current year's presentation.

PRINCIPLES OF CONSOLIDATION

The Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions are eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of the Company's or the contract manufacturers' raw materials, packaging, labor and manufacturing overhead.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty years. Costs that improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense for the years ended December 31, 1999, 1998, and December 27, 1997 was 15.1 million, 9.9 million and $1.1 million, respectively.

Depreciable lives for major classes of assets are as follows:

          Computers                        3-5 years
          Furniture and fixtures           2-8 years
          Machinery and equipment          10-15 years
          Buildings and improvements       20-30 years

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill, which represents the excess of cost over the net tangible assets of acquired businesses, is being amortized over forty years using the straight-line method. Other intangible assets, which include the costs of trademarks and other identifiable intangibles, are being amortized using the straight-line method over periods ranging from five to forty years. Amortization of goodwill and other intangible assets charged against income for the years ended December 31, 1999 and 1998 and December 27, 1997 was $34.8 million, $30.0 million and $5.9 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at December 31, 1999.

OTHER ASSETS

Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the effective interest method over the terms of the respective debt. Aggregate amortization of deferred loan acquisition costs and other assets charged against income for the years ended December 31, 1999 and 1998 and December 27, 1997 was $5.6 million, $1.9 million and $3.1 million, respectively.

REVENUE RECOGNITION

Revenue is recognized upon shipment of product and transfer of title to customers. Sales and returns and allowances are included in net sales.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than the senior subordinated notes, approximates book value at December 31, 1999. The fair market value of the New Notes and the Notes (as defined in Note 9 - Long Term Debt) at December 31, 1999, based on market prices, was $225.2 million and $193.4 million, respectively. The fair value of the Company's interest rate agreements was $2.3 million.

CONCENTRATION OF CREDIT RISK

The Company sells its products to supermarkets, foodservice operators and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 31, 1999.

INCOME TAXES

The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

ADVERTISING EXPENSES

Advertising expenses are included in consumer marketing and include the costs to produce, distribute and air print media, television and radio advertising for the Company's products. Such costs are expensed ratably over the year in relation to revenues.

TRADE PROMOTIONS EXPENSE

Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, and amounts paid to obtain favorable display positions in the retailers' stores. These deals are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees when incurred or, when under a contract, over a period not to exceed 12 months and expenses other trade promotions in the period during which the deals occur.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, allows companies to measure compensation cost in connection with employee stock compensation plans either using a fair value-based method or to continue to use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation cost. The Company measures compensation cost in accordance with APB 25. The Company's stock-based compensation plans are discussed in Note 17.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

LOG CABIN

On July 1, 1997, the Company acquired substantially all the assets of LC from Kraft. The Company manufactures the Log Cabin(R) products under co-packing agreements with third parties.

The Company acquired the inventories, certain manufacturing equipment and intangible assets of LC for a purchase price of $222.0 million. The acquisition was accounted for by using the purchase method of accounting. The acquisition was financed by (i) a capital contribution from Holdings of approximately $28.6 million, (ii) term loans of $40.0 million and revolving loans of $47.0 million borrowed under a senior secured debt facility, and (iii) proceeds of $102.5 million received in a senior subordinated note offering.

The cost to acquire LC has been allocated to tangible and intangible assets acquired, as follows (in thousands):


             Cash paid to acquire assets                      $    221,995
             Other acquisition costs                                 5,019
                                                             -------------
                                                                   227,014
             Costs assigned to tangible assets                     (15,266)
                                                             -------------

             Cost attributable to intangible
             assets                                           $    211,748
                                                             =============

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G for a purchase price of $445.0 million. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment used for the manufacture of Duncan Hines(R) products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products, (iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company uses the acquired assets in its operations of DH. The acquisition was accounted for by using the purchase method of accounting.

To finance the acquisition of DH and related costs, the Company refinanced its previously existing senior bank facilities with $450.0 million of senior secured term debt under the Second Amended and Restated Credit Agreement, dated as of January 16, 1998 by and among Holdings, the Company, the lenders listed therein, The Chase Manhattan Bank, The National Westminster Bank PLC, and Swiss Bank Corporation (the "Aurora Senior Bank Facilities"), and received a capital contribution from Holdings of $93.8 million. As a result of the new bank borrowings under the Aurora Senior Bank Facilities, the Company incurred an early extinguishment of its pre-DH senior secured bank debt and the write-off of the associated deferred financing charges was recorded in the quarter ended March 28, 1998 as an extraordinary charge of $1.9 million, net of income taxes of $1.2 million.

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):




             Cash paid to acquire assets                      $    445,000
             Other acquisition costs                                11,544
                                                              ------------
                                                                   456,544
             Cost assigned to tangible assets                      (38,922)
                                                              ------------

             Cost attributable to intangible
             assets                                           $    417,622
                                                              ============

VDK HOLDINGS, INC.

On April 8, 1998, the Company completed a stock purchase of VDK Holdings (See
Note 1). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):


             Value of stock used to acquire VDK Holdings      $    183,469
             Liabilities assumed                                   386,362
             Other acquisition costs                                10,688
                                                             -------------
                                                                   580,519
             Cost assigned to tangible assets                     (199,757)
                                                             -------------

             Cost attributable to intangible
             assets                                           $    380,762
                                                             =============
SEACOAST

On April 1, 1999, the Company acquired 100% of the stock in Seacoast from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million, subject to an "earn-out" clause under which the sellers may be entitled to further consideration based on the performance of Seacoast over a specified period. Any such payment, if any, will be recorded as an adjustment to the purchase price and, accordingly, goodwill.

The cost to acquire Seacoast has been allocated to tangible and intangible assets acquired as follows (in thousands):

      Cash paid to acquire Seacoast                           $     51,230
      Other acquisition costs                                        2,173
                                                             -------------
                                                                    53,403
      Cost assigned to tangible assets                              (2,482)
                                                             -------------

      Cost attributable to intangible
      assets                                                  $     50,921
                                                             =============

LENDER'S BAGELS

On November 1, 1999, the Company acquired all the assets of Lender's from the Eggo Company. The assets acquired by the Company include (i) Lender's(R) and all associated trademarks, (ii) the plants and the accompanying assets in Mattoon, Illinois and West Seneca, New York, (iii) proprietary formulations for Lender's products, (iv) other product specification and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The purchase price of approximately $275.5 million was based on an arms length negotiation between the Company and the Eggo Company. The purchase price is subject to adjustment based on the level of working capital acquired as of the date of closing. This adjustment is currently in negotiation with the seller. The acquisition was accounted for by using the purchase method of accounting. The allocation of the purchase price has not been finalized; however, any changes are not expected to be material.

To finance the acquisition of Lender's and related costs, the Company added $275.0 million of senior secured term debt to its existing senior bank facilities under the Fifth Amended and Restated Credit Agreement dated October 31, 1999, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AF, Stamford Branch, as Documentation Agent ("Fifth Senior Bank Facilities").

The cost to acquire the Lender's business has been allocated to tangible and intangible assets acquired as follows (in thousands):


             Cash paid to acquire assets                    $  275,509
             Other acquisition costs                             3,321
                                                            ----------
                                                               278,830
             Costs assigned to tangible assets                 (96,463)
                                                            ----------

             Costs attributable to  intangible assets       $  182,367
                                                            ==========


Had the Lender's, Seacoast, VDK Holdings and DH acquisitions and related financings taken place January 1, 1998, the unaudited pro forma results of operations for the years ended December 31, 1999 and 1998, would have been as follows (in thousands):


                                              Year ended December 31,
                               ----------------------------------------------
                                                                 1998
                                         1999                As Restated
                               ---------------------    ---------------------


             Net sales                    $1,190,019               $1,211,352
                               =====================    =====================

             Gross profit                 $  682,004               $  706,755
                               =====================    =====================

             Operating income             $   80,550               $  (34,933)
             (loss)
                               =====================    =====================



NOTE 4 - SUPPLEMENTAL CASH FLOW DISCLOSURE
------------------------------------------

Cash paid for interest for the years ended December 31, 1999 and 1998 and December 27, 1997, was $67.7 million, $60.2 million, and $10.1 million, respectively. Cash paid for income taxes for the years ended December 31, 1999 and 1998 and December 27, 1997, was $0.1 million, $0.3 million and $0.2 million, respectively.

BARTER TRANSACTION

On September 30, 1999, the Company entered into a barter transaction agreement with Active Media Services, Inc. ("Active") in which it agreed to exchange inventory with a carrying value of $786,000 for credits to be redeemed for broadcast media, electronic media, print media, and outdoor media. The credits provide a $0.25 reduction for every dollar spent on such media up to a maximum of $3.6 million in credits. The media related to such credits needs to be purchased by February 28, 2003. The media credits were valued at the carrying value of the exchanged inventory and classified as prepaid advertising. At December 31, 1999, the amount of prepaid advertising relating to these credits is $786,000. For cash flow statement purposes, this is a non-cash transaction.

NOTE 5 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                                                December 31,
                                                   ---------------------------------------
                                                                                 1998
                                                        1999                 As Restated
                                                   --------------          ---------------
           Raw materials                               $   29,187               $   17,999
           Work in process                                  1,262                      271
           Finished goods                                  83,900                   55,280
           Packaging and other supplies                     9,618                    3,781
                                                   --------------           --------------
                                                       $  123,967               $   77,331
                                                   ==============           ==============

At December 31, 1999 and 1998, the Company had commitments to buy raw materials of $17.3 million and $23.8 million, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following (in thousands):

                                                                 December 31,
                                                   ---------------------------------------
                                                                                 1998
                                                        1999                 As Restated
                                                   --------------          ---------------
           Land                                        $    3,436              $     2,300
           Machinery and equipment                        226,806                  106,227
           Buildings and improvements                      27,342                   14,339
           Furniture and fixtures                           3,853                    2,163
           Computer equipment                               3,052                    2,065
           Construction in progress                        18,952                   35,682
                                                   --------------          ---------------
                                                          283,441                  162,776
             Less accumulated depreciation                (25,998)                 (10,691)
                                                   --------------          ---------------
                                                       $  257,443              $   152,085
                                                   ==============          ===============

At December 31, 1999 and 1998, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $0.0 million and $4.9 million. During 1999 and 1998, the Company capitalized interest costs of $1.2 million and $0.8 million, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
---------------------------------------------

Goodwill and other intangible assets consist of the following (in thousands):

                                                            December 31,
                                                ------------------------------------
                                                                            1998
                                                      1999               As Restated
                                                --------------        --------------
           Goodwill                                 $  785,746            $  684,680
           Trademarks                                  488,239               332,780
           Other intangibles                            90,758                90,265
                                                --------------        --------------
                                                     1,364,743             1,107,725

             Less accumulated amortization             (69,748)              (34,966)
                                                --------------        --------------
                                                    $1,294,995            $1,072,759
                                                ==============        ==============

NOTE 8 - ACCRUED LIABILITIES
----------------------------

Accrued liabilities consist of the following (in thousands):

                                                            December 31,
                                                ------------------------------------
                                                                          1998
                                                   1999                 As Restated
                                                --------------        --------------
             Accrued marketing expenses             $   40,940            $   38,104
             Accrued interest                           18,567                16,332
             Accrued brokerage and distribution         19,196                10,411
             expenses
             Accrued acquisition costs                  12,008                 6,059
             Other                                      14,481                12,527
                                                --------------        --------------
                                                    $  105,192            $   83,433
                                                ==============        ==============

BARTER TRANSACTION

On November 16, 1999, the Company entered into a Sale and Repurchase Agreement with Active and First International Bank ("FIB"), whereby FIB agreed to provide cash in the amount of $3.3 million to the Company in exchange for the sale and assignment of media credits (See Note 4) and the obligation of the Company to repurchase the media credits by November 16, 2000. If the Company repurchases all of the media credits from FIB before the termination date, FIB will pay to the Company a rebate amount equal to the sum of the repurchase amount paid less the principal amount of the loan, accrued interest, and unpaid fees. Should the Company not repurchase all of the credits by the termination date, the Company will be obligated to repurchase the unused credits or extend the agreement. The Company paid FIB a loan structuring fee of $132,000 related to the arrangement. The note payable carries an implied interest rate of 9.08%. As of December 31, 1999, $3.2 million remained on the note and was classified in other accrued liabilities.

NOTE 9 - LONG TERM DEBT
-----------------------

Long term debt consists of the following (dollars in thousands):

                                                                                                      December 31,
                                                                                                    ----------------
                                                                                                1999               1998
                                                                                            ------------        --------------
SENIOR SECURED DEBT

Senior secured tranche A debt - interest rate of 7.93% at December 31, 1999;
principal due in quarterly installments through June 30, 2005; floating interest rate at the prime rate plus 0.75%, or alternatively, the one, three or six month
Eurodollar rate plus 1.75% payable quarterly or at the termination of the
Eurodollar contract interest period                                                         $    197,845        $            -

Senior secured tranche B debt - interest rate of 8.64% at December 31, 1999;
principal due in quarterly installments through September 30, 2006; floating interest rate at the prime rate plus 1.50%, or alternatively, the one, three or six month Eurodollar rate plus 2.50% payable quarterly or at the termination of
the Eurodollar contract interest period                                                          373,726                     -

Senior secured term debt; interest rate of 6.80% at December 31, 1998; principal due in quarterly installments through June 30, 2005; floating interest rate at the prime rate plus .50% or alternatively, the one, two three or six month
Eurodollar rate plus 1.50% payable quarterly or at the termination of the
Eurodollar contract interest period                                                                    -               220,000

Senior secured revolving debt; weighted average interest rate of 7.00% at
December 31, 1998; principal due June 30, 2005; floating interest rate at the prime rate plus 0.50% or, alternatively, the one, three or six month Eurodollar rate plus 1.50% payable quarterly or at the termination of the Eurodollar
contract interest period                                                                               -                85,850

Senior secured revolving debt; weighted average interest rate of 8.20% at
December 31, 1999; principal due June 30, 2005; floating interest rate at the prime rate plus 0.75%, or alternatively, the one, three or six month Eurodollar rate 1.75% payable quarterly or at the termination of the Eurodollar contract
interest period                                                                                  105,600                     -

SENIOR SUBORDINATED NOTES

Senior subordinated notes issued July 1, 1998 at par value of $200,000; coupon interest rate of 8.75% with interest payable each January 1 and July 1, matures
July 1, 2008                                                                                     200,000               200,000

Senior subordinated notes issued July 1, 1997 at par value of $100,000 plus premium of $2,500; net of unamortized premium of $2,049 and $2,242 at December
31, 1999 and December 31, 1998, respectively; coupon interest rate of 9.875%
with interest payable each August 15 and February 15; matures on February 15,
2007                                                                                             100,000               100,000

Senior subordinated notes issued February 10, 1997 at par value of $100,000;
coupon interest rate of 9.875% with interest payable each August 15 and February
15; matures on February 15, 2007                                                                 100,000               100,000
                                                                                            ------------        --------------

                                                                                               1,077,171               705,850
Add:   Unamortized premium on senior subordinated notes                                            2,049                 2,242
                                                                                            ------------        --------------
Less:  Current portion of long term debt, senior secured revolving and
       debt facility                                                                          (1,079,220)             (105,850)
                                                                                            ------------        --------------

Long term debt                                                                              $          -          $    602,242
                                                                                            ============        ==============

As indicated below, the Company is currently in default on its Senior Secured Debt and its Senior Subordinated Notes. As a result, the Company has classified all amounts due under these facilities as current. Were the Company not in default under these facilities, annual principal payments for the next five years and thereafter would consist of the following (dollars in thousands):

            2000          $   27,980
            2001              32,926
            2002              37,872
            2003              42,818
            2004              47,764
            Thereafter       887,811
                          ----------
            Total         $1,077,171
                          ==========

SENIOR SECURED DEBT

On December 31, 1996, the Company entered into a Credit Agreement (the "Agreement") with several banks for $15.0 million of senior secured term debt and a $45.0 million senior secured revolving debt facility.

The Company amended the Agreement, dated as of July 1, 1997, to provide for borrowings of $40.0 million of senior secured term debt and a $60.0 million senior secured revolving debt facility. Together with a $100.0 million senior subordinated note offering and capital contributed from Holdings, the Company consummated the LC acquisition, paid fees and expenses and provided for the working capital requirements related to the acquisition.

The Company amended the Agreement, dated as of January 16, 1998, to provide for borrowings of $450.0 million of senior secured term debt and a $75.0 million senior secured revolving debt facility. Together with capital contributed from Holdings, the Company consummated the DH acquisition, paid fees and expenses and provided for the working capital requirements related to the acquisition.

The Company amended the Agreement, dated as of July 1, 1998, to provide for borrowings of $225.0 million of senior secured term debt and a $175.0 million senior secured revolving debt facility. Together with a $200.0 million senior subordinated note offering, the Company completed the repayment of debt in connection with the Refinancings.

The Company amended the Agreement, dated as of March 31, 1999, to provide for additional borrowings of $100.0 million of senior secured term debt. The proceeds were used to finance the acquisition of Seacoast and related costs and reduce the outstanding revolving credit facility balance.

The Company amended the Agreement, dated November 1, 1999, to provide for additional borrowings of $275.0 million of senior secured term debt to finance the acquisition of the Lender's(R) bagel business and related costs.

The $175.0 million senior secured revolving debt facility is subject to limitations based on letters of credit. At December 31, 1999, the Company had unused borrowing availability of $69.4 million. The Agreement requires a commitment fee of 0.375% per annum payable quarterly on the unused portions of the revolving debt facility.

The Agreement includes restrictive covenants, which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios.

As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the Agreement. The Company and the lenders amended the Agreement effective March 29, 2000. The amendment to the Agreement includes provisions that:

 .    amends the financial covenants;
 .    waives certain existing defaults of covenants and breaches of representations and warranties;
 .    establish the interest rate on borrowings made pursuant to the facility; and
 .    contemplates the sale by the Company of accounts receivable subject to approval by the Agent and majority lenders of the terms of such arrangement.

In addition to the above amendments, the senior debt holders agreed to forebear, through June 30, against their cross-defaults with the senior subordinated note indentures which also suffered events of default due to the restatements. Negotiations are currently underway to obtain the requisite subordinated consents necessary to waive these defaults and bring the senior subordinated notes into compliance. In the event that these consents are not obtained by June 30, the senior lenders could exercise their rights under the Amended Credit Agreement. Such exercised rights could include the acceleration of $675 million of senior debt plus accrued and unpaid interest. In such an event, the Company could be forced to seek protection under federal bankruptcy laws.

SENIOR SUBORDINATED NOTES

On February 10, 1997, the Company issued $100.0 million of senior subordinated notes (the "MBW Notes"). The proceeds from the MBW Notes were primarily used to retire debt incurred to finance the MBW acquisition. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes (the "LC Notes").
The LC Notes were issued at a premium in the amount of $2.5 million. The unamortized balance of the premium on the LC Notes at December 31, 1999 and December 27, 1998 was $2.0 million and $2.2 million, respectively. The proceeds from the LC Notes were primarily used to fund the acquisition of LC (together, the MBW Notes and the LC Notes are the "Notes").

The Company may redeem the Notes at any time after February 15, 2002, at the redemption price together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to February 15, 2002 to redeem the Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company does not redeem the Notes or if the Change of Control occurs after February 15, 2002, the Company is required to offer to repurchase the Notes at a price equal to 101% together with accrued and unpaid interest.

On July 1, 1998, the Company issued the New Notes. The proceeds from the New Notes were used to repay senior secured debt and senior subordinated debt and pay fees and expenses related to the repayment of the debt in connection with the Refinancings.

The Company may redeem the New Notes at any time after July 1, 2003, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $70.0 million of the New Notes at any time prior to July 1, 2003 subject to certain requirements, with the cash proceeds received from one or more Subsequent Equity Offerings (as defined), at a redemption price of 108.75% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to July 1, 2003, to redeem the New Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company does not redeem the New Notes or if the Change of Control occurs after July 1, 2003, the Company is required to offer to repurchase the New Notes at a price equal to 101% together with accrued and unpaid interest.

The indentures include restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company is in default under its indentures. The Company has initiated discussions with the holders of the Notes and the New Notes to obtain consents for amendments to the indentures and waivers of past defaults thereunder.

INTEREST RATE AGREEMENTS

The Company does not use derivative financial instruments for trading or speculative purposes. In accordance with the senior bank facilities, the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Swap Agreements - At December 31, 1999, the Company was party to three interest rate swap agreements. On March 17, 1998, the Company entered into an interest rate swap agreement (the "Swap") with a notional principal amount of $150.0 million and a term of three years. The effective swap rate on March 17, 1998 was 5.81%. On November 30, 1998, the Company amended the existing Swap whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the swap is 5.37%. Under the swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 5.37% and make payments to the counterparty if the three-month LIBOR is less than 5.37%. The payments would be calculated based upon the respective notional principal amount.

On April 13, 1999, the Company entered into a three-year interest rate swap agreement ("Swap II") with a notional principal amount of $200.0 million. The applicable rate is set quarterly with the next reset date of July 1, 2000. The counterparty to the Company's Swap II is a major financial institution. Under Swap II, the Company would receive payments from the counterparty if the three-month LIBOR plus a spread of 3.25% falls below a cap rate of

8.63%. The Company would make payments to the counterparty if the three-month LIBOR plus a spread of 3.25% exceeds 10.25%.

On November 15, 1999, the Company entered into a five-year interest rate swap agreement ("Swap III") with a notional principal amount of $150.0 million. The applicable rate is set quarterly with the next reset date of June 19, 2000. The counterparty to the Company's Swap III transaction is a major financial institution. Under Swap III, the Company would receive payments from the counterparty if the three-month LIBOR exceeds 6.21% and is below 7.50%. Additionally, the Company would receive payments if the three-month LIBOR exceeds 8.25% through November 15, 2002. The Company would make payments if the three-month LIBOR is below 4.95%.

During fiscal 1999 and 1998, the Company made payments aggregating $0.7 million and $0.2 million, respectively under interest rate agreements.

Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 1999, the fair value of the Company's interest rate agreements was $2.3 million.

NOTE 10 - TRANSITION EXPENSES
-----------------------------

Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the years ended December 31, 1999 and 1998 and December 27, 1997 were approximately $11.2 million, $10.4 million and $2.1 million, respectively.


NOTE 11 - INCOME TAXES
----------------------

The Company was included in the consolidated federal income tax return of Holdings for the year ended December 27, 1997 and the six months ended June 25, 1998. State income tax returns were filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state for the year ended December 27, 1997 and the six months ended June 25, 1998. The Company filed short period federal and state returns for the six months ended December 31, 1998 and will file federal and state returns for the year ended December 31, 1999.

The provision for income taxes is summarized as follows (in thousands):

                                                                          Years Ended
                                                  -------------------------------------------------------
                                                            December 31,
                                                  ---------------------------------
                                                                           1998             December 27,
                                                      1999              As Restated              1997
                                                  -----------           -----------         -------------
        Current tax expense:
           Federal                                    $     -             $       -             $
           State                                         (547)                  (30)                    -
                                                  -----------           -----------         -------------
        Total current provision                          (547)                  (30)                    -
                                                  -----------           -----------         -------------
        Deferred tax expense:
           Federal                                       (795)                 (144)                  656
           State                                       (1,449)                  (40)                  123
                                                  -----------           -----------         -------------
        Total deferred provision                       (2,244)                 (184)                  779
                                                  -----------           -----------         -------------
        Total provision for income taxes            $  (2,791)            $    (214)            $     779
                                                  ===========           ===========         =============

Deferred tax assets (liabilities) consist of the following:


                                                                          December 31,
                                                              ------------------------------------
                                                                                          1998
                                                                   1999                As Restated
                                                              -----------             ------------
       Deferred tax assets - current:
          Accounts receivable                                    $  3,183                 $  1,860
          Incentive compensation                                        -                   20,098
          Coupon reserves                                           1,051                    1,265
          Inventory                                                 6,498                    3,072
          Accrued expenses                                          6,606                      875
                                                              -----------             ------------
       Total deferred tax assets - current                       $ 17,338                 $ 27,170
                                                              ===========             ============
       Deferred tax assets (liabilities) - non-current:
          Loss carryforwards                                     $ 73,771                 $ 42,917
          Assets held for sale                                      2,768                    2,384
          State tax credit                                          2,102                        -
          Other                                                       211                      210
          Goodwill                                                (61,277)                 (41,054)
          Depreciation                                            (15,218)                  (9,504)
                                                              -----------             ------------
       Net deferred tax asset (liability) - non-current          $  2,357                 $ (5,047)
                                                              ===========             ============

The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized.

At December 31, 1999, the Company had generated a federal net operating loss of approximately $83.5 million. The net operating loss can be used to offset future taxable income through the year 2018. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                                                          Years Ended
                                                                 --------------------------------------------------------------
                                                                                December 31,
                                                                 --------------------------------------
                                                                                              1998               December 27,
                                                                        1999               As Restated               1997
                                                                 ---------------       ----------------       -----------------
          (Benefit from) provision for
             income taxes at U.S. statutory rate                 $        (2,462)      $        (20,445)      $             685
          Increase (decrease) in tax resulting from:
             Non-deductible incentive plan expense                             -                 19,238                       -
             Non-deductible goodwill                                         851                    393                       -
             Other non-deductible expenses                                   137                    104                      13
             State taxes, net of federal benefit                          (1,317)                  (153)                     81
             Provision to return differences                                   -                    746                       -
             Change in net state tax rate                                      -                    (97)                      -
                                                                 ---------------       ----------------       -----------------
                                                                 $        (2,791)      $           (214)      $             779
                                                                 ===============       ================       =================

NOTE 12 - LEASES
----------------

The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable and expire on various dates through 2004.

Future annual minimum lease payments under these leases are summarized as follows (in thousands):

                                             Minimum
                                              Lease
           Years ending December 31,         Payments
           -------------------------       ------------
           2000                            $      1,441
           2001                                     851
           2002                                     659
           2003                                     601
           2004                                     170
           Thereafter                                 -
                                           ------------
                                           $      3,722
                                           ============

Rent expense for the years ended December 31, 1999 and 1998, and December 27, 1997 was $1.8 million, $1.0 million and $0.1 million, respectively.


NOTE 13 - SAVINGS AND BENEFIT PLANS
-----------------------------------

The Company offers a retirement savings plan to employees in the form of 401(k) and profit sharing plans. Under the 401(k) plan, dry grocery division employee contributions up to 6% of total compensation are matched 50% by the Company and frozen food division employee contributions up to 3% of total compensation are matched 100% by the Company, with vesting occurring ratably over a five year period. Profit sharing contributions of 2% of compensation are made on behalf of all employees on an annual basis. Profit sharing contributions also vest ratably over a five-year period. The Company's contributions to the 401(k) and profit sharing plans for the years ended December 31, 1999 and 1998, and December 27, 1997 were $1.1 million, $0.8 million and $0.1 million, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company maintains business relationships and engages in certain transactions as described below.

The Company entered into a Management Services Agreement, dated December 31, 1996 and terminated on July 1, 1998, with Dartford Partnership L.L.C. ("Dartford"), whose partners include Messrs. Ian R. Wilson, Ray Chung and James
B. Ardrey and Ms. M. Laurie Cummings (all are directors and/or executive officers of the Company) pursuant to which Dartford provided management oversight on financial and operational matters. The Company paid fees to Dartford in connection with this agreement totaling $1.0 million and $0.8 million for the years ended December 31, 1998 and December 27, 1997, respectively. The annual management fee was $0.6 million prior to the acquisition of LC, $0.9 million after the acquisition of LC but before the acquisition of DH and $2.0 million after the acquisition of DH.

The Company entered into an Advisory Services Agreement, dated December 31, 1996 which terminated on July 1, 1998, with McCown De Leeuw & Co. III, L.P. ("MDC") whose general partners and principal included Mr. David E. De Leeuw, Mr. George
E. McCown (both directors of the Company) and Mr. Steven A. Zuckerman (a former director of the Company) pursuant to which MDC provided certain advisory functions. The Company paid fees to MDC in connection with this agreement totaling $0.3 million for each of the years ended December 31, 1998 and December 27, 1997. The annual advisory fee was $0.2 million prior to the acquisition of LC, $0.3 million after the acquisition of LC but before the acquisition of DH and $0.7 million after the acquisition of DH.

In connection with the acquisitions of MBW, LC and DH the Company paid to certain members of MBW LLC, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions and related financings. The aggregate amount paid to certain members of MBW LLC for the years ended December 31, 1998 and December 27, 1997 was $4.0 million and $4.7 million, respectively, and was funded by the proceeds of the financings. Of this amount, $0.0 and $1.2 million was paid to Dartford; $0.0 and $0.3 million in total was paid to Mr. Thomas J. Ferraro (President, Dry Grocery Division) and Mr. C. Gary Willett (Executive Vice President, Dry Grocery Division); $3.0 million and $2.7 million was paid to MDC; and $1.0 million and $0.5 million was paid to Fenway Partners Capital Fund, L.P. ("Fenway"), whose partners include Mr. Peter Lamm, Mr. Andrea Geisser and Mr. Richard C. Dresdale (all directors of the Company) in 1998 and 1997, respectively. The fee amounts were negotiated among the equity investors.

Each of Fenway, MDC and Dartford earned $1.5 million; UBS Capital LLC, whose president is Mr. Charles J. Delaney (a director of the Company), earned $0.2 million; and each of Tiger Oats Limited, whose directors include Mr. Clive A. Apsey (a director of the Company), and the California Public Employees Retirement System, who granted the right to vote all of the public shares of common stock of the Company it holds to MDC under an irrevocable proxy, earned $0.1 million in fees in connection with the Contribution transaction.

In connection with the acquisition of Lender's, the Company paid each of Fenway, MDC and Dartford $0.9 million as fees for services rendered in connection with the acquisition and related financing.

The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Fenway, MDC, and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. The Dartford agreement was terminated upon the resignation of Ian Wilson on February 17, 2000. The acquisition price is defined as the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

The Company paid Dartford $0.8 million in 1999 and $0.4 million in 1998 as reimbursement of corporate headquarters expenses. Such expenses include staff salaries, miscellaneous office expenses related to the administration of the Company's corporate headquarters, and rent for the space leased by Dartford and used by the Company as its corporate headquarters.

On December 31, 1996 and January 16, 1998, Mr. Ferraro, executed promissory notes in the amount of $60,000 and $131,000, respectively, in favor of the Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 and January 16, 2001. Interest is due and payable quarterly at the rate of 8% per annum and there are required annual principal payments. The aggregate balance outstanding on his promissory notes as of December 31, 1999 and 1998 was $107,334 and $151,000, respectively.

On September 19, 1995, Mr. Ellinwood, executed a promissory note in the amount of $125,000 in favor of VDK to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in VDK LLC. The promissory note matured March 31, 1999. Interest was due and payable quarterly at the rate of 8.5% per annum. The balance outstanding on his promissory note as of December 31, 1999 and 1998 was $0 and $41,666, respectively.


NOTE 15 - INCENTIVE PLAN EXPENSE
--------------------------------

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

VDK INCENTIVE PLAN

VDK LLC provided a compensation arrangement (the "VDK Plan") as a means by which certain key employees and other specifically designated persons ("VDK Covered Employees") of VDK and/or affiliated with VDK, were given an opportunity to benefit from appreciation in the equity value of VDK. Under the VDK Plan, VDK Covered Employees were issued a specific class of limited liability company member units and/or performance-based units (collectively, "VDK Management Units"), at a nominal value, as a means to participate in the appreciation of the equity value of VDK. The VDK Management Units were subject to vesting requirement based on terms of employment or other factors.

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

VDK LLC (or the Company as described below) satisfied its liability by distributing a fixed number of shares of Common Stock of the Company upon the dissolution of VDK LLC, based on the valuation of the VDK Management Units at the initial public offering price of the Company's Common Stock.

The VDK Plan provides for tax gross-up payments on certain distributions. Because the Company received the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit exceeded the amount of the tax gross-up payments, the Company recorded the $11.8 million liability for the tax gross-up payments due. The tax benefit of the tax gross-up payment and related distributions of $17.1 million, which more than offset the gross-up payments, was recorded to income tax expense and as a deferred tax asset.

To facilitate payment of the tax gross-up obligation and recognition of related tax benefits, VDK adopted a new incentive plan (the "New VDK Plan" and together with the VDK Plan, the "VDK Plans"), which was assumed by the Company in connection with the Contribution. Under the New VDK Plan, the Company was obligated to distribute no later than July 1, 1999 1,801,769 shares of the Company's Common Stock to VDK Covered Employees who were granted certain types of VDK Management Units under the VDK Plan. The issuance of such shares (the "MC Shares") did not increase the number of outstanding shares of Common Stock because the Company's obligations to issue the MC Shares was contingent upon the Company's receiving from VDK LLC, as a contribution, a number of shares of the Company's Common Stock owned by VDK LLC equal to the number of MC Shares. The Company had no obligation to issue MC Shares unless it received a contribution of an equal number of shares from VDK LLC. VDK LLC was obligated to contribute such shares to the Company after the closing of the Equity Offerings. The Company's obligation to make the tax gross-up payments referred to above was subject to the Company being allowed a deduction for federal income tax purposes with respect to the payment of the MC Shares and tax gross-up payment. On July 1, 1999, the Company satisfied its liability under the VDK Plans by distributing shares of the Company's Common Stock and paying the associated tax gross-up liability.


NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES
------------------------------------------------

LITIGATION

As of April 13, 2000, the Company has been served with thirteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between October 28, 1999 and February 18, 2000. The Company believes that additional purported class action lawsuits similar to those described above have been or may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

Pursuant to the Company's articles of incorporation, and certain of its contractual obligations, the Company has agreed to indemnify its officers and directors under certain circumstances against claims arising from the lawsuits. The Company may be obligated to indemnify certain of its officers and directors for the costs they may incur as a result of the lawsuits.

While it is not feasible to predict or determine the final outcome of these or similar proceedings, or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the company's financial position, results of operations and cash flow.

The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition or results of operations.

PURCHASE COMMITMENTS

The Company has entered into manufacturing contracts, which require minimum annual production orders. The minimum annual production orders for all contracts through the year 2002 are 5.8 million cases of product. This volume represents substantially less than the Company's current production requirements.


NOTE 17 - STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS
--------------------------------------------------------

The Company has a stock option plan and an employee stock purchase plan as described below. The Company applies APB 25 and its related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

The Company has adopted a stock option plan, the 1998 Long Term Incentive Plan (the "1998 Option Plan"). Under the 1998 Option Plan, the Company is authorized to grant both incentive and non-qualified stock options to purchase common stock up to an aggregate amount of 3,500,000 shares, of which 1,207,350 shares remained available as of December 31, 1999. No incentive stock options may be granted with an exercise price less than fair market value of the stock on the date of grant; non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant. Options are generally granted with a term of ten years and vest ratably over three years beginning on either the first or third anniversary of the date of grant. A summary of the activity under the 1998 Option Plan is as follows:

                                                            Weighted
                                                             Average
                                          Options        Exercise Price      Options
                                        Outstanding         per Share        Vested
                                                         --------------      -------
          December 31, 1997..........            -               $    -            -
            Granted                      2,031,900                20.91            -
            Vested                               -                    -            -
            Forfeited                      (30,250)               20.91            -
                                         ---------
          December 31, 1998..........    2,001,650                20.91            -
            Granted                        206,750                15.30            -
            Vested                               -                    -      667,200
            Forfeited                      (58,379)               15.30       (9,700)
                                         ---------                           -------
          December 31, 1999..........    2,204,021                19.99      657,500
                                         =========                           =======

For the purposes of calculating compensation cost under SFAS 123, the minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 0.30, a risk-free interest rate of 6.5% and expected option lives of three to five years. Had the minimum value of the options been calculated in accordance with SFAS 123, net loss available to common stockholders in 1999 and 1998 would have been $5.7 million and $69.9 million, respectively, and the loss per diluted share would have been $0.09 and $1.31, respectively.

The Company has adopted a stock purchase plan, the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") covering an aggregate of 200,000 shares of common stock. Under the 1998 Purchase Plan, eligible employees have the right to purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the date of purchase. Purchases are made from accumulated payroll deductions of up to 15% of such employee's earnings. During the year ended December 31, 1999, 33,638 shares were purchased under the 1998 Purchase Plan at a weighted average price of $10.87 per share.

NOTE 18 - EARNINGS PER SHARE
----------------------------

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

The table below summarizes the numerator and denominator for the basic and diluted earnings per share calculations (in thousands except per share amounts):

                                                                     Years Ended
                                                ------------------------------------------------------------------
                                                            December 31,
                                                ----------------------------------------
                                                                              1998                  December 27,
                                                       1999               As Restated                   1997
                                                ----------------     -------------------        ------------------
Numerator:
Net income (loss) before extraordinary loss     $         (4,449)    $           (59,918)       $            1,235
Extraordinary loss, net of tax                                 -                   9,211                         -
                                                ----------------     -------------------        ------------------
Net income (loss)                               $         (4,449)    $           (69,129)       $            1,235
                                                ================     ===================        ==================

Denominator - Basic shares:
Average common shares outstanding                         67,023                  53,541                    29,053
                                                ----------------     -------------------        ------------------
Basic earnings (loss) per share                 $          (0.07)    $             (1.29)       $             0.04
                                                ================     ===================        ==================

Denominator - Diluted shares:
Average common shares outstanding                         67,023                  53,541                    29,053
Dilutive effect of common stock equivalents                    -                       -                         -
                                                ----------------     -------------------        ------------------
Total diluted shares                                      67,023                  53,541                    29,053
                                                ----------------     -------------------        ------------------
Diluted earnings (loss) per share               $          (0.07)    $             (1.29)       $             0.04
                                                ================     ===================        ==================

NOTE 19 - SEGMENT INFORMATION
-----------------------------

The Company manages its businesses in two operating segments: dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast, Celeste(R) brand frozen pizza products, Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products.

The following table presents a summary of operations by segment (in thousands):

                                                        Years Ended
                                       -----------------------------------------------
                                              December 31,
                                       ----------------------------
                                                           1998           December 27,
                                          1999          As Restated           1997
                                       ----------       -----------       ------------
        Net sales
          Dry grocery                  $  471,485       $   505,328       $    143,020
          Frozen food                     523,933           279,229                  -
                                       ----------       -----------       ------------
          Total                        $  995,418       $   784,557       $    143,020
                                       ==========       ===========       ============

        Operating income
          Dry grocery                  $   43,400       $   (2,998)       $     23,398
          Frozen food                      20,661             9,490                  -
                                       ----------       -----------       ------------
          Total                        $   64,061       $     6,492       $     23,398
                                       ==========       ===========       ============

        Total assets
          Dry grocery                  $  890,927       $   899,538       $    372,739
          Frozen food                     960,189           558,904                  -
                                       ----------       -----------       ------------
          Total                        $1,851,116       $ 1,448,442       $    372,739
                                       ==========       ===========       ============

        Depreciation and amortization
          Dry grocery                  $   27,458       $    25,258       $     10,057
          Frozen food                      27,990            16,609                  -
                                       ----------       -----------       ------------
          Total                        $   55,448       $    41,867       $     10,057
                                       ==========       ===========       ============

        Capital expenditures
          Dry grocery                  $   14,477       $    24,649       $      2,411
          Frozen food                      10,804            14,061                  -
                                       ----------       -----------       ------------
          Total                        $   25,281       $    38,710       $      2,411
                                       ==========       ===========       ============

NOTE 20 - RESTATEMENT
---------------------

As described in Note 1, the December 31, 1998 financial statements have been restated. A summary of the effects of the restatement follows (in thousands, except per share data):

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   December 31, 1998
                                                                     -------------------------------------------
                                                                       As Previously
                                                                          Reported                As Restated
                                                                     -----------------        ------------------
Net sales                                                                     $789,193                  $784,557
Cost of goods sold                                                             317,547                   318,935
                                                                     -----------------        ------------------
     Gross profit                                                              471,646                   465,622
                                                                     -----------------        ------------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                 74,703                    77,553
     Trade promotions                                                          173,467                   201,926
     Consumer marketing                                                         56,683                    56,699
                                                                     -----------------        ------------------
Total brokerage, distribution and marketing expenses                           304,853                   336,178

Amortization of goodwill and other intangibles                                  30,048                    30,048
Selling, general and administrative expenses                                    25,043                    25,955
Incentive plan expense                                                          56,583                    56,583
Transition expenses                                                             10,357                    10,366
                                                                     -----------------        ------------------
Total operating expenses                                                       426,884                   459,130
                                                                     -----------------        ------------------
     Operating income                                                           44,762                     6,492

Interest expense, net                                                           64,487                    64,493
Amortization of deferred financing expense                                       1,872                     1,872
Other bank and financing expenses                                                  263                       259
                                                                     -----------------        ------------------
     Loss before income taxes and extraordinary loss                           (21,860)                  (60,132)

Income tax expense (benefit)                                                    14,306                      (214)
                                                                     -----------------        ------------------
     Net loss before extraordinary loss                                        (36,166)                  (59,918)

Extraordinary loss on early extinguishment of debt,
   net of tax                                                                    9,211                     9,211
                                                                     -----------------        ------------------
     Net loss                                                                 $(45,377)                 $(69,129)
                                                                     =================        ==================
Basic and diluted loss per share before
   extraordinary loss                                                         $  (0.68)                 $  (1.12)
Extraordinary loss per share                                                      0.17                      0.17
                                                                     -----------------        ------------------
Basic and diluted loss per share                                              $  (0.85)                 $  (1.29)
                                                                     =================        ==================

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31, 1998
                                                                                  ------------------------------------------------
                                                                                    As previously
                                                                                       reported                     As restated
                                                                                  -----------------               ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $      354                    $      354
     Accounts receivable, net                                                                 86,539                        82,093
     Inventories                                                                              76,674                        77,331
     Prepaid expenses and other assets                                                         6,517                         6,850
     Asset held for sale                                                                       3,000                             -
     Current deferred tax assets                                                               8,251                        27,170
                                                                                   -----------------               ---------------
          Total current assets                                                               181,335                       193,798

Property, plant and equipment, net                                                           153,167                       152,085
Goodwill and other intangible assets, net                                                  1,072,760                     1,072,759
Asset held for sale                                                                                -                         3,000
Other assets                                                                                  26,620                        26,800
                                                                                   -----------------               ---------------
          Total assets                                                                    $1,433,882                    $1,448,442
                                                                                   =================               ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                          $   20,000                    $   20,000
     Senior secured revolving debt facility                                                   85,850                        85,850
     Accounts payable                                                                         59,078                        59,395
     Accrued liabilities                                                                      49,836                        83,433
                                                                                   -----------------               ---------------
          Total current liabilities                                                          214,764                       248,678

Non-current deferred tax liabilities                                                             649                         5,047
Other liabilities                                                                             12,372                        12,372
Long-term debt                                                                               602,242                       602,242
                                                                                   -----------------               ---------------
          Total liabilities                                                                  830,027                       868,339
                                                                                   -----------------               ---------------
Stockholders' equity:
     Preferred stock                                                                               -                             -
     Common stock                                                                                670                           670
     Paid-in capital                                                                         647,889                       647,889
     Promissory notes                                                                           (562)                         (562)
     Accumulated deficit                                                                     (44,142)                      (67,894)
                                                                                   -----------------               ---------------
          Total stockholders' equity                                                         603,855                       580,103
                                                                                   -----------------               ---------------
          Total liabilities and stockholders' equity                                      $1,433,882                    $1,448,442
                                                                                   =================               ===============

NOTE 21- QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------
As described in Note 1, the unaudited quarterly information for the three months ended September 30, 1998, March 31, 1999, June 30 1999 and September 30, 1999 have been restated.

Unaudited quarterly financial data for the years ended December 31, 1999 and 1998 are as follows (in thousands, except per share data):


                                                                         Three months ended
                                -------------------------------------------------------------------------------------------
                                            March 31                       June 30                      September 30
                                -------------------------------------------------------------------------------------------
                                      As                              As                             As
                                  previously                      previously                     previously
                                   reported        As restated     reported     As restated       reported      As restated
                                --------------     -----------    ----------    -----------     ------------    -----------
Year ended December 31, 1999:
Net sales                             $261,050        $254,264      $221,711       $214,034         $238,275       $231,896
Gross profit                           156,922         149,561       134,342        122,804          137,305        130,360
Operating income                        27,971          15,729        29,429         10,878           35,465         22,966
Adjusted operating income (1)           32,243          20,005        32,500         14,015           37,601         24,633
Net income (loss)                        7,830             482         7,953         (3,730)          11,168          3,827
Basic earnings (loss) per
   share                                  0.12            0.01          0.12          (0.06)            0.17           0.06
Diluted earnings (loss) per
   share                                  0.12            0.01          0.12          (0.06)            0.17           0.06
Adjusted basic earnings
   (loss) per share (2)                   0.16            0.16          0.15          (0.03)            0.19           0.07


Year ended December 31, 1998:
Net sales                             $ 89,385             N/A      $199,813            N/A         $220,368       $218,768
Gross profit                            51,651             N/A       118,070            N/A          131,104        128,794
Operating income (loss)                (50,138)            N/A        25,562            N/A           28,215         11,149
Adjusted operating income (1)           11,788             N/A        24,667            N/A           29,484         12,416
Income (loss) before
   extraordinary item                  (62,956)            N/A         3,230            N/A            8,103         (4,669)
Net income (loss)                      (64,832)            N/A         3,230            N/A              654        (12,118)
Basic earnings (loss) per
   share                                 (1.20)            N/A          0.06            N/A             0.01          (0.18)
Diluted earnings (loss) per
   share                                 (1.20)            N/A          0.06            N/A             0.01          (0.18)
Adjusted basic earnings
   (loss) per share (2)                   0.08             N/A          0.03            N/A             0.12          (0.06)



                              ----------------------------
                                        December 31
                               ---------------------------
                                    As
                                 previously
                                 reported      As restated
Year ended December 31, 1999:
Net sales                         $295,224             N/A
Gross profit                       167,757             N/A
Operating income                    14,487             N/A
Adjusted operating income (1)       16,576             N/A
Net income (loss)                   (5,030)            N/A
Basic earnings (loss) per
   share                             (0.08)            N/A
Diluted earnings (loss) per
   share                             (0.08)            N/A
Adjusted basic earnings
   (loss) per share (2)              (0.06)            N/A

Year ended December 31, 1998:
Net sales                         $279,627        $276,591
Gross profit                       170,821         167,107
Operating income (loss)             41,123          19,919
Adjusted operating income (1)       45,763          24,570
Income (loss) before
   extraordinary item               15,457           4,477
Net income (loss)                   15,571           4,591
Basic earnings (loss) per
   share                              0.28            0.07
Diluted earnings (loss) per
   share                              0.28            0.07
Adjusted basic earnings
   (loss) per share (2)               0.28            0.11

/(1)/ Adjusted operating income is defined as operating income plus incentive plan expense and transition expenses for the respective quarters.

/(2)/  Adjusted basic earnings (loss) per share is defined as basic earnings
       (loss) per share plus the after-tax effect of incentive plan expense, transition expenses and extraordinary items for the respective quarters.

NOTE 22 - CONDENSED FINANCIAL STATEMENTS OF SUBSIDIARY
------------------------------------------------------

Seacoast is a guarantor under the debt agreements. As a result, the condensed financial statements as of December 31, 1999, and for the period from acquisition (April 1, 1999) to December 31, 1999, are included below:

                            SEA COAST FOODS, INC.
                                 BALANCE SHEET
                             (dollars in thousands)


                                                    December 31,
                                                        1999
                                                    ------------
ASSETS
Current assets:
  Accounts receivable (net of allowance of $299)         $ 4,889
  Inventories                                             12,445
  Current deferred tax asset                                  62
  Prepaid expenses                                           116
                                                         -------
     Total current assets                                 17,512

  Property, plant and equipment, net                         107
                                                         -------
     Total assets                                        $17,619
                                                         =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                       $ 2,742
  Accrued expenses                                         1,329
  Income taxes payable                                     3,027
                                                         -------
     Total current liabilities                             7,098

Due to parent                                              1,062
                                                         -------
     Total liabilities                                     8,160
                                                         -------

Stockholder's equity:
  Common stock                                                 1
  Paid-in capital                                            200
  Retained earnings                                        9,258
                                                         -------
     Total stockholder's equity                            9,459
                                                         -------
     Total liabilities and stockholder's equity          $17,619
                                                         =======

                             SEA COAST FOODS, INC.
                            STATEMENT OF OPERATIONS
                             (dollars in thousands)



                                                       Nine months
                                                          ended
                                                       December 31,
                                                           1999
                                                       ------------
Net sales                                                   $52,123
Cost of goods sold                                           28,918
                                                            -------

  Gross profit                                               23,205
                                                            -------

Brokerage, distribution and marketing expense:
  Brokerage and distribution                                  5,665
  Trade promotions                                            7,463
  Consumer marketing                                            573
                                                            -------

Total brokerage, distribution and marketing expense          13,701

Selling, general and administrative                           1,937
                                                            -------

Total operating expense                                      15,638
                                                            -------

  Operating income                                            7,567

Income tax expense                                            3,027
                                                            -------

     Net income                                             $ 4,540
                                                            =======

                             SEA COAST FOODS, INC.
                            STATEMENT OF CASH FLOWS
                            (dollars in thousands)

                                                                                            Nine months
                                                                                              ended
                                                                                            December 31
                                                                                               1999
                                                                                            -----------
Cash flows from operating activities:

  Net income                                                                                   $ 4,540

  Adjustments to reconcile net income to cash used in operating activities:
     Depreciation and amortization                                                                  25

     Change in assets and liabilities;
       Decrease in receivables                                                                   2,725
       Increase in inventories                                                                  (5,568)
       Increase in prepaid expenses and other assets                                                (1)
       Decrease in accounts payable                                                             (5,475)
       Income taxes payable                                                                      3,027
       Decrease in accrued expenses                                                               (335)
                                                                                            ----------

Net cash used in operating activities                                                           (1,062)
                                                                                            ----------

Cash flows from financing activities:

  Intercompany borrowings                                                                        1,062
                                                                                            ----------

Net cash provided from financing activities                                                      1,062
                                                                                            ----------
Net change in cash                                                                                   -
Beginning cash and cash equivalents                                                                  -
                                                                                            ----------

Ending cash and cash equivalents                                                              $      -
                                                                                            ==========

                                                                     Schedule II
                                                                     -----------

                               Aurora Foods Inc.
                               -----------------

                       Valuation and Qualifying Accounts
                       ---------------------------------

                                                                     Additions
                                                        -----------------------------------
                                        Balance at        Charged to          Charged to                            Balance at
                                         Beginning         Costs and            Other                                  End
            Description                  of Period         Expenses           Accounts         Deductions/(1)/      of Period
-----------------------------------   ----------------  ----------------  -----------------  -------------------  ----------------
Year ended December 27, 1997
Allowance for doubtful accounts               $      -          $140,000           $      -             $      -          $140,000
                                      ================  ================  =================  ===================  ================

Year ended December 31, 1998
Allowance for doubtful accounts               $140,000          $202,000           $419,000             $(91,000)         $670,000
                                      ================  ================  =================  ===================  ================

Year ended December 31, 1999
Allowance for doubtful accounts               $670,000        $1,005,000           $ 33,000            $(396,000)       $1,312,000
                                      ================  ================  =================  ===================  ================

/(1)/   Accounts receivable written off.

Exhibit
Number    Exhibit
------    -------

2.1 Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW Acquisition Corp.) and Conopco, Inc., as amended. (Incorporated by reference to
          Exhibit 2.1 to Aurora Foods Inc.'s Form S-4 filed on August 21, 1997, File No. 333-24715 ("Aurora S-4")).

2.2 Asset Purchase Agreement, dated as of March 7, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to
          Exhibit 2.2 to the Aurora S-4).

2.3 Asset Purchase Agreement, dated as of November 26, 1997, by and between Aurora Foods Inc. and The Procter & Gamble Company. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form 8-K filed on January 30, 1998 (the "Form 8-K")).

2.4 Merger Agreement, dated as of June 22, 1998, between the Aurora Foods Inc. and A Foods Inc. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc.'s Form S-1 filed on April 22, 1998, as amended, File No. 338-50681 (the "S-1")).

2.5 Merger Agreement, dated as of June 25, 1998, among Aurora Foods Holdings Inc., AurFoods Operating Co. Inc., VDK Holdings, Inc., Van de Kamp's, Inc. and A Foods Inc. (Incorporated by reference to Exhibit
          2.2 to the S-1).

2.6 Certificate of Merger, dated June 23, 1998, of Aurora Foods Inc. with and into A Foods Inc. (Incorporated by reference to Exhibit 2.14 to the S-1).

2.7 Amendment to Asset Purchase Agreement, dated as of February 13, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

2.8 Asset Purchase Agreement, dated as of February 3, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to
          Exhibit 2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

2.9 Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of July 9, 1996, between Van de Kamp's, Inc. and the Quaker Oats Company ("Quaker Oats"). (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.10 Asset Purchase and Sales Agreement, dated as of May 15, 1996 between Van de Kamp's, Inc. and Quaker Oats. (Incorporated by reference to
          Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

2.11 Asset Purchase and Sale Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell"). (Incorporated by reference to the text of which and Exhibits to which are incorporated by reference to Exhibit
          2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedule of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated May 6, 1996).

2.12 Asset Purchase Agreement, dated as of January 17, 1996, between Van de Kamp's, Inc. and Shellfish. (Incorporated by reference to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20,
          1996).

2.13 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de Kamp's S-4")).

2.14 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.1 to the Van de Kamp's S-4).

2.15 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey (Incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 1999).

2.16 Asset Purchase Agreement Dated September 24, 1999 between Aurora Foods Inc. and The Eggo Company (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. 8-K dated November 1, 1999).

3.1 Certificate of Incorporation of A Foods Inc., filed with the Secretary of State of the State of Delaware on June 19, 1998. (Incorporated by reference to Exhibit 3.1 to the S-1).

3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to exhibit 3.2 to the S-1).

4.1 Indenture dated as of February 10, 1997, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit
          4.1 to the Aurora S-4).

4.2 Specimen Certificate of 9 7/8% Series B Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

4.3 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Indenture (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

4.4 Indenture dated as of July 1, 1997, governing the 9 7/8% Series D Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company (the "Series D Indenture"). (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

4.5 Specimen Certificate of 9 7/8% Series D Senior Subordinated Notes due 2007 (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.3 to the Aurora S-4).

4.6 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-
          4).

4.7 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-1).


4.8 Indenture dated as of July 1, 1998, governing the 8 3/4% Senior Subordinated Notes due 2008 by and between Aurora Foods Inc. and Wilmington Trust Company (Incorporated by reference to Exhibit 4.13 to the S-1).

4.9       Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008.

4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.11 Supplemental Indenture, governing the 9 7/8% Series D Senior Subordinated Notes due 2007, dated as of April 1, 1999, among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee

4.12 Supplemental Indenture, governing the 9 7/8% Series C Senior Subordinated Notes due 2007, dated as of April 1, 1999, among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee

4.13 Supplemental Indenture, governing the 8 3/4% Senior Subordinated Notes due 2008, dated as of April 1, 1999, among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee

10.1 VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to S-1).

10.2 Purchase Agreement, dated February 5, 1997, by and between Aurora Foods Inc. and Chase Securities, Inc. (Incorporated by reference to
          Exhibit 1.1 to the Aurora S-4).

10.3 * Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro (Incorporated by reference to
          Exhibit 10.5 to the Aurora S-4).

10.4 * Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to
          Exhibit 10.6 to the Aurora S-4).

10.5 License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp's S-4).

10.6 License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp's Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp's S-4).

10.7 Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (Incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

10.8 First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to
          Exhibit 10.16 to Aurora Foods Inc.'s Form 10-K, filed on March 27, 1998 (the "Aurora 10-K")).

10.9 Production Agreement, dated November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).

10.10 * Amendment No. 1 to Ferraro Employment Agreement, dated as of January 1, 1998, between Aurora Foods Inc. and Thomas J. Ferraro. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.11 * Amendment No. 1 to Willett Employment Agreement, dated as of January 1, 1998, between C. Gary Willett and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.13 to the S-1).

10.12 * Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.13 * Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.14 * Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.15 * Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.16 * Amendment No. 1 to Ellinwood Amended and Restated Employment Agreement, dated as of January 1, 1998, between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

10.17 * Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.16 to the S-1).

10.18 * Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incorporated by reference to Exhibit 10.17 to the S-1).

10.19 Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
          10.32 to the S-1).

10.20 * Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit 10.33 to the S-1).

10.21 * Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

10.22 * Advisory Agreement, made as of April 8, 1998, between Fenway Partners, Inc. and Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

10.23 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.24 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

10.25 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.26 Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.52 to the S-1).

10.27 Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.53 to the S-1).

10.28 Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
          10.54 to the S-1).

10.29 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.30 Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.31 *   1998 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.32 Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

10.33 *   1998 Long Term Incentive Plan (Incorporated by reference to Exhibit
          10.50 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.34 Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. 8-K dated November 1, 1999).

10.35 Collective Bargaining Agreement between Lender's Bagel Bakery and Bakery, Confectionery and Tobacco Workers of America Local # 429 - September 1, 1998 to August 31, 2001.

21.1      Subsidiary of Aurora Foods Inc.

23.1      Consent of PricewaterhouseCoopers LLP

27.1 Financial Data Schedule for the period ended December 31, 1999 including Restated Financial Data Schedule for the period ended December 31, 1998 submitted to the Securities and Exchange Commission in electronic format.

*Represents management contracts or compensatory plans or arrangements