Form 10-Q
period 2000-03-31
AURORA FOODS INC /DE/
filed 2000-05-15
CIK 1060024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended March 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from             to

                        Commission file number 333-50681

                               ----------------

                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                      194-3303521
       (State or Other Jurisdiction of                         (IRS Employer
       Incorporation or Organization)                       Identification No.)

                         1000 Union Station, Suite 300
                              St. Louis, MO 63103
          (Address of Principal Executive Office, Including Zip Code)

                                 (314) 241-0303
              (Registrant's Telephone Number, Including Area Code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 Or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the Latest practicable date.

                                                                       Shares
                                                                    Outstanding
                                                                    May 12, 2000
                                                                    ------------
   Common stock, $0.01 par value...................................  67,049,811

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

See pages 2 through 19.

                               AURORA FOODS INC.

                                 BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents........................... $      659    $      315
  Accounts receivable (net of $1,663 and $1,311
   allowance, respectively)...........................    103,826        96,332
  Inventories ........................................    118,950       123,967
  Prepaid expenses and other assets...................     23,165        21,876
  Current deferred tax assets.........................     17,338        17,338
                                                       ----------    ----------
    Total current assets..............................    263,938       259,828
  Property, plant and equipment, net..................    255,059       257,443
  Deferred tax asset..................................      9,792         2,357
  Goodwill and other intangible assets, net...........  1,294,358     1,294,995
  Asset held for sale.................................        800           800
  Other assets........................................     36,017        35,693
                                                       ----------    ----------
    Total assets...................................... $1,859,964    $1,851,116
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------
Current liabilities:
  Senior secured term debt............................ $  565,812    $  571,571
  Senior secured revolving debt facility..............    170,600       105,600
  Senior subordinated notes...........................    402,000       402,049
  Accounts payable....................................     51,569        87,942
  Accrued liabilities.................................    107,266       105,192
                                                       ----------    ----------
    Total current liabilities.........................  1,297,247     1,272,354
  Other liabilities...................................      2,260         2,504
                                                       ----------    ----------
    Total liabilities.................................  1,299,507     1,274,858
                                                       ----------    ----------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares
   authorized; no shares issued or outstanding........        --            --
  Common stock, $0.01 par value; 250,000,000 shares
   authorized; 67,049,811 shares issued and
   outstanding........................................        670           670
  Paid-in capital.....................................    648,254       648,254
  Promissory notes....................................       (323)         (323)
  Accumulated deficit.................................    (88,144)      (72,343)
                                                       ----------    ----------
    Total stockholders' equity........................    560,457       576,258
                                                       ----------    ----------
    Total liabilities and stockholders' equity........ $1,859,964    $1,851,116
                                                       ==========    ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                        -----------------------
                                                         March      March 31,
                                                        31, 2000      1999
                                                        --------  -------------
                                                                  (as restated)
Net sales.............................................. $322,748    $254,264
Cost of goods sold.....................................  138,402     104,703
                                                        --------    --------
  Gross profit.........................................  184,346     149,561
                                                        --------    --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution...........................   38,733      21,930
  Trade promotions.....................................   77,745      69,508
  Consumer marketing...................................   32,160      21,677
                                                        --------    --------
Total brokerage, distribution and marketing expenses...  148,638     113,115
Amortization of goodwill and other intangibles.........   10,751       8,872
Selling, general and administrative expenses...........   12,061       7,568
Other financial, legal and accounting expenses.........    9,601         --
Transition expenses....................................    1,365       4,277
                                                        --------    --------
Total operating expenses...............................  182,416     133,832
                                                        --------    --------
  Operating income.....................................    1,930      15,729
Interest expense, net..................................   24,371      14,582
Amortization of deferred financing expense.............      708         396
Other bank and financing expenses......................       87          52
                                                        --------    --------
  Income (loss) before income taxes....................  (23,236)        699
Income tax expense (benefit)...........................   (7,435)        217
                                                        --------    --------
  Net income (loss).................................... $(15,801)   $    482
                                                        ========    ========
Basic and diluted income (loss) per share.............. $  (0.24)   $   0.01
                                                        ========    ========
Weighted average number of shares outstanding..........   67,050      67,016
                                                        ========    ========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                         Common Stock
                         -------------
                                       Additional
                                        Paid-in   Promissory Accumulated
                         Shares Amount  Capital     Notes      Deficit    Total
                         ------ ------ ---------- ---------- ----------- --------
Balance at December 31,
 1999................... 67,050  $670   $648,254    $(323)    $(72,343)  $576,258
Net loss................    --    --         --       --       (15,801)   (15,801)
                         ------  ----   --------    -----     --------   --------
Balance at March 31,
 2000................... 67,050  $670   $648,254    $(323)    $(88,144)  $560,457
                         ======  ====   ========    =====     ========   ========



                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Three Months Ended
                                                        -----------------------
                                                         March      March 31,
                                                        31, 2000      1999
                                                        --------  -------------
                                                                  (as restated)
Cash flows from operating activities:
 Net income (loss)..................................... $(15,801)   $    482
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization........................   17,484      12,148
  Deferred income taxes................................   (7,435)        217
  Change in assets and liabilities, net of effects of
   businesses acquired:
   Increase in accounts receivable.....................   (7,494)     (2,647)
   Decrease in inventories.............................    5,016       4,020
   Increase in prepaid expenses and other assets.......   (1,373)     (6,550)
   Increase (decrease) in accounts payable.............  (36,572)        451
   Decrease in accrued liabilities.....................   (7,134)     (9,058)
   Decrease in other noncurrent liabilities............     (244)        --
                                                        --------    --------
    Net cash used in operating activities..............  (53,553)       (937)
                                                        --------    --------
Cash flows from investing activities:
 Additions to property, plant and equipment............   (3,536)     (6,404)
 Changes to other non-current assets and liabilities...   (1,640)     (1,648)
 Payment for acquisition of business...................      (36)    (15,280)
                                                        --------    --------
    Net cash used in investing activities..............   (5,212)    (23,332)
                                                        --------    --------
Cash flows from financing activities:
  Proceeds from senior secured revolving and term
   debt................................................   65,000      29,150
  Repayment of borrowings..............................   (5,759)     (5,000)
  Capital contributions, net of officer promissory
   notes...............................................      --           17
  Debt issuance and equity raising costs...............     (132)        --
                                                        --------    --------
    Net cash provided by financing activities..........   59,109      24,167
                                                        --------    --------
Increase (decrease) in cash and cash equivalents.......      344        (102)
Cash and cash equivalents, beginning of period.........      315         354
                                                        --------    --------
Cash and cash equivalents, end of period............... $    659    $    252
                                                        ========    ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

Restatements

   Prior to the issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three months ended March 31, 1999, have been included in the condensed consolidated financial statements included herein.

   For the three months ended March 31, 1999, these misstatements primarily understated trade promotions expense by $8.1 million, overstated net sales by $6.8 million, overstated brokerage and distribution expense by $2.7 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.9 million.

   A summary of the effects of the restatement is set forth in Note 9.

   The restatements are a result of an investigation conducted by a special committee (the "Special Committee") formed by the Company's Board of Directors. The Special Committee retained legal counsel, which retained an independent accounting firm to assist in the investigation. The Board of Directors has determined that the Special Committee's role in the investigation has been concluded. All further matters related to this investigation will be addressed by the Board of Directors. The Company has been incurring, and continues to incur, charges in connection with investigating these matters. In addition, as a result of the restatements, the Company was in default of a number of provisions of its credit agreement and is in default under its senior subordinated notes indentures (see Note 5). The Company has been incurring, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its defaults and other charges related to amending its financing facilities. These charges are expensed when incurred and reflected in the Company's statements of operations.

Interim Financial Statements

   The interim financial statements of the Company, included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

   For further information, reference should be made to the financial statements of the Company and notes thereto included in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1999.

The Company

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

   On November 1, 1999, the Company acquired all the assets and certain liabilities of the Lender's Bagel business ("Lender's") for a purchase price of $275.5 million from The Eggo Company, a subsidiary of the Kellogg Company ("Kellogg's"). Concurrently with the acquisition of Lender's, the Company borrowed $275.0 million of senior secured term debt under its senior credit facilities.

   The Company has acquired premium, well recognized brands with strong brand equity that have been undermarketed and undermanaged in recent years and have become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them focus, strategic direction, marketing resources and a dedicated sales and marketing organization. The Company then sustains the growth of the brands with high levels of marketing support directed towards consumer promotions, new products and new packaging. Each of the Company's brands is a leading national brand with significant market share and strong consumer awareness. The Company competes in two segments of the food industry, dry grocery and frozen food, and sells its products nationwide to supermarkets and other retail channels. The Company sells its products through food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers. The Company also sells its syrup and frozen food products in the foodservice distribution channel. Foodservice customers include military bases, restaurant chains and business/industry.

   The company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza products, Chef's Choice(R) frozen skillet meals and Lender's(R) bagel products.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

   Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of the Company's raw materials, packaging, labor and manufacturing overhead.

Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty years. Costs that improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred.

   Depreciable lives for major classes of assets are as follows:

   Computers........................................................   3-5 years
   Furniture and fixtures...........................................   2-8 years
   Machinery and equipment.......................................... 10-15 years
   Buildings and improvements....................................... 20-30 years

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

Impairment of Long-Lived Assets

   Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at March 31, 2000.

Other Assets

   Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the effective interest method over the terms of the respective debt.

Revenue Recognition

   Revenue is recognized upon shipment of product and transfer of title to customers. Net sales are reported after deducting returns and allowances.

Disclosure about Fair Value of Financial Instruments

   For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than its debt, approximate book value at March 31, 2000. As of March 31, 2000, the Company's 8 3/4% senior subordinated notes were trading at 35 with an effective yield of 30.9% and the Company's 9 7/8% senior subordinated notes were trading at 38 with an effective yield of 33.4%. In addition, as a result of the March 29, 2000 amendment to the Company's senior secured debt agreement (see Note 5), the interest rates on the Company's senior secured debt were adjusted, increasing the effective rate by 1.25% on the senior secured tranche B debt, and by 1.5% on the senior secured tranche A and revolving debt.

Concentration of Credit Risk

   The Company sells its products to supermarkets, foodservice operators and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at March 31, 2000.

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

Trade Promotions Expense

   Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, and amounts paid to obtain favorable display positions in the retailers' stores. These deals are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees when incurred or, when under a contract, over a period not to exceed 12 months and expenses other trade promotions in the period during which the promotions occur.

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

NOTE 3--ACQUISITIONS


   The Company acquired 100% of the common stock of Seacoast on April 1, 1999 and the Lender's assets on November 1, 1999. Had the Lender's and Seacoast acquisitions and related financings taken place January 1, 1999, the unaudited pro forma results of operations would have been as follows (in thousands):

                                                            Three Months Ended
                                                                March 31,
                                                          ----------------------
                                                            2000       1999
                                                          -------- -------------
                                                          (actual)  (pro forma)
                                                                   (as restated)
   Net sales............................................. $322,748   $331,425
                                                          ========   ========
   Gross profit.......................................... $184,346   $192,697
                                                          ========   ========
   Operating income...................................... $  1,930   $ 19,963
                                                          ========   ========

NOTE 4--INVENTORIES

   Inventories consist of the following (in thousands):

                                                            March   December 31,
                                                           31, 2000     1999
                                                           -------- ------------
   Raw materials.........................................  $ 21,626   $ 29,187
   Work in process.......................................     1,182      1,262
   Finished goods........................................    86,408     83,900
   Packaging and other supplies..........................     9,734      9,618
                                                           --------   --------
                                                           $118,950   $123,967
                                                           ========   ========

NOTE 5--DEBT

Senior Secured Debt

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreement covering its senior secured debt. The Company and the lenders amended this agreement effective March 29, 2000. The amendment to this agreement includes provisions that:

  . contemplate the sale by the Company of accounts receivable;

  . amend the financial covenants;

  . waive certain existing defaults of covenants and breaches of representations and warranties;

  . provide, until the defaults are cured or waived, a forbearance from exercising remedies that are available as a result of the Company's defaults under the Indentures governing the senior subordinated debt until June 30, 2000; or earlier, in the event that the senior subordinated debt would be accelerated; and

  . establish the interest rate on borrowings made pursuant to the facility.

Senior Subordinated Debt

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures. The Company has initiated discussions with the senior subordinated debtholders to promptly obtain consents for amendments to the indentures and waivers of past defaults thereunder.

NOTE 6--TRANSITION EXPENSES

   Transition expenses consist of one-time costs incurred to integrate the acquired business, including relocation expenses, recruiting fees, sales support, production transition and other unique transitional expenses.

NOTE 7--EARNINGS PER SHARE

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

   The table below summarizes the numerator and denominator for the basic and diluted loss per share calculations (in thousands except per share amounts):

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           2000        1999
                                                         --------  -------------
                                                         (actual)  (as restated)
   Numerator:
     Net income (loss).................................. $(15,801)    $   482
                                                         ========     =======
   Denominator:
     Weighted average number of basic shares............   67,050      67,016
     Effect of dilutive securities......................      --          --
                                                         --------     -------
     Weighted average number of diluted shares..........   67,050      67,016
                                                         ========     =======
   Basic and diluted earnings (loss) per share.......... $  (0.24)    $  0.01
                                                         ========     =======

NOTE 8--SEGMENT INFORMATION

   The Company groups its business in two operating segments; dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix products, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza products, Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products.

   The following table presents a summary of operations by segment (in thousands):

                                                          Three Months Ended
                                                       -------------------------
                                                       March 31,     March 31,
                                                          2000         1999
                                                       ----------  -------------
                                                                   (as restated)
   Net sales
   Dry grocery.......................................  $  105,581   $   97,224
   Frozen food.......................................     217,167      157,040
                                                       ----------   ----------
     Total...........................................  $  322,748   $  254,264
                                                       ==========   ==========
   Operating income (loss)
   Dry grocery.......................................  $   (2,972)  $    8,321
   Frozen food.......................................       4,902        7,408
                                                       ----------   ----------
     Total...........................................  $    1,930   $   15,729
                                                       ==========   ==========
   Total assets
   Dry grocery.......................................  $  893,469   $  886,144
   Frozen food.......................................     966,495      576,421
                                                       ----------   ----------
     Total...........................................  $1,859,964   $1,462,565
                                                       ==========   ==========
   Depreciation and amortization
   Dry grocery.......................................  $    7,060   $    6,151
   Frozen food.......................................       9,766        5,647
                                                       ----------   ----------
     Total...........................................  $   16,826   $   11,798
                                                       ==========   ==========
   Capital expenditures
   Dry grocery.......................................  $      900   $    3,401
   Frozen food.......................................       2,636        3,003
                                                       ----------   ----------
     Total...........................................  $    3,536   $    6,404
                                                       ==========   ==========

NOTE 9--RESTATEMENT

   As described in Note 1, the March 31, 1999 financial statements have been restated. A summary of the effects of the restatement follows (in thousands, except per share data):

                          CONSOLIDATED BALANCE SHEETS

                                                           March 31, 1999
                                                      ------------------------
                                                      As Previously     As
                                                        Reported     Restated
                                                      ------------- ----------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents..........................  $      253   $      253
  Accounts receivable, net...........................     107,753       84,740
  Inventories........................................      75,078       77,863
  Prepaid expenses and other assets..................      11,781       13,400
  Asset held for sale................................       3,000        3,000
  Current deferred tax assets........................      10,840       19,277
                                                       ----------   ----------
    Total current assets.............................     208,705      198,533
Property, plant and equipment, net...................     160,370      159,153
Deferred tax asset...................................         --         2,629
Goodwill and other intangible assets, net............   1,077,121    1,074,770
Other assets.........................................      27,535       27,480
                                                       ----------   ----------
    Total assets.....................................  $1,473,731   $1,462,565
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------

Current liabilities:
  Current portion of senior secured term debt........  $   20,000   $   20,000
  Senior secured revolving debt facility.............     115,000      115,000
  Accounts payable...................................      60,329       60,848
  Accrued liabilities................................      48,782       76,547
                                                       ----------   ----------
    Total current liabilities........................     244,111      272,395
  Non-current deferred tax liabilities...............       8,350          --
  Other liabilities..................................      12,372       12,372
  Senior secured term debt...........................     195,000      195,000
  Senior subordinated notes..........................     402,196      402,196
                                                       ----------   ----------
    Total liabilities................................     862,029      881,963
                                                       ----------   ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares
   authorized; no shares issued or outstanding.......         --           --
  Common stock, $0.01 par value; 250,000,000 shares
   authorized; 67,016,173 shares issued and
   outstanding.......................................         670          670
  Paid-in capital....................................     647,889      647,889
  Promissory notes...................................        (545)        (545)
  Accumulated deficit................................     (36,312)     (67,412)
                                                       ----------   ----------
    Total stockholders' equity.......................     611,702      580,602
                                                       ----------   ----------
    Total liabilities and stockholders' equity.......  $1,473,731   $1,462,565
                                                       ==========   ==========

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          March 31, 1999
                                                     -------------------------
                                                     As Previously
                                                       Reported    As Restated
                                                     ------------- -----------
Net Sales...........................................   $261,050     $254,264
Cost of goods sold..................................    104,128      104,703
                                                       --------     --------
  Gross profit......................................    156,922      149,561
                                                       --------     --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution........................     24,634       21,930
  Trade promotions..................................     61,373       69,508
  Consumer marketing................................     22,558       21,677
                                                       --------     --------
Total brokerage, distribution and marketing
 expenses...........................................    108,565      113,115
Amortization of goodwill and other intangibles......      8,772        8,872
Selling, general and administrative expenses........      7,342        7,568
Transition expenses.................................      4,272        4,277
                                                       --------     --------
Total operating expenses............................    128,951      133,832
                                                       --------     --------
  Operating income..................................     27,971       15,729
Interest expense, net...............................     14,579       14,582
Amortization of deferred financing expense..........        397          396
Other bank and financing expenses...................         53           52
                                                       --------     --------
Income before income taxes..........................     12,942          699
Income tax expense..................................      5,112          217
                                                       --------     --------
  Net income........................................   $  7,830     $    482
                                                       ========     ========
Basic and diluted earnings per share................   $   0.12     $   0.01
                                                       ========     ========
Weighted average number of shares outstanding.......     67,016       67,016
                                                       ========     ========

NOTE 10--SUBSEQUENT EVENTS

   On April 19, 2000, the Company entered into a one-year agreement to sell, on a periodic basis, specified accounts receivable in amounts up to $60.0 million. The use of any proceeds from the sale of such specified receivables is restricted to payments for the purchase of assets and repayment of debt.

   In April 2000, the Company announced that it intends to streamline its operations and management structure. As a result, the Company anticipates taking a one-time charge of up to $10.0 million in the second quarter of 2000 to reflect the consolidation of all the Company's managerial functions into its existing St. Louis offices and the closure of its Columbus and San Francisco locations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Reference is made to the Company's Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1999.

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 1999. Unless otherwise noted, years (2000 and 1999) in this discussion refer to the Company's March-ending quarters.

Restatements

   Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three months ended March 31, 1999 have been included in the condensed consolidated financial statements included herein.

   For the three months ended March 31, 1999, these misstatements primarily understated trade promotions expense by $8.1 million, overstated net sales by $6.8 million, overstated brokerage and distribution expense by $2.7 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.9 million.

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

   A summary of the effects of the restatement follows (in thousands, except per share data):

                          CONSOLIDATED BALANCE SHEETS

                                                           March 31, 1999
                                                      ------------------------
                                                      As Previously     As
                                                        Reported     Restated
                                                      ------------- ----------
                       ASSETS
                       ------
Current assets:
  Cash and cash equivalents..........................  $      253   $      253
  Accounts receivable, net...........................     107,753       84,740
  Inventories........................................      75,078       77,863
  Prepaid expenses and other assets..................      11,781       13,400
  Asset held for sale................................       3,000        3,000
  Current deferred tax assets........................      10,840       19,277
                                                       ----------   ----------
    Total current assets.............................     208,705      198,533
  Property, plant and equipment, net.................     160,370      159,153
  Deferred tax asset.................................         --         2,629
  Goodwill and other intangible assets, net..........   1,077,121    1,074,770
  Other assets.......................................      27,535       27,480
                                                       ----------   ----------
    Total assets.....................................  $1,473,731   $1,462,565
                                                       ==========   ==========
        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------
Current liabilities:
  Current portion of senior secured term debt........  $   20,000   $   20,000
  Senior secured revolving debt facility.............     115,000      115,000
  Accounts payable...................................      60,329       60,848
  Accrued liabilities................................      48,782       76,547
                                                       ----------   ----------
    Total current liabilities........................     244,111      272,395
  Non-current deferred tax liabilities...............       8,350          --
  Other liabilities..................................      12,372       12,372
  Senior secured term debt...........................     195,000      195,000
  Senior subordinated notes..........................     402,196      402,196
                                                       ----------   ----------
    Total liabilities................................     862,029      881,963
                                                       ----------   ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares
   authorized; no shares issued or outstanding.......         --           --
  Common stock, $0.01 par value; 250,000,000 shares
   authorized; 67,016,173 shares issued and
   outstanding.......................................         670          670
  Paid-in capital....................................     647,889      647,889
  Promissory notes...................................        (545)        (545)
  Accumulated deficit................................     (36,312)     (67,412)
                                                       ----------   ----------
    Total stockholders' equity.......................     611,702      580,602
                                                       ----------   ----------
    Total liabilities and stockholders' equity.......  $1,473,731   $1,462,565
                                                       ==========   ==========

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             March 31, 1999
                                                         ----------------------
                                                         As Previously    As
                                                           Reported    Restated
                                                         ------------- --------
Net sales...............................................   $261,050    $254,264
Cost of goods sold......................................    104,128     104,703
                                                           --------    --------
  Gross profit..........................................    156,922     149,561
                                                           --------    --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution............................     24,634      21,930
  Trade promotions......................................     61,373      69,508
  Consumer marketing....................................     22,558      21,677
                                                           --------    --------
Total brokerage, distribution and marketing expenses....    108,565     113,115
Amortization of goodwill and other intangibles..........      8,772       8,872
Selling, general and administrative expenses............      7,342       7,568
Transition expenses.....................................      4,272       4,277
                                                           --------    --------
Total operating expenses................................    128,951     133,832
                                                           --------    --------
Operating income........................................     27,971      15,729
Interest expense, net...................................     14,579      14,582
Amortization of deferred financing expense..............        397         396
Other bank and financing expenses.......................         53          52
                                                           --------    --------
Income before income taxes..............................     12,942         699
Income tax expense......................................      5,112         217
                                                           --------    --------
Net income..............................................   $  7,830    $    482
                                                           ========    ========
Basic and diluted earnings per share....................   $   0.12    $   0.01
                                                           ========    ========
Weighted average number of shares outstanding...........     67,016      67,016
                                                           ========    ========
EBITDA(1)...............................................   $ 39,675    $ 27,525
                                                           ========    ========
Adjusted EBITDA(2)......................................   $ 43,947    $ 31,803
                                                           ========    ========

--------
(1) EBITDA is defined as net income plus income tax expense, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
(2) Adjusted EBITDA is defined as EBITDA plus transition expenses.

Results of Operations

   The following table sets forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's and Seacoast acquisitions and related financings had taken place January 1, 1999. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation, and financial information for the three months ended March 31, 1999 has been restated as discussed above.

                            Statements of Operations
                    (in thousands, except per share amounts)

                            Actual Three Months Ended       Pro Forma Three
                          --------------------------------    Months Ended
                          March 31, 2000    March 31, 1999   March 31, 1999
                          ---------------   --------------  -------------------
                                                 (as
                                             restated)(1)     (as restated)(1)
Net sales...............  $322,748  100.0%  $254,264 100.0% $ 331,425   100.0%
Cost of goods sold......   138,402   42.9    104,703  41.2    138,728    41.9
                          --------  -----   -------- -----  ---------  ------
Gross profit............   184,346   57.1    149,561  58.8    192,697    58.1
                          --------  -----   -------- -----  ---------  ------
Brokerage, distribution
 and marketing expenses:
  Brokerage and
   distribution.........    38,733   12.0     21,930   8.6     37,214    11.2
  Trade promotions......    77,745   24.1     69,508  27.3     84,847    25.6
  Consumer marketing....    32,160   10.0     21,677   8.5     25,134     7.6
                          --------  -----   -------- -----  ---------  ------
Total brokerage,
 distribution and
 marketing expenses.....   148,638   46.1    113,115  44.5    147,195    44.4
Amortization of goodwill
 and other intangibles..    10,751    3.3      8,872   3.5     10,340     3.1
Selling, general and
 administrative
 expenses...............    12,061    3.7      7,568   3.0     10,922     3.3
Other financial, legal
 and accounting
 expenses...............     9,601    3.0        --    0.0        --      0.0
Transition expenses.....     1,365    0.4      4,277   1.7      4,277     1.3
                          --------  -----   -------- -----  ---------  ------
Total operating
 expenses...............   182,416   56.5    133,832  52.6    172,734    52.1
                          --------  -----   -------- -----  ---------  ------
Operating income........     1,930    0.6     15,729   6.2     19,963     6.0
Interest and other
 financing expenses,
 net....................    25,166    7.8     15,030   5.9     22,219     6.7
                          --------  -----   -------- -----  ---------  ------
Income (loss) before
 income taxes...........   (23,236)  (7.2)       699   0.3     (2,256)   (0.7)
Income tax expense
 (benefit)..............    (7,435)  (2.3)       217   0.1       (902)   (0.3)
                          --------  -----   -------- -----  ---------  ------
Net income (loss).......  $(15,801)  (4.9)% $    482   0.2%    (1,354)   (0.4)%
                          ========  =====   ======== =====  =========  ======
Earnings (loss) per
 share..................  $  (0.24)   N/A   $   0.01   N/A  $   (0.02)    N/A
                          ========  =====   ======== =====  =========  ======
EBITDA(2)...............  $ 18,756    5.8%  $ 27,525  10.8% $  34,729    10.5%
                          ========  =====   ======== =====  =========  ======   === ===
Adjusted EBITDA(3)......  $ 29,722    9.2%  $ 31,803  12.5% $  42,796    12.9%
                          ========  =====   ======== =====  =========  ======   === ===
Adjusted EPS(4).........  $  (0.13)   N/A   $   0.05   N/A  $    0.02     N/A
                          ========  =====   ======== =====  =========  ======

--------
(1) As restated. See "--Restatements" and Note 9 to the condensed consolidated financial statements.
(2) EBITDA is defined as net income (loss) plus income tax expense (benefit), interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
(3) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses and transition expenses. In addition, for pro forma purposes, adjusted EBITDA excludes $4,789 of charges made by Kellogg's to the Lender's business to reflect an allocation of Kellogg's corporate selling, general and administrative expenses and to reflect overhead on a Lender's facility that was not purchased by the Company. These costs will not be incurred by the Company on an ongoing basis. The Company has included $1,000 as incremental selling, general and administrative expenses as its estimate of the incremental expenses associated with operating the Lender's business.
(4) Adjusted EPS is defined as earnings (loss) per share plus the per share after tax effect of other financial, legal and accounting expenses and transition expenses.

   The Company manages its business in two operating segments, the frozen food division and the dry grocery division. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

   The frozen foods division has six brands, Van de Kamp's(R) and Mrs. Paul's(R) seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products and the 1999 additions--Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products. The dry grocery division consists of three brands, Mrs. Buttersworth(R) and Log Cabin(R) syrup products and Duncan Hines(R) baking mix products, which was acquired in 1998.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999 (as restated)

   The following table sets forth certain historical results of operations data by division for the three months ended March 31, 2000 and 1999 (as restated):

                                              Three Months Ended March 31,
                                           -----------------------------------
                                                 2000               1999
                                           -----------------  ----------------
                                            Frozen    Dry      Frozen    Dry
                                           -------- --------  -------- -------
Net sales................................. $217,167 $105,581  $157,040 $97,224
Cost of goods sold........................   98,048   40,354    67,295  37,408
                                           -------- --------  -------- -------
  Gross profit............................  119,119   65,227    89,745  59,816
                                           -------- --------  -------- -------
Brokerage, distribution and marketing
 expenses:
  Brokerage and distribution..............   25,019   13,714    14,835   7,095
  Trade promotions........................   50,159   27,586    43,493  26,015
  Consumer marketing......................   16,954   15,206    15,345   6,332
                                           -------- --------  -------- -------
Total brokerage, distribution and
 marketing expenses.......................   92,132   56,506    73,673  39,442
Amortization of goodwill and other
 intangibles..............................    5,352    5,399     3,726   5,146
Selling, general and administrative
 expenses.................................    8,908    3,153     4,846   2,722
Other financial, legal and accounting
 expenses(1)..............................    6,460    3,141       --      --
Transition expenses.......................    1,365      --         92   4,185
                                           -------- --------  -------- -------
    Total operating expenses..............  114,217   68,199    82,337  51,495
                                           -------- --------  -------- -------
Operating income (loss)................... $  4,902 $ (2,972) $  7,408 $ 8,321
                                           ======== ========  ======== =======

--------
(1) Other financial, legal and accounting expenses were allocated to each division based on the percentage of each division's net sales to total net sales.

   Net Sales. Net sales increased from $254.3 million in 1999 to $322.7 million in 2000, or 26.9%, due to increased net sales in both the frozen foods division and the dry grocery division.

     Frozen Foods. Frozen foods division net sales increased from $157.0 million in 1999 to $217.2 million in 2000, or 38.3%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Before giving effect to the Chef's Choice(R) and Lender's(R) acquisitions, net sales in 2000 were $147.4 million, a decrease of $9.6 million compared to 1999. This decrease was due primarily to the timing of Lent in 1999 versus 2000, lower pizza sales and the impact of an increased unit count per package in Aunt Jemima(R) waffles that was not accompanied by a price increase. As a result, consumers were able to purchase more product for the same price, thus deceasing their repeat purchases and reducing the Company's overall net sales. This change was made as a competitive response to a similar change by Kellogg's on its EGGO product. Chef's Choice(R) contributed $19.2 million to net sales and Lender's(R) generated $50.6 million of net sales during 2000.

     Dry Grocery. Dry grocery division net sales increased from $97.2 million in 1999 to $105.6 million in 2000, or 8.6%, due primarily to higher unit volumes for both breakfast and baking products. Breakfast products net sales increased 11.5%, due primarily to a 5.7% increase in unit volume and a favorable sales mix including higher retail sales as a percentage of total breakfast sales. Baking products net sales increased 6.4% due primarily to a 4.1% increase in unit volume.

   Gross Profit. Gross profit increased from $149.6 million in 1999 to $184.3 million in 2000, an increase of 23.3%, due to increased gross profit in both the frozen foods division and the dry grocery division. As a percentage of net sales, gross profit decreased from 58.8% in 1999 to 57.1% in 2000. The decline in gross profit as a percentage of net sales was driven primarily by a decline at the frozen foods division.

     Frozen Foods. Gross profit increased from $89.7 million in 1999 to $119.1 million in 2000, an increase of 32.7% due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. As a percentage of net sales, gross profit decreased from 57.1% in 1999 to 54.9% in 2000. This decline in gross profit as a percentage of net sales was due to lower gross margins on Aunt Jemima(R) waffles resulting from an increase in the number of waffles per carton and increased sales to foodservice and club customers, which typically have lower gross margins and lower associated marketing expenses. In addition, the Chef's Choice(R) acquisition affected the division's gross margin, as the Chef's Choice(R) business generates a lower gross margin than the other retail brands.

     Dry Grocery. Gross profit increased from $59.8 million in 1999 to $65.2 million in 2000, an increase of 9.0% due primarily to the increase in net sales. As a percentage of net sales, gross profit increased from 61.5% in 1999 to 61.8% in 2000. The increase in gross profit as a percentage of net sales was due primarily to an improvement in breakfast products partially offset by declines in baking products. The improvement in breakfast products was due primarily to a favorable sales mix, including higher retail breakfast sales as a percentage of total breakfast sales, offset in part by higher raw material and packaging costs. Retail breakfast sales typically have higher gross margins than sales to club stores, military distributors and foodservice customers. Baking products experienced lower gross margins primarily as a result of higher commodity and packaging expenses.

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $113.1 million in 1999 to $148.6 million in 2000, an increase of 31.4%, as a result of increases in both divisions. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 44.5% of net sales in 1999 to 46.1% of net sales in 2000 due primarily to increases as a percentage of net sales in the dry grocery division that were partially offset by decreases in the frozen foods division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased from 8.6% of net sales in 1999 to 12.0% of net sales in 2000 due primarily to higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, decreased from 27.3% of net sales in 1999 to 24.1% of net sales in 2000 due to rate reductions in trade promotion spending in the frozen foods division. Consumer marketing expenses, which include the costs of advertising, coupons and market research, increased from 8.5% of net sales in 1999 to 10.0% of net sales in 2000 primarily due to increases as a percentage of net sales in the dry grocery division that were partially offset by decreases in the frozen foods division.

     Frozen Foods. Brokerage, distribution and marketing expenses increased from $73.7 million in 1999 to $92.1 million in 2000, an increase of 25.1%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 46.9% of net sales in 1999 to 42.4% of net sales in 2000. This decrease was driven primarily by declines in trade promotions expense and consumer marketing expenses as a percentage of net sales that were partially offset by an increase in brokerage and distribution. Trade promotions expense decreased from 27.7% of net sales in 1999 to 23.1% of net sales in 2000. The decrease in trade promotions as a percentage of net sales is due primarily to cost containment initiatives that lowered the overall rate of trade spending and the acquisitions of Chef's Choice(R) and Lender's(R) which have lower trade promotion spending rates than the other frozen foods division brands. Consumer marketing expenses decreased from 9.8% of net sales in 1999 to 7.8% of net sales in 2000. This decrease was due primarily to the inclusion of the Lender's(R) and Chef's Choice(R) businesses in 2000, which experience a lower level of consumer spending as a percentage of net sales. Excluding the impact of the Lender's(R) and Chef's Choice(R) acquisitions, consumer spending as a percentage of net sales was comparable to 1999. Brokerage and distribution expenses increased from 9.4% of net sales 1999 to 11.5% of net sales in 2000. This increase is due primarily to the inclusion of the Lender's(R) business in 2000. The Lender's(R) business incurs higher distribution costs due to the fresh bagel distribution system.

     Dry Grocery. Brokerage, distribution and marketing expenses increased from $39.4 million in 1999 to $56.5 million in 2000, an increase of $17.1 million. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 40.6% in 1999 to 53.5% in 2000. This increase was driven primarily by increases in brokerage and distribution expenses and consumer marketing expenses as a percentage of net sales that were partially offset by a decrease in trade promotions. Brokerage and distribution expenses increased from 7.3% of net sales in 1999 to 13.0% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Consumer marketing expenses increased from 6.5% of net sales in 1999 to 14.4% of net sales in 2000. This increase is due to increases in coupon activity on the breakfast brands. Trade promotions expense decreased from 26.8% of net sales in 1999 to 26.1% of net sales in 2000. This decrease is due to a shift from trade promotions programs to consumer marketing programs on both the breakfast and baking products.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $8.9 million in 1999 to $10.8 million in 2000 due to the impact of acquisitions of the Chef's Choice(R) and Lender's(R) businesses. Frozen foods amortization totaled $5.4 million and $3.7 million in 2000 and 1999, respectively. Dry grocery amortization totaled $5.4 million and $5.1 million in 2000 and 1999, respectively.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.6 million in 1999 to $12.1 million in 2000, or 59.4%, due primarily to the incremental costs necessary to manage the acquired Chef's Choice(R) and Lender's(R) businesses, the costs related to the employment of new management and other compensation related costs. As a percentage of net sales, selling, general and administrative expenses increased from 3.0% in 1999 to 3.7% in 2000. Frozen foods selling, general and administrative expenses increased from $4.8 million in 1999 to $8.9 million in 2000, or 83.8%, due to the addition of acquired businesses. Dry grocery selling, general and administrative expenses increased from $2.7 million in 1999 to $3.2 million in 2000, or 15.8%.

   Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements and related matters (see -- "Restatements"), the Company has incurred, and continues to incur financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $9.6 million for the three months ended March 31, 2000, are expensed when incurred by the Company.

   Transition Expenses. The Company incurred $4.3 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. During 2000, the Company incurred approximately $1.4 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represent one-time costs incurred to integrate acquired businesses.

   Operating Income. Operating income decreased from $15.7 million in 1999 to $1.9 million in 2000. As a percentage of net sales, operating income decreased from 6.2% in 1999 to 0.6% in 2000. Operating income in 2000 was affected by the $9.6 million of other financial, legal and accounting expenses and by transition expenses in both 1999 and 2000. Before giving effect to other financial, legal and accounting expenses and transition expenses, operating income decreased from $20.0 million in 1999 to $12.9 million in 2000. This decrease was primarily due to the increases in brokerage and distribution expenses and consumer marketing expenses by the dry grocery division, which outpaced the gross profit improvement from 1999 to 2000.

   Interest and Other Financing Expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $15.0 million in 1999 to $25.2 million in 2000, or 67.4%. The increase was due primarily to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. In addition, higher interest rates and an increased debt level in 2000 contributed to higher interest expense.

   Income Tax Expense (Benefit). During 1999, the Company recorded income tax expense of $0.2 million, which yielded an effective tax rate of 31.0%. During 2000, the Company recorded an income tax benefit of $7.4 million, which yielded an effective tax rate of 32.0%.

   Net Income (Loss). The Company incurred net income of $0.5 million in 1999 compared to a net loss of $15.8 million in 2000. The loss in 2000 included the other financial, legal and accounting expenses and was impacted by the overall decline in operating income described above.

Pro Forma Three Months Ended March 31, 2000 Compared to the Pro Forma Three Months Ended March 31, 1999 (as restated)

   The following table sets forth certain pro forma results of operations data by division for the three months ended March 31, 2000 and 1999 (as restated) as if the Chef's Choice(R) and Lender's(R) acquisitions and related financings had taken place January 1, 1999:

                                               Three Months Ended March 31,
                                            -----------------------------------
                                                  2000               1999
                                            -----------------  ----------------
                                             Frozen    Dry      Frozen    Dry
                                            -------- --------  -------- -------
Pro forma net sales........................ $217,167 $105,581  $234,201 $97,224
Pro forma cost of goods sold...............   98,048   40,354   101,320  37,408
                                            -------- --------  -------- -------
Pro forma gross profit.....................  119,119   65,227   132,881  59,816
                                            -------- --------  -------- -------
Pro forma brokerage, distribution and
 marketing expenses:
  Pro forma brokerage and distribution.....   25,019   13,714    30,119   7,095
  Pro forma trade promotions...............   50,159   27,586    58,832  26,015
  Pro forma consumer marketing.............   16,954   15,206    18,802   6,332
                                            -------- --------  -------- -------
  Total pro forma brokerage, distribution
   and marketing expenses..................   92,132   56,506   107,753  39,442
Pro forma amortization of goodwill and
 other intangibles.........................    5,352    5,399     5,194   5,146
Pro forma selling, general and
 administrative expenses...................    8,908    3,153     8,200   2,722
Pro forma other financial, legal and
 accounting expenses(1)....................    6,460    3,141       --      --
Pro forma transition expenses..............    1,365      --         92   4,185
                                            -------- --------  -------- -------
  Total pro forma operating expenses.......  114,217   68,199   121,239  51,495
                                            -------- --------  -------- -------
Pro forma operating income (loss).......... $  4,902 $ (2,972) $ 11,642 $ 8,321
                                            ======== ========  ======== =======

--------
(1) Other finanical, legal and accounting expenses were allocated to each division based on the percentage of each division's net sales to total net sales.

   Pro Forma Net Sales. On a pro forma basis, net sales decreased from $331.4 million in 1999 to $322.7 million in 2000, or 2.6%. The decline in net sales was attributable to the decline in frozen foods division sales that was partially offset by sales growth in the dry grocery division.

     Frozen Foods. On a pro forma basis, frozen foods division net sales decreased from $234.2 million in 1999 to $217.2 million in 2000, or 7.3% due primarily to the timing of Lent in 1999 versus 2000, lower pizza sales and the impact of an increased unit count per package in Aunt Jemima(R) waffles that was not accompanied by a price increase. As a result, consumers were able to purchase more product for the same price, thus decreasing their repeat purchases and reducing the Company's overall net sales. In addition, on a pro forma basis Lender's(R) net sales declined as a result of consumption declines compared to prior year.

     Dry Grocery. On a pro forma basis, dry grocery division net sales increased from $97.2 million in 1999 to $105.6 million in 2000, or 8.6% due primarily to higher unit volumes for both breakfast and baking products. Breakfast products net sales increased 11.5% due primarily to a 5.7% increase in unit volume and a favorable sales mix including higher retail sales as a percentage of total breakfast sales. Baking products net sales increased 6.4% due to primarily to a 4.1% increase in unit volume.

   Pro Forma Gross Profit. On a pro forma basis, gross profit decreased from $192.7 million in 1999 to $184.3 million in 2000, a decrease of 4.3%. As a percentage of net sales, pro forma gross profit decreased from 58.1% in 1999 to 57.1% in 2000. The decline in pro forma gross profit as a percentage of net sales was primarily due to a decline in the frozen foods division.

     Frozen Foods. On a pro forma basis, frozen foods division gross profit declined from $132.9 million in 1999 to $119.1 million in 2000, or 10.4%. The decrease was primarily due to the decline in net sales from 1999 to 2000. As a percentage of net sales, gross profit decreased from 56.7% in 1999 to 54.9% in 2000. This decline in gross profit as a percentage of net sales was due primarily to lower gross margins on Aunt Jemima(R) waffles resulting from an increase in the number of waffles per carton and increased sales to food service and club customers, which typically have lower gross margins and lower associated marketing expenses.

     Dry Grocery. Gross profit increased from $59.8 million in 1999 to $65.2 million in 2000, an increase of 9.0% due primarily to the increase in net sales. As a percentage of net sales, gross profit increased from 61.5% in 1999 to 61.8% in 2000. The increase in gross profit as a percentage of net sales was due primarily to an improvement in breakfast products that were partially offset by declines in baking products. The improvement in breakfast products was due primarily to a favorable sales mix, including higher retail breakfast sales as a percentage of total breakfast sales offset in part by higher raw material and packaging costs. Retail breakfast sales typically have higher gross margins than sales to club stores, military distributors and foodservice customers. Baking products experienced lower gross margins primarily as a result of higher commodity and packaging expenses.

   Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased from $147.2 million in 1999 to $148.6 million in 2000, an increase of 1.0%. As a percentage of net sales, pro forma brokerage, distribution and marketing expenses increased from 44.4% of net sales in 1999 to 46.1% of net sales in 2000. On a pro forma basis, brokerage and distribution costs increased from 11.2% of net sales in 1999 to 12.0% of net sales in 2000. Pro forma trade promotion expenses decreased from 25.6% of net sales in 1999 to 24.1% of net sales in 2000. Pro forma consumer marketing expenses increased from 7.6% of net sales in 1999 to 10.0% of net sales in 2000.

     Frozen Foods. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $107.8 million in 1999 to $92.1 million in 2000, a 14.5% decline. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 46.0% in 1999 to 42.4% in 2000. This decrease was driven primarily by a decline in trade promotions expense and brokerage and distribution expenses as a percentage of net sales. The decline in trade promotions expense as a percentage of net sales is due primarily to cost containment initiatives that lowered the overall rate of trade spending. The decline in brokerage and distribution expenses as a percentage of net sales is due primarily to a reduction of discount payment terms offered to customers.

     Dry Grocery. On a pro forma basis, brokerage, distribution and marketing expenses increased from $39.4 million in 1999 to $56.5 million in 2000, an increase of $17.1 million. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 40.6% in 1999 to 53.5% in 2000. This increase was driven primarily by increases in brokerage and distribution expenses and consumer marketing expenses as a percentage of net sales that were partially offset by a decrease in trade promotions. Brokerage and distribution expenses increased from 7.3% of net sales in 1999 to 13.0% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Consumer marketing expenses increased from 6.5% of net sales in 1999 to 14.4% of net sales in 2000. This increase is due to increases in coupon activity on the breakfast brands. Trade promotions expense decreased from 26.8% of net sales in 1999 to 26.1% of net sales in 2000. This decrease is due to a shift from trade promotions programs to consumer marketing programs on both the breakfast and baking products.

   Pro Forma Amortization of Goodwill and Other Intangibles. On a pro forma basis, amortization of goodwill and other intangibles increased from $10.3 million in 1999 to $10.8 million in 2000. Frozen foods amortization totaled $5.2 million and $5.4 million in 1999 and 2000, respectively. Dry grocery amortization totaled $5.1 million and $5.4 million in 1999 and 2000, respectively.

   Pro Forma Selling, General and Administrative Expenses. On a pro forma basis, selling, general and administrative expenses increased from $10.9 million in 1999 to $12.1 million in 2000, or 10.4%. The increase in pro forma selling, general and administrative expenses was due primarily to the costs related to the employment of new management and other compensation-related costs. Frozen foods pro forma selling, general and administrative expenses increased from $8.2 million in 1999 to $8.9 million in 2000, or 8.6%. Dry grocery selling, general and administrative expenses increased from $2.7 million in 1999 to $3.2 million in 2000, or 15.8%.

   Pro Forma Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements and related matters (see-- "Restatements"), the Company has incurred, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $9.6 million for the three months ended March 31, 2000, are expensed when incurred by the Company.

   Pro Forma Transition Expenses. The Company incurred $4.3 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. During 2000, the Company incurred approximately $1.4 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represent one-time costs incurred to integrate acquired businesses.

   Pro Forma Operating (Loss) Income. On a pro forma basis, operating income decreased from $20.0 million in 1999 to $1.9 million in 1999. Excluding the effects of the other financial, legal and accounting expenses and transition expenses in both years, operating income decreased from $24.2 million in 1999 to $12.9 million in 2000, a decrease of 46.8%. This decrease is the result of the decline in pro forma net sales and pro forma gross profit and increases in pro forma brokerage, distribution and marketing expenses and pro forma selling, general and administrative expenses.

   Pro Forma Interest and Other Financing Expenses. On a pro forma basis, the aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $22.2 million in 1999 to $25.2 million in 2000. This increase is due to higher interest rates on the floating rate debt and an increased debt level in 2000.

   Pro Forma Income Tax Expense. On a pro forma basis, the income tax benefit recorded increased from $0.9 million in 1999 to $7.4 million in 2000. The effective tax rate for 1999 was 40.0%, which was impacted favorably by certain state tax credits applied for by the Company that increase the pro forma income tax benefit. The effective tax rate for 2000 was 32.0%.

   Pro Forma Net Loss. On a pro forma basis, the Company's net loss increased from $1.4 million in 1999 to $15.8 million in 2000.

Liquidity and Capital Resources

   For the three months ended March 31, 2000, the Company used $53.6 million to fund operating activities compared to the three months ended March 31, 1999, when $0.9 million in cash was used in operations. The increase in cash used in 2000 was primarily a result of the net loss incurred during the period and an increase in the cash necessary to fund accounts payable. During the three months ended March 31, 2000, the Company substantially reduced its past due accounts payable from the levels that existed at December 31, 1999.

   Net cash used in investing activities for the three months ended March 31, 2000, was approximately $5.2 million compared to cash used in investing of $23.3 million during the three months ended March 31, 1999. Investing activities in 2000 consisted of additions to fixed assets of $3.5 million and additions to other assets of $1.6 million. Investing activities in 1999 consisted of $6.4 million of additions to fixed assets and to other assets of $1.6 million. In addition, in 1999 the Company invested in additional manufacturing frozen seafood products capacity with the purchase of a production facility in Yuba City, CA, and the associated working capital. Capital expenditures were funded from borrowings on the Company's senior secured revolving debt facility.

   During the three months ended March 31, 2000, financing activities provided cash of $59.1 million. The Company repaid $5.8 million in principal on its senior secured term debt and borrowed $65.0 million on the revolving facility to fund its operations, capital expenditures, software and packaging design expenditures, and its repayment of borrowings.

Senior Secured Debt

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreement covering its senior secured debt. The Company and the lenders amended this agreement effective March 29, 2000. The amendment to the agreement includes provisions that:

  . contemplate the sale by the Company of accounts receivable;

  . amend the financial covenants;

  . waive certain existing defaults of covenants and breaches of representations and warranties;

  . provide, until the defaults are cured or waived, a forbearance from exercising remedies that are available as a result of the Company's defaults under the Indentures governing the senior subordinated debt until June 30, 2000; or earlier, in the event that the senior subordinated debt would be accelerated; and

  . establish the interest rate on borrowings made pursuant to the facility.

   The Company's recent defaults and the amount of borrowings the Company has incurred have the potential to limit the Company's ability to pay its obligations as they become due, to obtain additional financing and to operate the business.

Senior Subordinated Debt

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures. The Company has initiated discussions with the senior subordinated debtholders to promptly obtain consents for amendments to the indentures and waivers of past defaults thereunder.

Interest Rate Collar Agreements

   At March 31, 2000, the Company was party to three interest rate swap agreements. The company entered into these agreements as a means of managing its interest rate risk. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

Recent Developments

Accounts Receivable Sale

   On April 19, 2000, the Company entered into a one-year agreement to sell, on a periodic basis, specified accounts receivable in amounts up to $60.0 million. The use of any proceeds from the sale of such specified receivables is restricted to payments for the purchase of assets and repayment of debt.

Consolidation

   In April 2000, the Company announced that it intends to consolidate its operations and management structure. As a result, the Company anticipates taking a one-time charge of up to $10.0 million in the second quarter of 2000 to reflect the consolidation of all the Company's managerial functions into its existing St. Louis offices and the closure of its Columbus and San Francisco locations.

Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the availability of funding for operations; the outcome of the Securities Actions and other current litigation; the ability of the Company to service its high level of indebtedness; the ability to attract and retain qualified management; the ability of new management to implement a successful strategy; whether the Company's lenders continue to forbear from accelerating the Company's senior debt obligations; the Company's success in obtaining from its bondholders waivers of defaults under its senior subordinated notes; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; integration of acquired businesses into the Company; the ability to successfully consolidate its operations; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. See "--Liquidity and Capital Resources." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3: QUANTITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

                           PART II--OTHER INFORMATION

ITEM I: LEGAL PROCEEDINGS

   As of May 10, 2000, the Company has been served with eighteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian
R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's Common Stock during various periods, all of which fall between October 28, 1998 and April 2, 2000. The Company believes that additional purported class action lawsuits similar to those described above have been or may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

   On April 14, 2000, certain of the Company's current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company's restatement of its financial statements. The Company believes that the litigation is procedurally defective, in light of the plaintiffs' failure to make prior demand on the Board to investigate the claims in question. The Company therefore intends to move to dismiss these claims. If the case proceeds, the Company may be obligated to indemnify and advance the defense costs of the directors named in the suit, pending a final determination of the action.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Senior Secured Debt

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreement covering its senior secured debt. The Company and the lenders amended this agreement effective March 29, 2000. The amendment to the agreement includes provisions that:

  . contemplate the sale by the Company of accounts receivable;

  . amend the financial covenants;

  . waive certain existing defaults of covenants and breaches of representations and warranties;

  . provide, until the defaults are cured or waived, a forbearance from exercising remedies that are available as a result of the Company's defaults under the Indentures governing the senior subordinated debt until June 30, 2000; or earlier, in the event that the senior subordinated debt would be accelerated; and

  . establish the interest rate on borrowings made pursuant to the facility.

Senior Subordinated Debt

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures. The Company has initiated discussions with the senior subordinated debtholders to promptly obtain consents for amendments to the indentures and waivers of past defaults thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Exhibit
 Number                                  Exhibit
 -------                                 -------
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


 Exhibit
 Number                                  Exhibit
 -------                                 -------
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

 2.15 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Investments Limited
         Partnership, Carry-on Limited Partnership, Joseph Galando, Barbara J.
         Galando, Stanley J. Carey and Mary K. Carey. (Incorporated by reference to Exhibit 2.1 to the Form 10-Q for the quarter ended March
         31, 1999).

 2.16    Asset Purchase Agreement Dated September 24, 1999 between Aurora Foods
         Inc. and The Eggo Company. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. 8-K dated November 1, 1999).

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

 4.6     Form of Note Guarantee to be issued by future subsidiaries of Aurora
         Foods Inc. pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-4).

 4.7 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-
         1).

 4.8     Indenture dated as of July 1, 1998, governing the 8 3/4% Senior
         Subordinated Notes due 2008 by and between Aurora Foods Inc. and
         Wilmington Trust Company. (Incorporated by reference to Exhibit 4.13 to the S-1).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 4.9     Specimen Certificate of 8% Senior Subordinated Notes due 2008
         (Incorporated by reference to Exhibit 4.9 of the Aurora Foods Inc. 10-
         K for the fiscal year ended December 31, 1999. (the "1999 10-K")).

 4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

 4.11    Supplemental Indenture, governing the 9 7/8% Series D Senior
         Subordinated Notes due 2007, dated as of April 1, 1999, among Sea
         Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as
         Trustee. (Incorporated by reference to Exhibit 4.11 of the 1999 10-K).

 4.12    Supplemental Indenture, governing the 9 7/8% Series C Senior
         Subordinated Notes due 2007, dated as of April 1, 1999, among Sea
         Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as
         Trustee. (Incorporated by reference to Exhibit 4.12 of the 1999 10-K).

 4.13 Supplemental Indenture, governing the 8 3/4% Senior Subordinated Notes due 2008, dated as of April 1, 1999, among Sea Coast Foods, Inc.,
         Aurora Foods Inc. and Wilmington Trust Company, as Trustee.
         (Incorporated by reference to Exhibit 4.13 of the 1999 10-K).

 10.1 VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to S-1).

 10.2    Purchase Agreement, dated February 5, 1997, by and between Aurora
         Foods Inc. and Chase Securities, Inc. (Incorporated by reference to
         Exhibit 1.1 to the Aurora S-4).

 10.3* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro. (Incorporated by reference to
         Exhibit 10.5 to the Aurora S-4).

 10.4* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to
         Exhibit 10.6 to the Aurora S-4).

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

 10.10*  Amendment No. 1 to Ferraro Employment Agreement, dated as of January
         1, 1998, between Aurora Foods Inc. and Thomas J. Ferraro.
         (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.11*  Amendment No. 1 to Willett Employment Agreement, dated as of January
         1, 1998, between C. Gary Willett and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.13 to the S-1).

 10.12*  Employment Agreement between Ian R. Wilson and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.7 to the S-1).

 10.13*  Employment Agreement between James B. Ardrey and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.8 to the S-1).

 10.14*  Employment Agreement between Ray Chung and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.9 to the S-1).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 10.15*  Employment Agreement between M. Laurie Cummings and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.16*  Amendment No. 1 to Ellinwood Amended and Restated Employment
         Agreement, dated as of January 1, 1998, between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

 10.17* Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas O. Ellinwood and Van de Kamp's, Inc.
         (Incorporated by reference to Exhibit 10.16 to the S-1).
 10.18* Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incorporated by reference to Exhibit 10.17 to the S-1).

 10.19   Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc.
         and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
         10.32 to the S-1).

 10.20*  Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC,
         Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora
         Foods Holdings Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit 10.33 to the S-1).

 10.21*  Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC,
         Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora
         Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

 10.22*  Advisory Agreement, made as of April 8, 1998, between Fenway Partners,
         Inc. and Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc.,
         Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

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

 10.30   Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and
         Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the
         S-1).

 10.31*  1998 Employee Stock Purchase Plan (Incorporated by reference to
         Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

 10.32   Production Agreement, dated as of June 4, 1998, by and between Aurora
         Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 10.33*  1998 Long Term Incentive Plan (Incorporated by reference to Exhibit
         10.50 to the Aurora Foods Inc. Form 10-K for the fiscal year ended
         December 31, 1998).

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

 10.35 First Amendment, Forbearance and Waiver, dated as of March 29, 2000, to the Fifth Amended and Restated Credit Agreement dated November 1,
         1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative
         Agent for the Lenders, National Westminster Bank PLC, as Syndication
         Agent, and UBS AG, Stamford Branch, as Documentation Agent.

 10.36   Amendment, dated as of April 28, 2000, to the Fifth Amended and
         Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders,
         National Westminster Bank PLC, as Syndication Agent, and UBS AG,
         Stamford Branch, as Documentation Agent.

 10.37   Collective Bargaining Agreement between Lender's Bagel Bakery and
         Bakery, Confectionery and Tobacco Workers of America Local # 429--
         September 1, 1998 to August 31, 2001. (Incorporated by reference to
         Exhibit 10.35 of the 1999 10-K).

 10.38 Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as Borrower.

 10.39   Employment Agreement dated as of March 21, 2000, among Aurora Foods
         Inc. and Christopher T. Sortwell.

 27.1 Financial Data Schedule for the period ended March 31, 2000 submitted to the Securities and Exchange Commission in electronic format.

--------
*Represents management contracts or compensatory plans or arrangements

   (b) Reports on Form 8-K

 Date Filed

January 11 and
January 12, 2000           Amendments to 8-K in connection with the
                           Acquisition of Lender's Bagel business. The financial statements included with the 8-K/A's were as follows:

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

February 22, 2000          Press release announcing a special committee has
                           been formed to conduct an investigation into the Company's accounting practices.

March 3, 2000              Complaints filed against the Company and certain of
                           its officers and directors.

April 4, 2000              Press release announcing new management and
                           restatement of financial results.

April 20, 2000             The Company's sale of certain accounts receivable
                           and adjusted EBITDA.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AURORA FOODS INC.

                                                /s/ Christopher T. Sortwell
Date: May 15, 2000                        By: _________________________________
                                                  Christopher T. Sortwell
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer,
                                              Principal Financial Officer and
                                               Principal Accounting Officer)

 Exhibit
 Number                                  Exhibit
 -------                                 -------
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


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 2.15    Asset Purchase Agreement, dated as of March 10, 1999, by and among the
         Company and Sea Coast Foods, Inc., Galando Investments Limited
         Partnership, Carry-on Limited Partnership, Joseph Galando, Barbara J.
         Galando, Stanley J. Carey and Mary K. Carey. (Incorporated by
         reference to Exhibit 2.1 to the Form 10-Q for the quarter ended March
         31, 1999).

 2.16    Asset Purchase Agreement Dated September 24, 1999 between Aurora Foods
         Inc. and The Eggo Company. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. 8-K dated November 1, 1999).

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

 4.6     Form of Note Guarantee to be issued by future subsidiaries of Aurora
         Foods Inc. pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-4).

 4.7 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-
         1).

 4.8     Indenture dated as of July 1, 1998, governing the 8 3/4% Senior
         Subordinated Notes due 2008 by and between Aurora Foods Inc. and
         Wilmington Trust Company. (Incorporated by reference to Exhibit 4.13 to the S-1).

 4.9     Specimen Certificate of 8% Senior Subordinated Notes due 2008
         (Incorporated by reference to Exhibit 4.9 of the Aurora Foods Inc. 10-
         K for the fiscal year ended December 31, 1999. (the "1999 10-K")).

 4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

 4.11    Supplemental Indenture, governing the 9 7/8% Series D Senior
         Subordinated Notes due 2007, dated as of April 1, 1999, among Sea
         Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as
         Trustee. (Incorporated by reference to Exhibit 4.11 of the 1999 10-K).

 4.12    Supplemental Indenture, governing the 9 7/8% Series C Senior
         Subordinated Notes due 2007, dated as of April 1, 1999, among Sea
         Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as
         Trustee. (Incorporated by reference to Exhibit 4.12 of the 1999 10-K).

 4.13 Supplemental Indenture, governing the 8 3/4% Senior Subordinated Notes due 2008, dated as of April 1, 1999, among Sea Coast Foods, Inc.,
         Aurora Foods Inc. and Wilmington Trust Company, as Trustee.
         (Incorporated by reference to Exhibit 4.13 of the 1999 10-K).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 10.1    VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by
         reference to Exhibit 10.1 to S-1).

 10.2    Purchase Agreement, dated February 5, 1997, by and between Aurora
         Foods Inc. and Chase Securities, Inc. (Incorporated by reference to
         Exhibit 1.1 to the Aurora S-4).

 10.3* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro. (Incorporated by reference to
         Exhibit 10.5 to the Aurora S-4).

 10.4* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to
         Exhibit 10.6 to the Aurora S-4).

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

 10.10*  Amendment No. 1 to Ferraro Employment Agreement, dated as of January
         1, 1998, between Aurora Foods Inc. and Thomas J. Ferraro.
         (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.11*  Amendment No. 1 to Willett Employment Agreement, dated as of January
         1, 1998, between C. Gary Willett and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.13 to the S-1).

 10.12*  Employment Agreement between Ian R. Wilson and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.7 to the S-1).

 10.13*  Employment Agreement between James B. Ardrey and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.8 to the S-1).

 10.14*  Employment Agreement between Ray Chung and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.9 to the S-1).

 10.15*  Employment Agreement between M. Laurie Cummings and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.16*  Amendment No. 1 to Ellinwood Amended and Restated Employment
         Agreement, dated as of January 1, 1998, between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

 10.17* Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas O. Ellinwood and Van de Kamp's, Inc.
         (Incorporated by reference to Exhibit 10.16 to the S-1).
 10.18* Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incorporated by reference to Exhibit 10.17 to the S-1).

 10.19   Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc.
         and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
         10.32 to the S-1).


 Exhibit
 Number                                  Exhibit
 -------                                 -------
 10.20*  Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC,
         Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora
         Foods Holdings Inc. and Dartford Partnership L.L.C. (Incorporated by
         reference to Exhibit 10.33 to the S-1).

 10.21*  Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC,
         Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora
         Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

 10.22*  Advisory Agreement, made as of April 8, 1998, between Fenway Partners,
         Inc. and Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc.,
         Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

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

 10.30   Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and
         Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the
         S-1).

 10.31*  1998 Employee Stock Purchase Plan (Incorporated by reference to
         Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

 10.32   Production Agreement, dated as of June 4, 1998, by and between Aurora
         Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

 10.33*  1998 Long Term Incentive Plan (Incorporated by reference to Exhibit
         10.50 to the Aurora Foods Inc. Form 10-K for the fiscal year ended
         December 31, 1998).

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

 10.35 First Amendment, Forbearance and Waiver, dated as of March 29, 2000, to the Fifth Amended and Restated Credit Agreement dated November 1,
         1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative
         Agent for the Lenders, National Westminster Bank PLC, as Syndication
         Agent, and UBS AG, Stamford Branch, as Documentation Agent.

 10.36   Amendment, dated as of April 28, 2000, to the Fifth Amended and
         Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders,
         National Westminster Bank PLC, as Syndication Agent, and UBS AG,
         Stamford Branch, as Documentation Agent.


 Exhibit
 Number                                 Exhibit
 -------                                -------
 10.37   Collective Bargaining Agreement between Lender's Bagel Bakery and
         Bakery, Confectionery and Tobacco Workers of America Local # 429--
         September 1, 1998 to August 31, 2001. (Incorporated by reference to
         Exhibit 10.35 of the 1999 10-K).

 10.38 Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as Borrower.

 10.39   Employment Agreement dated as of March 21, 2000, among Aurora Foods
         Inc. and Christopher T. Sortwell.

 27.1 Financial Data Schedule for the period ended March 31, 2000 submitted to the Securities and Exchange Commission in electronic format.

--------
*Represents management contracts or compensatory plans or arrangements