Form 10-Q
period 2000-06-30
AURORA FOODS INC /DE/
filed 2000-08-15
CIK 1060024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q



(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000


                                       OR


    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from ___________ to ____________


                        Commission file number 333-50681
                               AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                         94-3303521
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 Or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing
Requirements for the past 90 days. Yes X   No____
                                      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the Latest practicable date.

                                                       Shares Outstanding
                                                         August 11, 2000
                                                     -----------------------
     Common stock, $0.01 par value                         67,114,531

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

See pages 2 through 17.

                               AURORA FOODS INC.
                                 BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                                            June 30,    December 31,
                                                                                                              2000         1999
                                                                                                              ----         ----
                                                                                                            (unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents...............................................................................  $    5,623  $      315
 Accounts receivable (net of $830 and $1,311 allowance, respectively)....................................      59,915      96,332
 Inventories ............................................................................................     124,360     123,967
 Prepaid expenses and other assets.......................................................................      12,476      21,876
 Current deferred tax assets.............................................................................      17,338      17,338
                                                                                                           ----------  ----------
  Total current assets...................................................................................     219,712     259,828
Property, plant and equipment, net.......................................................................     252,044     257,443
Deferred tax asset.......................................................................................      24,729       2,357
Goodwill and other intangible assets, net................................................................   1,285,861   1,294,995
Asset held for sale......................................................................................           -         800
Other assets.............................................................................................      35,201      35,693
                                                                                                           ----------  ----------
  Total assets...........................................................................................  $1,817,547  $1,851,116
                                                                                                           ==========  ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

 Senior secured term debt................................................................................  $  560,053   $  571,571
 Senior secured revolving debt facility..................................................................     170,600      105,600
 Senior subordinated notes...............................................................................     401,951      402,049
 Accounts payable........................................................................................      55,178       87,942
 Accrued liabilities.....................................................................................      98,796      105,192
                                                                                                           ----------   ----------
  Total current liabilities..............................................................................   1,286,578    1,272,354
 Other liabilities.......................................................................................       2,016        2,504
                                                                                                           ----------   ----------
  Total liabilities......................................................................................   1,288,594    1,274,858
                                                                                                           ----------   ----------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued or outstanding.........           -            -
 Common stock, $0.01 par value; 250,000,000 shares authorized; 67,114,531 and 67,049,811 shares issued
  and outstanding, respectively..........................................................................         671          670
 Paid-in capital.........................................................................................     648,474      648,254
 Promissory notes........................................................................................        (306)        (323)
 Accumulated deficit.....................................................................................    (119,886)     (72,343)
                                                                                                           ----------   ----------
  Total stockholders' equity.............................................................................     528,953      576,258
                                                                                                           ----------   ----------
  Total liabilities and stockholders' equity.............................................................  $1,817,547   $1,851,116
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

                               AURORA FOODS  INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                        June 30,       June 30,
                                                          2000           1999
                                                        --------       --------
                                                                    (as restated)
Gross sales...........................................  $239,507       $215,514
Coupons, returns and allowances.......................   (24,786)       (28,648)
                                                        --------       --------
Net sales.............................................   214,721        186,866
Cost of goods sold....................................   101,458         91,230
                                                        --------       --------

 Gross profit.........................................   113,263         95,636
                                                        --------       --------

Brokerage, distribution and marketing expenses:
 Brokerage and distribution...........................    25,045         23,635
 Trade promotions.....................................    41,806         30,224
 Consumer marketing...................................     9,849         10,261
                                                        --------       --------
Total brokerage, distribution and marketing expenses..    76,700         64,120

Amortization of goodwill and other intangibles........    10,729          9,292
Selling, general and administrative expenses..........    10,608          8,225
Other financial, legal and accounting expenses........     8,487              -
Columbus consolidation costs..........................     6,550              -
Transition expenses...................................        19          3,121
                                                        --------       --------
Total operating expenses..............................   113,093         84,758
                                                        --------       --------

 Operating income.....................................       170         10,878

Interest expense, net.................................    27,176         15,746
Amortization of deferred financing expense............       735            486
Other bank and financing expenses.....................       101             51
                                                        --------       --------

 Loss before income taxes.............................   (27,842)        (5,405)

Income tax expense (benefit)..........................    (8,909)        (1,675)
                                                        --------       --------

 Net loss.............................................  $(18,933)      $ (3,730)
                                                        ========       ========

Basic and diluted loss per share......................  $  (0.28)      $  (0.06)
                                                        ========       ========

Weighted average number of shares outstanding             67,050         67,016
                                                        ========       ========

                See accompanying notes to financial statements.

                               AURORA FOODS  INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                         Six Months Ended
                                                                     ------------------------
                                                                     June 30,       June 30,
                                                                       2000           1999
                                                                     --------       --------
                                                                                  (as restated)
Gross sales........................................................  $565,554       $472,175
Coupons, returns and allowances....................................   (68,825)       (64,043)
                                                                     --------       --------
Net sales..........................................................   496,729        408,132
Cost of goods sold.................................................   239,860        195,933
                                                                     --------       --------
  Gross profit.....................................................   256,869        212,199
                                                                     --------       --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution.......................................    59,384         45,565
  Trade promotions.................................................    96,207         72,683
  Consumer marketing...............................................    29,960         25,989
                                                                     --------       --------
Total brokerage, distribution and marketing expenses...............   185,551        144,237
Amortization of goodwill and other intangibles.....................    21,480         18,164
Selling, general and administrative expenses.......................    22,669         15,793
Other financial, legal and accounting expenses.....................    18,088              -
Columbus consolidation costs.......................................     6,550              -
Transition expenses................................................     1,384          7,398
                                                                     --------       --------
Total operating expenses...........................................   255,722        185,592
                                                                     --------       --------
  Operating income.................................................     1,147         26,607
Interest expense, net..............................................    51,547         30,328
Amortization of deferred financing expense.........................     1,443            882
Other bank and financing expenses..................................       188            103
                                                                     --------       --------
  Loss before income taxes and cumulative effect of
  change in accounting.............................................   (52,031)        (4,706)
Income tax expense (benefit).......................................   (16,649)        (1,458)
                                                                     --------       --------
  Loss before cumulative effect of change in accounting............   (35,382)        (3,248)
Cumulative effect of change in accounting, net of tax..............   (12,161)             -
                                                                     --------       --------
  Net loss.........................................................  $(47,543)      $ (3,248)
                                                                     ========       ========
Basic and diluted loss per share:
 Loss before cumulative effect of change on accounting.............  $  (0.53)      $  (0.05)
 Cumulative effect of change in accounting, net of tax.............     (0.18)             -
                                                                     --------       --------
  Net loss.........................................................  $  (0.71)      $  (0.05)
                                                                     ========       ========
Pro forma amounts assuming the change in accounting was
applied retroactively:
 Net loss..........................................................  $(35,382)      $ (3,152)
                                                                     ========       ========
 Basic and diluted loss per share:.................................  $  (0.53)      $  (0.05)
                                                                     ========       ========
Weighted average number of shares outstanding......................    67,050         67,016
                                                                     ========       ========

                See accompanying notes to financial statements.

                               AURORA FOODS  INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                          Three Months Ended
                                                                     ----------------------------
                                                                         March 31,        March 31,
                                                                           2000             1999
                                                                         --------         --------
                                                                       (as restated)    (as restated)
Gross sales........................................................      $326,047         $256,661
Coupons, returns and allowances....................................       (44,039)         (35,395)
                                                                         --------         --------
Net sales..........................................................       282,008          221,266
Cost of goods sold.................................................       138,402          104,703
                                                                         --------         --------
  Gross profit.....................................................       143,606          116,563
                                                                         --------         --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution.......................................        34,339           21,930
  Trade promotions.................................................        54,401           42,459
  Consumer marketing...............................................        20,111           15,728
                                                                         --------         --------
Total brokerage, distribution and marketing expenses...............       108,851           80,117
Amortization of goodwill and other intangibles.....................        10,751            8,872
Selling, general and administrative expenses.......................        12,061            7,568
Other financial, legal and accounting expenses.....................         9,601                -
Transition expenses................................................         1,365            4,277
                                                                         --------         --------
Total operating expenses...........................................       142,629          100,834
                                                                         --------         --------
  Operating income.................................................           977           15,729
Interest expense, net..............................................        24,371           14,582
Amortization of deferred financing expense.........................           708              396
Other bank and financing expenses..................................            87               52
                                                                         --------         --------
  Income (loss) before income taxes and cumulative effect
  of change in accounting..........................................       (24,189)             699
Income tax expense (benefit).......................................        (7,740)             217
                                                                         --------         --------
 Income (loss) before cumulative effect of change in accounting....       (16,449)             482
Cumulative effect of change in accounting, net of tax..............       (12,161)               -
                                                                         --------         --------

  Net income (loss)................................................      $(28,610)        $    482
                                                                         ========         ========
Basic and diluted earnings (loss) per share:
 Income (loss) before cumulative effect of change on accounting....      $  (0.25)        $   0.01
 Cumulative effect of change in accounting, net of tax.............         (0.18)               -
                                                                         --------         --------
  Net income (loss)................................................      $  (0.43)        $   0.01
                                                                         ========         ========
Pro forma amounts assuming the change in accounting was
applied retroactively:
 Net loss..........................................................      $(16,449)        $ (1,969)
                                                                         ========         ========
 Basic and diluted loss per share:.................................      $  (0.25)        $  (0.03)
                                                                         ========         ========
Weighted average number of shares outstanding......................        67,050           67,016
                                                                         ========         ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                       Additional
                                        Common Stock    Paid-in    Promissory   Accumulated
                                       --------------
                                       Shares  Amount   Capital       Notes       Deficit       Total
                                       ------  ------  ----------  -----------  ------------  ---------
Balance at December 31, 1999.........  67,050  $  670  $  648,254  $     (323)  $   (72,343)  $576,258

Employee Stock purchases.............      65       1         220           -             -        221

Payment on officer promissory notes..       -       -           -          17             -         17

Net loss.............................       -       -           -           -       (47,543)   (47,543)
                                       ------  ------  ----------  ----------   -----------   --------

Balance at June 30, 2000.............  67,115  $  671  $  648,474  $     (306)  $  (119,886)  $528,953
                                       ======  ======  ==========  ==========   ===========   ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                      Six Months Ended
                                                                                                 ---------------------------
                                                                                                   June 30,       June 30,
                                                                                                     2000           1999
                                                                                                 -----------   -------------
                                                                                                               (as restated)
Cash flows from operating activities:
 Net loss......................................................................................   $(47,543)     $  (3,248)
 Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation and amortization................................................................     35,357         25,606
  Deferred income taxes........................................................................    (16,649)        (1,457)
  Non-cash restructuring cost..................................................................      3,050              -
  Cumulative effect of change in accounting....................................................     12,161              -
  Change in assets and liabilities, net of effects of businesses acquired:
   (Increase) decrease in accounts receivable..................................................     15,999          8,675
   Accounts receivable sold....................................................................     20,418              -
   Increase in inventories.....................................................................       (659)          (842)
   (Increase) decrease in prepaid expenses and other assets....................................      9,261         (4,803)
   Increase (decrease) in accounts payable.....................................................    (32,764)       (16,013)
   Decrease in accrued liabilities.............................................................    (30,143)        (8,484)
   Decrease in other noncurrent liabilities....................................................       (489)             -
                                                                                                  --------      ---------
Net cash used in operating activities..........................................................    (32,001)          (566)
                                                                                                  --------      ---------

Cash flows from investing activities:
 Additions to property, plant and equipment....................................................     (6,973)       (12,972)
 Proceeds from asset sales.....................................................................      1,175             11
 Changes to other non-current assets and liabilities...........................................     (2,497)        (3,474)
 Payment for acquisition of business...........................................................     (7,984)       (75,128)
                                                                                                  --------      ---------
Net cash used in investing activities..........................................................    (16,279)       (91,563)
                                                                                                  --------      ---------

Cash flows from financing activities:
 Proceeds from senior secured revolving and term debt..........................................     65,000        229,651
 Repayment of borrowings.......................................................................    (11,517)      (134,750)
 Capital contributions, net of officer promissory notes........................................        237            438
 Debt issuance and equity raising costs........................................................       (132)        (2,323)
                                                                                                  --------      ---------
Net cash provided by financing activities......................................................     53,588         93,016
                                                                                                  --------      ---------

Increase in cash and cash equivalents..........................................................      5,308            887
Cash and cash equivalents, beginning of period.................................................        315            354
                                                                                                  --------      ---------

Cash and cash equivalents, end of period.......................................................   $  5,623      $   1,241
                                                                                                  ========      =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Restatements

Prior to the issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three and six month periods ended June 30, 1999, have been included in the condensed consolidated financial statements included herein.

For the three months ended June 30, 1999, these misstatements primarily understated trade promotions expense by $3.6 million, overstated net sales by $7.7 million, understated brokerage and distribution expense by $1.6 million, understated consumer marketing expense by $1.1 million and understated cost of goods sold by $3.9 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $6.9 million, recording a tax benefit of $1.7 million.

For the six months ended June 30, 1999, these misstatements primarily understated trade promotions expense by $11.7 million, overstated net sales by $14.5 million, overstated brokerage and distribution expense by $1.1 million, understated consumer marketing expense by $0.2 million and understated cost of goods sold by $4.4 million. After adjusting for the misstatements, the Company restated its income tax provision, reducing income tax expense by $11.8 million, recording a tax benefit of $1.5 million.

A summary of the effects of the restatement to the balance sheet is set forth in
Note 9.

The restatements are a result of an investigation conducted by a special committee "(the "Special Committee") formed by the Company's Board of Directors. The Special Committee retained legal counsel, which retained an independent accounting firm to assist in the investigation. The Board of Directors has determined that the Special Committee's role in the investigation has been concluded. All further matters related to this investigation will be addressed by the Board of Directors. The company has been incurring, and continues to incur, charges in connection with this investigation. In addition, as a result of the restatements, the Company was in default of a number of provisions of its credit agreement and is in default under its senior subordinated notes indentures (see Note 5). The Company has been incurring, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its defaults and other charges related to amending its financing facilities. These charges are expensed when incurred and reflected in the Company's statements of operations.

Accounting Change

During the three month period ended June 30, 2000, effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies no later than the fourth quarter of 2000, has the effect of accelerating the recognition of certain marketing expense as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. After adopting EITF 00-14 the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to Coupons, returns and allowances in the accompanying Statement of Operations, as a component of Net Sales. The similar expense items in prior year comparable periods have been reclassified to conform to the current period's presentation.

As a result of this change in accounting, results for the three months ended March 31, 2000 have been restated to reflect the change effective as of January 1, 2000 and the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as expense in the restated Statement of Operations for the three months ended March 31, 2000 and the Statement of Operations for the six months ended June 30, 2000.

If this change been applied retroactively in 1999, the pro forma impact on the results of operations for the three months ended March 31, 1999 would have been a decrease in net sales and gross profit of $2,156,000 and a decrease in operating income of $3,551,000. The pro forma impact on the three month period ended June 30 ,1999 would have been an increase in net sales and gross profit of $2,618,000 and an increase in operating income of $3,689,000. For the six months ended June 30, 1999, the pro forma impact of retroactive application of the accounting change would have been an increase in net sales and gross profit of $462,000 and an increase in operating income of $138,000. The above pro forma effects are reflected in the pro forma information contained in Note 3.

Interim Financial Statements

The interim financial statements of the Company included herein, have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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


NOTE 2 - COLUMBUS OFFICE CONSOLIDATION

During the second quarter of 2000, the Company announced its intention to consolidate its administrative offices and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The Columbus office had been responsible for administration of the Company's Dry Grocery Segment. A reserve and charge to expense of $6,550,000 has been recorded in the second quarter for costs associated with this closing and has been presented separately as Columbus consolidation costs in the accompanying Statements of Operations. The primary components of the charge were amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.9 million, a non-cash charge for leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $0.6 million. The consolidation began during the second quarter and is expected to be substantially complete by September 30, 2000 except for the payment of certain benefits associated with severance of the affected employees and office lease costs.


NOTE 3 - ACQUISITIONS

The Company acquired 100% of the common stock of Seacoast on April 1, 1999 and the Lender's assets on November 1, 1999. During the three month period ended June 30, 2000, amounts due pursuant to an "earn-out" clause of the Seacoast acquisition agreement were finalized and the Company paid an additional $7.9 million in purchase price which was recorded as additional goodwill.

Had the Lender's and Seacoast acquisitions and related financings taken place January 1, 1999, and had the change in accounting described in Note 1 been applied retroactively to 1999, the unaudited pro forma results of operations for the three and six month periods ended June 30, 1999 as compared to the similar periods in 2000 would have been as follows (in thousands):

                                        Three Months Ended June 30,
                                       ----------------------------
                                         2000              1999
                                       --------        -----------
                                       (actual)        (pro forma)
          Net sales                    $214,721          $232,859
                                       ========          ========
          Gross profit                 $113,263          $120,224
                                       ========          ========
          Operating income             $    170          $ 19,483
                                       ========          ========

                                         Six Months Ended June 30,
                                       ----------------------------
                                         2000              1999
                                       --------        -----------
                                       (actual)        (pro forma)
          Net sales                    $496,729          $517,936
                                       ========          ========
          Gross profit                 $256,869          $266,573
                                       ========          ========
          Operating income             $  1,147          $ 35,895
                                       ========          ========

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations had the acquisitions and accounting change taken place at the beginning of the fiscal periods presented or of future results of operations.


NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                       June 30,        December 31,
                                         2000              1999
                                       --------        ------------
Raw materials                          $ 26,666          $ 29,187
Work in process                             430             1,262
Finished goods                           87,494            83,900
Packaging and other supplies              9,770             9,618
                                       --------          --------

                                       $124,360          $123,967
                                       ========          ========

NOTE 5 - DEBT

Senior Secured Debt

As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreement covering its senior secured debt. The Company and the lenders amended this agreement to provide:

 .    for the sale by the Company of accounts receivable;
 .    amended financial covenants;
 .    waiver of certain existing defaults of covenants and breaches of representations and warranties;
 .    until the defaults are cured or waived, a forbearance from exercising remedies that are available as a result of the Company's defaults under the Indentures governing the senior subordinated debt until September 30, 2000; or, if earlier, in the event that the senior subordinated debt would be accelerated; and
 .    the interest rate on borrowings made pursuant to the facility.

Senior Subordinated Debt

As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures. The Company has initiated discussions with the senior subordinated debtholders to obtain consents for amendments to the indentures and waivers of past defaults thereunder.


NOTE 6 - EARNINGS PER SHARE

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

As none of the currently outstanding stock options have a potentially dilutive effect, the income or loss amounts and the weighted averages shares outstanding contained in the Statements of Operations were used to compute both the basic and diluted earnings (loss) per share.

NOTE 7- SEGMENT INFORMATION

The Company groups its business in two operating segments; dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix products, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products , Celeste(R) frozen pizza products, Chef's Choice(R) frozen skillet meals and Lender's(R) bagel products.

The following table presents a summary of operations by segment (in thousands):

                                           Three Months Ended                               Six Months Ended
                                    ---------------------------------             ---------------------------------
                                      June 30,             June 30,                 June 30,             June 30,
                                        2000                 1999                     2000                 1999
                                    ------------         ------------             ------------         ------------
                                                         (as restated)                                 (as restated)
Net sales:
Dry grocery                         $     73,827         $     91,607             $    166,657         $    176,898
Frozen food                              140,894               95,259                  330,072              231,234
                                    ------------         ------------             ------------         ------------
  Total                             $    214,721         $    186,866             $    496,729         $    408,132
                                    ============         ============             ============         ============

Operating income (loss):
Dry grocery                         $     (8,374)        $      9,044             $     (6,332)        $     17,857
Frozen food                                8,544                1,834                    7,479                8,750
                                    ------------         ------------             ------------         ------------
  Total                             $        170         $     10,878             $      1,147         $     26,607
                                    ============         ============             ============         ============

Total assets:
Dry grocery                         $    832,864         $    863,137             $    832,864         $    863,137
Frozen food                              984,683              658,705                  984,683              658,705
                                    ------------         ------------             ------------         ------------
  Total                             $  1,817,547         $  1,521,842             $  1,817,547         $  1,521,842
                                    ============         ============             ============         ============

Depreciation and amortization:
Dry grocery                         $      7,519         $      6,629             $     14,579         $     12,780
Frozen food                               11,012                7,179                   20,778               12,826
                                    ------------         ------------             ------------         ------------
  Total                             $     18,531         $     13,808             $     35,357         $     25,606
                                    ============         ============             ============         ============

Capital expenditures:
Dry grocery                         $        904         $      4,295             $      1,804         $      7,696
Frozen food                                2,533                2,273                    5,169                5,276
                                    ------------         ------------             ------------         ------------
  Total                             $      3,437         $      6,568             $      6,973         $     12,972
                                    ============         ============             ============         ============

NOTE 8 - CONTINGENCIES

  As of May 10, 2000, the Company has been served with eighteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's securities during various periods, all of which fall between October 28, 1998 and April 2, 2000. The Company believes that additional purported class action lawsuits similar to those described above have been or may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

  While it is not feasible to predict or determine the final outcome of these actions or similar actions, including any governmental proceedings, that could arise, or to estimate the amounts or potential range of loss or liabilities with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flow.

  Pursuant to the Company's articles of incorporation, and certain of its contractual obligations, the Company has agreed to indemnify its officers and directors and certain other employees under certain circumstances against claims and expenses arising from such proceedings. The Company may be obligated to indemnify certain of its officers and directors for the costs they may incur as a result of these proceedings.

  The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 9 - RESTATEMENT

As described in Note 1, the June 30, 1999 financial statements have been restated and the Statements of Operations have been presented, as restated. A summary of the effects of the restatement of the June 30, 1999 Consolidated Balance Sheet follows (in thousands, except share and per share data):

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                    June 30, 1999
                                                                         ---------------------------------
                                                                          As Previously
                                                                             Reported        As Restated
                                                                         ---------------   ---------------
                           ASSETS

Current assets:
 Cash and cash equivalents........................................         $    1,422        $    1,241
 Accounts receivable, net.........................................            113,288            81,032
 Inventories......................................................             89,858            91,002
 Prepaid expenses and other assets................................             11,411            11,767
  Current deferred tax assets.....................................             22,149            21,815
                                                                           ----------        ----------
  Total current assets............................................            238,128           206,857
Property, plant and equipment, net................................            165,624           162,135
Deferred tax asset................................................                  -             2,696
Goodwill and other intangible assets, net.........................          1,122,681         1,119,303
Asset held for sale...............................................                  -               800
Other assets......................................................             31,113            30,051
                                                                           ----------        ----------
  Total assets....................................................         $1,557,546        $1,521,842
                                                                           ==========        ==========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current portion of senior secured term debt......................         $   20,283        $   20,283
 Senior secured revolving debt facility...........................             93,350            93,350
 Accounts payable.................................................             52,258            52,597
 Accrued liabilities..............................................             46,592            77,253
                                                                           ----------        ----------
  Total current liabilities.......................................            212,483           243,483

 Non-current deferred tax liabilities.............................             23,921                 -
 Other liabilities................................................             11,801            11,801
 Senior secured term debt.........................................            287,116           287,116
 Senior subordinated notes........................................            402,149           402,149
                                                                           ----------        ----------
  Total liabilities...............................................            937,470           944,549
                                                                           ----------        ----------
Stockholders' equity:
 Preferred stock, $0.01 par value; 25,000,000 shares authorized;
  no shares issued or outstanding.................................                  -                 -
 Common stock, $0.01 par value; 250,000,000 shares authorized;
  67,016,173 shares issued and outstanding........................                670               670
 Paid-in capital..................................................            648,104           648,104
 Promissory notes.................................................               (339)             (339)
 Accumulated deficit..............................................            (28,359)          (71,142)
                                                                           ----------        ----------
   Total stockholders' equity.....................................            620,076           577,293
                                                                           ----------        ----------
   Total liabilities and stockholders' equity.....................         $1,557,546        $1,521,842
                                                                           ==========        ==========

NOTE 10 - SALE OF ACCOUNTS RECEIVABLE

In April 2000, the Company entered into a one-year agreement to sell on a periodic basis, specified accounts receivable in amounts up to $60 million. The use of any proceeds from the sale of such specified receivables is restricted to payments for the purchase of assets and repayment of debt. As of June 30, the Company had received a net $20.4 million from the sale of accounts receivable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1999.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements in Item I included herein. Unless otherwise noted, years (2000 and 1999) in this discussion refer to the Company's three month and six month periods ending on June 30.

Restatements

Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon examination, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were improperly deferred into future periods and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three and six month periods ended June 30, 1999 have been included in the condensed consolidated financial statements included herein.

For the three months ended June 30, 1999, these misstatements primarily understated trade promotions expense by $3.6 million, overstated net sales by $7.7 million, understated brokerage and distribution expense by $1.6 million, understated consumer marketing expense by $1.1 million and understated cost of goods sold by $3.9 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $6.9 million, recording a tax benefit of $1.7 million.

For the six months ended June 30, 1999, these misstatements primarily understated trade promotions expense by $11.7 million, overstated net sales by $14.5 million, overstated brokerage and distribution expense by $1.1 million, understated consumer marketing expense by $0.2 million and understated cost of goods sold by $4.4 million. After adjusting for the misstatements, the Company restated its income tax provision, reducing income tax expense by $11.8 million, recording a tax benefit of $1.5 million.

Results of Operations Three Months Ended June 30

     The following table sets forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's and Seacoast acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14, Accounting for Certain Sales Incentives, had been adopted as of January 1, 1999. Certain amounts from prior years, including amounts related to the adoption of EITF 00-14, Accounting for Certain Sales Incentives, have been reclassified to conform to the Company's current year presentation, and financial information for the three months ended June 30, 1999 has been restated as discussed above.

                               AURORA FOODS INC.
                           Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                                               Pro Forma Three
                                                              Actual Three Months Ended                          Months Ended
                                                    ----------------------     ----------------------       ---------------------
                                                       June 30, 2000              June 30, 1999                 June 30, 1999
                                                    ----------------------     ----------------------       ---------------------
                                                                                 (as restated) (1)            (as restated) (1)
 Gross Sales                                        $239,507      111.5  %     $215,514      115.3  %       $265,348     114.0  %
 Coupons, returns and allowances                     (24,786)     (11.5)        (28,648)     (15.3)          (32,489)    (14.0)
                                                    --------      -----        --------      -----          --------     -----
 Net Sales                                           214,721      100.0         186,866      100.0           232,859     100.0
 Cost of goods sold                                  101,458       47.3          91,230       48.8           112,635      48.4
                                                    --------      -----        --------      -----          --------     -----
 Gross Profit                                        113,263       52.7          95,636       51.2           120,224      51.6
                                                    --------      -----        --------      -----          --------     -----
 Brokerage, distribution and
      marketing expenses:
      Brokerage and distribution                      25,045       11.6          23,635       12.6            30,831      13.2
      Trade promotions                                41,806       19.5          30,224       16.2            34,858      15.0
      Consumer marketing                               9,849        4.6          10,261        5.5            10,285       4.4
                                                    --------      -----        --------      -----          --------     -----
 Total brokerage, distribution and
      marketing expenses:                             76,700       35.7          64,120       34.3            75,974      32.6

 Amortization of goodwill and
      other intangibles                               10,729        5.0           9,292        5.0            10,442       4.5
 Selling, general and administrative
      expenses                                        10,608        4.9           8,225        4.4            11,205       4.8
 Other financial, legal and
      accounting expenses                              8,487        4.0               -        0.0                 -       0.0
 Columbus consolidation costs                          6,550        3.1               -        0.0                 -       0.0
 Transition expenses                                      19        0.0           3,121        1.7             3,120       1.3
                                                    --------      -----        --------      -----          --------     -----
 Total operating expenses                            113,093       52.7          84,758       45.4           100,741      43.2
                                                    --------      -----        --------      -----          --------     -----
 Operating income                                        170       (0.0)         10,878        5.8            19,483       8.3

 Interest and other financing
 expenses, net                                        28,012       13.0          16,283        8.7            22,460       9.6
                                                    --------      -----        --------      -----          --------     -----
 Income (loss) before income taxes                   (27,842)     (13.0)         (5,405)      (2.9)           (2,977)     (1.3)
 Income tax expense (benefit)                         (8,909)      (4.2)         (1,675)      (0.9)           (1,523)     (0.7)
                                                    --------      -----        --------      -----          --------     -----
 Net income (loss)                                  $(18,933)      (8.8)       $ (3,730)      (2.0)         $ (1,454)     (0.6)
                                                    ========      =====        ========      =====          ========     =====

 Earnings per share                                 $  (0.28)       N/A        $  (0.06)       N/A          $  (0.02)      N/A
                                                    ========      =====        ========      =====          ========     =====
 EBITDA (2)                                         $ 17,301        8.1  %     $ 23,899       12.8  %       $ 35,153      15.1  %
                                                    ========      =====        ========      =====          ========     =====
 Adjusted EBITDA (3)                                $ 32,356       15.1  %     $ 26,464       14.2  %       $ 42,063      18.1  %
                                                    ========      =====        ========      =====          ========     =====
 Adjusted EPS (4)                                   $  (0.13)       N/A        $  (0.02)       N/A          $      -       N/A
                                                    ========      =====        ========      =====          ========     =====

(1) As restated. See "--Restatements" and Notes 1 and 9 to the condensed consolidated financial statements.
(2) EBITDA is defined as net income (loss) plus income tax expense (benefit), interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
(3) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses. In addition, for pro forma purposes in each of the first two quarters of 1999, adjusted EBITDA excludes $4,789 of charges made by Kellogg's to the Lender's business to reflect an allocation of Kellogg's corporate selling, general and administrative expenses and to reflect overhead on a Lender's facility that was not purchased by the Company. These costs will not be incurred by the Company on an ongoing basis. The Company has included $1,000 as incremental selling, general and administrative expenses in each of the first two quarters of 1999 as its estimate of the incremental expenses associated with operating the Lender's business.
(4) Adjusted EPS is defined as earnings (loss) per share plus the per share after tax effect of other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 (as restated)

  The following table sets forth certain historical results of operations data by division for the three months ended June 30, 2000 and 1999 (as restated):

                                                                        Three Months Ended June 30,
                                                                ------------------------------------------
                                                                       2000                     1999
                                                                -------------------      -----------------
                                                                 Frozen       Dry         Frozen     Dry
                                                                --------    -------      -------   -------
Net Sales                                                       $140,894    $73,827      $95,259   $91,607
Cost of Goods Sold                                                66,785     34,673       50,085    41,145
Gross Profit                                                    --------    -------      -------   -------
                                                                  74,109     39,154       45,174    50,462
                                                                --------    -------      -------   -------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                   16,117      8,928       12,044    11,590
     Trade promotions                                             24,942     16,864       15,702    14,523
     Consumer marketing                                            5,420      4,429        5,297     4,964
                                                                --------    -------      -------   -------
Total brokerage, distribution and marketing expenses              46,479     30,221       33,043    31,077
Amortization of goodwill and other intangibles                     5,265      5,464        4,104     5,188
Selling, general and administrative expenses                       8,233      2,375        6,127     2,098
Other financial, legal and accounting expenses (1)                 5,569      2,918            0         0
Columbus consolidation costs                                           0      6,550            0         0
Transition expenses                                                   19          0           66     3,055
                                                                --------    -------      -------   -------
          Total operating expenses                                65,565     47,528       43,340    41,418
                                                                --------    -------      -------   -------
Operating income (loss)                                         $  8,544    $(8,374)     $ 1,834   $ 9,044
                                                                ========    =======      =======   =======

(1) Other financial, legal and accounting expenses were allocated to each division based on the percentage of each division's net sales to total net sales.

     Net Sales. Net sales increased from $186.9 million in 1999 to $214.7 million in 2000, or 14.9%, due to increased net sales in the frozen foods division partially offset by lower net sales in the dry grocery division.

     Frozen Foods. Frozen foods division net sales increased from $95.3 million in 1999 to $140.9 million in 2000, or 47.8%, due primarily to the acquisition of Lender's(R) in November 1999 and reduced coupons and allowances, partly resulting from the inconsistency in accounting for the recognition of coupon expense in 1999, following adoption of the change in accounting required by EITF 00-14. These were offset in part by the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

     Dry Grocery. Dry grocery division net sales decreased from $91.6 million in 1999 to $73.8 million in 2000, or 19.4%, principally because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

  Gross Profit. Gross profit increased from $95.6 million in 1999 to $113.3 million in 2000, an increase of 18.4%, due to increased gross profit in the frozen foods division partially offset by lower gross profit in the dry grocery division. As a percentage of net sales, gross profit increased from 51.2% in 1999 to 52.7% in 2000. The increase in gross profit as a percentage of net sales was driven primarily by an increase in the frozen foods division.

     Frozen Foods. Gross profit increased from $45.2 million in 1999 to $74.1 million in 2000, an increase of 64% due primarily to the acquisition of Lender's(R) in November 1999. As a percentage of net sales, gross profit increased from 47.4% in 1999 to 52.6% in 2000. This increase in gross profit as a percentage of net sales was due to lower coupons and allowances, partly resulting from the inconsistency in accounting for the recoginition of coupon expense in 1999, following adoption of the change in accounting required by EITF 00-14 and a result of eliminating the discounting associated with heavy quarter-end loading in prior periods. In addition, the Lenders volume (acquired in November, 1999) has a higher than average gross margin.

     Dry Grocery. Gross profit decreased from $50.5 million in 1999 to $39.2 million in 2000, a decrease of 22.4% due primarily to the decrease in net sales. As a percentage of net sales, gross profit decreased from 55.1% in 1999 to 53.0% in 2000. The decrease in gross profit as a percentage of net sales was due primarily to an unfavorable sales mix, as the sales decline was more pronounced in the higher margin breakfast products.

  Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $64.1 million in 1999 to $76.7 million in 2000, or 19.6%. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 34.3% of net sales in 1999 to 35.7% of net sales in 2000 due primarily to increases as a percentage of net sales in the dry grocery division that were partially offset by decreases in the frozen foods division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, decreased from 12.6% of net sales in 1999 to 11.6% of net sales in 2000 due primarily to lower term discounts in the frozen division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 16.2% of net sales in 1999 to 19.5% of net sales in 2000 due to increased slotting fees amortization expense resulting from prior year spending being amortized over contract periods in the dry grocery division.

     Frozen Foods. Brokerage, distribution and marketing expenses increased from $33.0 million in 1999 to $46.5 million in 2000, an increase of 40.7%, due primarily to the acquisition of Lender's(R) in November 1999. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 34.7% of net sales in 1999 to 33.0% of net sales in 2000. Trade promotions expense increased from 16.5% of net sales in 1999 to 17.7% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to increased focus on performance based trade promotions. Brokerage and distribution expenses decreased from 12.6% of net sales 1999 to 11.4% of net sales in 2000. This decrease is due primarily to reduced term discounts and the appointment of Marketing Specialists as the national broker for retail accounts, thereby reducing overall brokerage costs.

     Dry Grocery. Brokerage, distribution and marketing expenses decreased from $31.1 million in 1999 to $30.2 million in 2000, a decrease of 2.8%. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 33.9% in 1999 to 40.9% in 2000. This increase was driven primarily by increases in trade promotions. Trade promotions expense increased from 15.9% of net sales in 1999 to 22.8% of net sales in 2000. This increase is due primarily to slotting fee amortization expense noted above and a sales mix shift to products with higher than average promotion spending.

  Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $9.3 million in 1999 to $10.6 million in 2000 due to the impact of the acquisition of the Lender's(R) business.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $8.2 million in 1999 to $10.6 million in 2000, or 29.0%, due primarily to the incremental costs necessary to manage the acquired Lender's(R) business, the costs related to the employment of new management and other compensation related costs.

  Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation and similar proceedings, defaults under its loan agreements and related matters (see --"Restatements"), the Company has incurred, and continues to incur financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $8.5 million for the three months ended June 30, 2000, are expensed when incurred by the Company.

  Columbus Consolidation Costs. During the second quarter of 2000, the Company announced its intention to consolidate its administrative office and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The charge in the quarter of $6.6 million primarily represents the estimated costs of employee severance, the non-cash write-off of leasehold improvements and capitalized software that will no longer be used and estimated unrecovered office lease costs. The consolidation is expected to be substantially completed by September 30, 2000 with the exception of the payment of certain employee severance related costs and office lease costs.

  Transition Expenses. The Company incurred $3.1 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. These expenses represent one-time costs incurred to integrate acquired businesses and were not significant in 2000.

  Operating Income. Operating income decreased from $10.9 million in 1999 to $0.2 million in 2000. Operating income in 2000 was affected by the $8.5 million of other financial, legal and accounting expenses and $6.6 million of Columbus consolidaton costs and by transition expenses in 1999. Before giving effect to other financial, legal and accounting expenses and transition expenses, operating income increased from $14.0 million in 1999 to $15.2 million in 2000.

  Interest and Other Financing Expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $16.3 million in 1999 to $28.0 million in 2000, or 72.0%. The increase was due primarily to the additional debt associated with the acquisition of Lender's(R) in November 1999. In addition, higher interest rates and an increased debt level in 2000 contributed to higher interest expense.

  Net (Loss). The Company incurred a net loss of $3.7 million in 1999 compared to a net loss of $18.9 million in 2000. The loss in 2000 included the other financial, legal and accounting expenses along with Columbus consolidation costs and transition expenses and was impacted by the overall decline in operating income described above.

Three Months Ended June 30, 2000 Compared to the Pro Forma Three Months Ended June 30, 1999 (as restated)

  The following table sets forth results of operations data by division for the three months ended June 30, 2000 and the pro forma results for the three months ended June 30, 1999 (as restated) as if the Chef's Choice(R) and Lender's(R) acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14 had been adopted January 1, 1999:

                                                                        Three Months Ended June 30,
                                                                ------------------------------------------
                                                                       2000              1999 (Pro forma)
                                                                -------------------      -----------------
                                                                 Frozen       Dry         Frozen     Dry
                                                                --------    -------      -------   -------
Net Sales                                                       $140,894    $73,827     $141,006   $91,853
Cost of Goods Sold                                                66,785     34,673       71,490    41,145
                                                                --------    -------      -------   -------
     Gross Profit                                                 74,109     39,154       69,516    50,708
                                                                --------    -------     --------   -------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                   16,117      8,928       19,241    11,590
     Trade promotions                                             24,942     16,864       20,336    14,523
     Consumer marketing                                            5,420      4,429        5,489     4,796
                                                                --------    -------     --------   -------
Total brokerage, distribution and marketing expenses              46,479     30,221       45,065    30,909
Amortization of goodwill and other intangibles                     5,265      5,464        5,254     5,188
Selling, general and administrative expenses                       8,233      2,375        9,107     2,098
Other financial, legal and accounting expenses (1)                 5,569      2,918            0         0
Columbus consolidation costs                                           0      6,550            0         0
Transition expenses                                                   19          0           66     3,054
                                                                --------    -------     --------   -------
     Total operating expenses                                     65,565     47,528       54,492    41,249
                                                                --------    -------     --------   -------
Operating income (loss)                                         $  8,544    $(8,374)    $ 10,024   $ 9,459
                                                                ========    =======     ========   =======

(1) Other financial, legal and accounting expenses were allocated to each division based on the percentage of each division's net sales to total net sales.

  Pro Forma Net Sales. On a pro forma basis, net sales decreased from $232.9 million in 1999 to $214.7 million in 2000, or 7.8%. The decline in net sales was attributable primarily to the decline in the dry grocery division.

     Frozen Foods. On a pro forma basis, frozen foods division net sales decreased from $141.0 million in 1999 to $140.9 million in 2000 due to the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices, partially offset by reduced coupons and allowances.

     Dry Grocery. On a pro forma basis, dry grocery division net sales decreased from $91.9 million in 1999 to $73.8 million in 2000, or 19.6%, principally because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

  Pro Forma Gross Profit. On a pro forma basis, gross profit decreased from $120.2 million in 1999 to $113.3 million in 2000, or 5.8%. As a percentage of net sales, pro forma gross profit increased from 51.6% in 1999 to 52.7% in 2000.

     Frozen Foods. On a pro forma basis, frozen foods division gross profit increased from $69.5 million in 1999 to $74.1 million in 2000. The increase was primarily due to lower coupons and allowances, the elimination of the discounting associated with heavy quarter-end loading in prior years.

     Dry Grocery. Gross profit decreased from $50.7 million in 1999 to $39.2 million in 2000, a decrease of 22.8% due primarily to the decrease in net sales. As a percentage of net sales, gross profit decreased from 55.2% in 1999 to 53.0% in 2000. The decrease in gross profit as a percentage of net sales was due primarily to unfavorable sales mix, as the sales decline was more pronounced in the higher margin breakfast products.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased from $76.0 million in 1999 to $76.7 million in 2000, an increase of 1.0%. As a percentage of net sales, pro forma brokerage, distribution and marketing expenses increased from 32.6% of net sales in 1999 to 35.7% of net sales in 2000.

     Frozen Foods. On a pro forma basis, brokerage, distribution and marketing expenses increased from $45.1 million in 1999 to $46.5 million in 2000, or 3.1%. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 32.0% in 1999 to 33.0% in 2000 due to an increase in trade promotions as a percent of sales offset in part by a decrease in brokerage and distribution as a percent of net sales. The decrease in brokerage and distribution results from reduced term discounts and the appointment of Marketing Specialists as the national broker for retail accounts, thereby reducing overall brokerage costs. The increased trade promotion results from increased focus on performance based trade promotions.

     Dry Grocery. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $30.9 million in 1999 to $30.2 million in 2000, or 2.2%. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 33.7% in 1999 to 40.9% in 2000. This increase was driven primarily by increases in trade promotions, which increased primarily due to slotting amortization expense and a sales mix shift to products with higher than average promotion spending.

  Pro Forma Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation and similar proceedings, defaults under its loan agreements and related matters (see--"Restatements"), the Company has incurred, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $8.5 million for the three months ended June 30, 2000, are expensed when incurred by the Company.

  Pro Forma Columbus Consolidation Costs. During the second quarter of 2000, the Company announced its intention to consolidate its administrative office and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The charge in the quarter of $6.6 million primarily represents the estimated costs of employee severance, the non-cash write-off of leasehold improvements and capitalized software that will no longer be used and estimated unrecovered office lease costs. The consolidation is expected to be substantially completed by September 30, 2000 with the exception of the payment of certain employee severance related costs and office lease costs.

  Pro Forma Transition Expenses. The Company incurred $3.1 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. These expenses represent one-time costs incurred to integrate acquired business and were not significant in 2000.

  Pro Forma Operating (Loss) Income. On a pro forma basis, operating income decreased from $19.5 million in 1999 to $0.2 million in 2000. Excluding the effects of the other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses in both years, operating income decreased from $19.8 million in 1999 to $15.2 million in 2000, a decrease of 23.1%.

  Pro Forma Interest and Other Financing Expenses. On a pro forma basis, the aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $22.5 million in 1999 to $28.0 million in 2000. This increase is due to higher interest rates on the floating rate debt and an increased debt level in 2000.

  Pro Forma Income Tax Expense. On a pro forma basis, the income tax benefit recorded increased from $1.5 million in 1999 to $8.9 million in 2000. The effective tax rate for 1999 was 51.2%, which was impacted favorably by certain state tax credits applied for by the Company that increase the pro forma income tax benefit. The effective tax rate for 2000 was 32.0%.

Results of Operations Six Months Ended June 30

    The following table sets forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's and Seacoast acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14, Accounting for Certain Sales Incentives had been adopted as of January 1, 1999. Certain amounts from prior years, including amounts related to the adoption of EITF 00-14, Accounting for Certain Sales Incentives, have been reclassified to conform to the Company's current year presentation, and financial information for the six months ended June 30, 1999 has been restated as discussed above.

                               AURORA FOODS INC.
                           Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                                            Pro Forma Six
                                                           Actual Six Months Ended                          Months Ended
                                              ------------------------------------------------          --------------------
                                                 June 30, 2000                June 30, 1999                 June 30, 1999
                                              --------------------         -------------------          --------------------
                                                                            (as restated) (1)             (as restated) (1)
 Gross Sales                                  $565,554       113.9  %      $472,175      115.7  %       $599,845       115.8  %
 Coupons, returns and allowances               (68,825)      (13.9)         (64,043)     (15.7)          (81,909)      (15.8)
                                              --------       -----         --------      -----          --------       -----
 Net Sales                                     496,729       100.0          408,132      100.0           517,936       100.0
 Cost of goods sold                            239,860        48.3          195,933       48.0           251,363        48.5
                                              --------       -----         --------      -----          --------       -----
 Gross Profit                                  256,869        51.7          212,199       52.0           266,573        51.5
                                              --------       -----         --------      -----          --------       -----
 Brokerage, distribution and
     marketing expenses:
     Brokerage and distribution                 59,384        12.0           45,565       11.2            62,563        12.1
     Trade promotions                           96,207        19.4           72,683       17.8            88,232        17.0
     Consumer marketing                         29,960         6.0           25,989        6.3            29,577         5.7
                                              --------       -----         --------      -----          --------       -----
 Total brokerage, distribution and
     marketing expenses:                       185,551        37.4          144,237       35.3           180,372        34.8

 Amortization of goodwill and
     other intangibles                          21,480         4.3           18,164        4.5            20,782         4.0
 Selling, general and administrative
     expenses                                   22,669         4.6           15,793        3.9            22,126         4.3
 Other financial, legal and
     accounting expenses                        18,088         3.6                -        0.0                 -         0.0
 Columbus consolidation costs                    6,550         1.3                -        0.0                 -         0.0
 Transition expenses                             1,384         0.3            7,398        1.8             7,398         1.3
                                              --------       -----         --------      -----          --------       -----
 Total operating expenses                      255,722        51.5          185,592       45.5           230,678        44.6
                                              --------       -----         --------      -----          --------       -----

 Operating income                                1,147         0.2           26,607        6.5            35,895         6.9

 Interest and other financing
 expenses, net                                  53,178        10.7           31,313        7.7            44,679         8.6
                                              --------       -----         --------      -----          --------       -----

 Income (loss) before income taxes
 and cumulative change in accounting           (52,031)                      (4,706)                      (8,784)
                                                             (10.5)                       (1.2)                         (1.7)
 Income tax expense (benefit)                  (16,649)       (3.4)          (1,458)      (0.4)           (3,526)       (0.7)
                                              --------       -----         --------      -----          --------       -----

 Loss before cumulative effect of
     change in accounting                      (35,382)       (7.1)          (3,248)      (0.8)           (5,258)       (1.0)

 Cumulative effect of change in
     accounting, net of tax                    (12,161)       (2.4)               -        0.0                 -         0.0
                                              --------       -----         --------      -----          --------       -----

 Net income (loss)                            $(47,543)       (9.5) %      $ (3,248)      (0.8) %       $ (5,258)       (1.0) %
                                              ========       =====         ========      =====          ========       =====

 Loss per share                                 $(0.71)        N/A         $  (0.05)       N/A          $  (0.08)        N/A
                                              ========       =====         ========      =====          ========       =====

 EBITDA (2)                                   $ 35,104         7.1  %      $ 51,425       12.6  %       $ 66,331        12.8  %
                                              ========       =====         ========      =====          ========       =====
 Adjusted EBITDA (3)                          $ 61,125        12.3  %      $ 58,823       14.4  %       $ 81,308        15.7  %
                                              ========       =====         ========      =====          ========       =====
 Adjusted EPS (4)                             $  (0.45)        N/A         $   0.03        N/A          $  (0.01)        N/A
                                              ========       =====         ========      =====          ========       =====


(1) As restated. See "--Restatements" and Notes 1 and 9 to the condensed consolidated financial statements.
(2) EBITDA is defined as net income (loss) plus income tax expense (benefit), interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
(3) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses. In addition, for pro forma purposes in each of the first two quarters of 1999, adjusted EBITDA excludes $4,789 of charges made by Kellogg's to the Lender's business to reflect an allocation of Kellogg's corporate selling, general and administrative expenses and to reflect overhead on a Lender's facility that was not purchased by the Company. These costs will not be incurred by the Company on an ongoing basis. The Company has included $1,000 as incremental selling, general and administrative expenses in each of the first two quarters of 1999 as its estimate of the incremental expenses associated with operating the Lender's business.
(4) Adjusted EPS is defined as earnings (loss) per share plus the per share after tax effect of other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999 (as restated)

  The following table sets forth certain historical results of operations data by division for the six months ended June 30, 2000 and 1999 (as restated):


                                                                                Six Months Ended June 30,
                                                           ------------------------------------------------------------------------
                                                                          2000                                  1999
                                                           -----------------------------------    ---------------------------------
                                                              Frozen                 Dry                 Frozen            Dry
                                                           ------------          -------------    ----------------      -----------
Net Sales                                                      $330,072             $166,657              $231,234         $176,898
Cost of Goods Sold                                              164,832               75,028               117,380           78,553
                                                           ------------           ----------            ----------        ---------
     Gross Profit                                               165,240               91,629               113,854           98,345
                                                           ------------           ----------            ----------        ---------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                  36,742               22,642                26,879           18,686
     Trade promotions                                            59,521               36,686                42,509           30,174
     Consumer marketing                                          19,831               10,129                16,263            9,726
                                                           ------------           ----------            ----------         --------
Total brokerage, distribution and marketing expenses            116,094               69,457                85,651           58,586
Amortization of goodwill and other intangibles                   10,618               10,862                 7,829           10,335
Selling, general and administrative expenses                     17,727                4,942                11,465            4,328
Other financial, legal and accounting expenses (1)               11,938                6,150                     0                0
Columbus consolidation costs                                          0                6,550                     0                0
Transition expenses                                               1,384                    0                   159            7,239
                                                           ------------           ----------            ----------        ---------
          Total operating expenses                              157,761               97,961               105,104           80,488
                                                           ------------           ----------            ----------        ---------
Operating income (loss)                                        $  7,479             $ (6,332)             $  8,750         $ 17,857
                                                           ============           ==========            ==========        =========

(1)Other financial, legal and accounting expenses were allocated to each division based on the percentage of each division's net sales to total net sales.


  Net Sales. Net sales increased from $408.1 million in 1999 to $496.8 million in 2000, or 21.7%, due to increased net sales in the frozen foods division partially offset by lower net sales in the dry grocery division.

  Frozen Foods. Frozen foods division net sales increased from $231.2 million in 1999 to $330.1 million in 2000, or 42.7%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Net sales of other frozen division products were down primarily because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

  Dry Grocery. Dry grocery division net sales decreased from $176.9 million in 1999 to $166.7 million in 2000, or 5.8%, principally because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

  Gross Profit. Gross profit increased from $212.2 million in 1999 to $256.9 million in 2000, an increase of 21.1%, due to incresed gross profit in the frozen foods division parially offset by lower levels in the dry grocery division.

  Frozen Foods. Gross profit increased from $113.8 million in 1999 to $165.2 in 2000, an increase of 45.1% due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999.

  Dry Grocery. Gross profit decreased from $98.3 million in 1999 to $91.6 million in 2000, or 6.8% due primarily to the decrease in net sales, as gross profit as a percentage of net sales was 55.6% in 1999 and 55.0% in 2000.

  Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $144.2 million in 1999 to $185.6 million in 2000, an increase of 28.6%, as a result of increases in both divisions. As a precentage of net sales, brokerage, distribution and marketing expenses increased from 35.3% of net sales in 1999 to 37.4% of net sales in 2000 due primarily to increases as a percentage of net sales in the dry grocery division that were partially offset by decreases in the frozen foods division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased from 11.2% of net sales in 1999 to 11.9% of net sales in 2000 due primarily to higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 17.8% of net sales in 1999 to 19.4% of net sales in 2000 due to increased trade promotion spending in the dry grocery division. Consumer marketing expenses, which include the costs of advertising and market research, increased primarily due to the acquisition of Lender's(R) in November 1999.

  Frozen Foods. Brokerage, distribution and marketing expenses increased from $85.7 million in 1999 to $116.1 million in 2000, an increase of 35.5%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Brokerage and distribution expenses decreased from 11.6% of net sales 1999 to 11.1% of net sales in 2000. This decrease is due primarily to a reduction in term discounts. Trade promotions expense decreased from 18.4% of net sales in 1999 to 18.0% of net sales in 2000. The decrease in trade promotions as a percentage of net sales is due primarily to the acquisitions of Chef's Choice(R) and Lender's(R) which have lower trade promotion spending rates than the other frozen foods division brands, offset in part by shifting more promotion spending to performance based programs from pure price discounts to retailers. Consumer marketing expenses decreased from 7.0% of net sales in 1999 to 6.0% of net sales in 2000. This decrease was due primarily to the inclusion of the Lender's(R) and Chef's Choice(R) businesses in 2000, which experienced a lower level of consumer spending as a percentage of net sales. Excluding the impact of the Lender's(R) and Chef's Choice(R) acquisitions, consumer spending as a percentage of net sales was comparable to 1999.

  Dry Grocery. Brokerage, distribution and marketing expenses increased from $58.6 million in 1999 to $69.5 million in 2000, or 18.6%. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 33.1% in 1999 to 41.7% in 2000. This increase as a percentage of net sales was driven primarily by increases in brokerage and distribution expenses and trade promotions. Brokerage and distribution expenses increased from 10.6% of net sales in 1999 to 13.6% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Trade promotions expense increased from 17.1% of net sales in 1999 to 22.0% of net sales in 2000. This increase is due to carryover amortization in 2000 of slotting fees paid in 1999.

  Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $18.2 million in 1999 to $21.5 million in 2000 due to the impact of acquisitions of the Chef's Choice(R) and Lender's(R) businesses.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $15.8 million in 1999 to $22.7 million in 2000, due primarily to the incremental costs necessary to manage the acquired Chef's Choice(R) and Lender's(R) businesses, the costs related to the employment of new management and other compensation related costs.

  Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation and similar proceedings, defaults under its loan agreements and related matters (see - "Restatements"), the Company has incurred, and continues to incur financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $18.1 million for the six months ended June 30, 2000, are expensed when incurred by the Company.

  Columbus Consolidation Costs. During the second quarter of 2000, the Company announced its intention to consolidate its administrative office and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The charge of $6.6 million primarily represents the estimated costs of employee severance, the non-cash write-off of leasehold improvements and capitalized software that will no longer be used and estimated unrecovered office lease costs. The consolidation is expected to be substantially completed by September 30, 2000 with the exception of the payment of certain employee severance related costs and office lease costs.

  Transition Expenses. The Company incurred $7.4 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. During 2000, the Company incurred approxmately $1.4 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represent one-time costs incurred to integrate acquired businesses.

  Operating Income. Operating income decreased from $26.6 million in 1999 to $1.1 million in 2000. Operating income in 2000 was affected by the $18.1 million of other financial, legal and accounting expenses, $6.6 million in Columbus consolidation costs and by transition expenses in both 1999 and 2000. Before giving effect to other financial, legal and accounting expenses Columbus consoldation costs and transition expenses, operating income decreased from $34.0 million in 1999 to $27.2 million in 2000.

  Interest and Other Financing Expenses. The aggregate of the net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $31.3 million in 1999 to $53.2 million in 2000. The increase was due primarily to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. In addition, higher interest rates and an increased debt level in 2000 contributed to higher interest expense.

Six Months Ended June 30, 2000 Compared to the Pro Forma Six Months Ended June 30, 1999 (as restated)

  The following table sets forth results of operations data by division for the six months ended June 30, 2000 and the pro forma results for the six months ended June 30, 1999 (as restated) as if the Chef's Choice(R) and Lender's(R) acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14 had been adopted in January 1, 1999.


                                                                                      Six Months Ended June 30,
                                                                 -------------------------------------------------------------------
                                                                             2000                            1999 (Pro Forma)
                                                                 -----------------------------        ------------------------------
                                                                   Frozen             Dry                Frozen              Dry
                                                                  ----------       -----------        ------------        ----------
Net Sales                                                           $330,072          $166,657            $341,102          $176,834
Cost of Goods Sold                                                   164,832            75,028             172,810            78,553
                                                                  ----------         ---------           ---------         ---------
     Gross Profit                                                    165,240            91,629             168,292            98,281
                                                                  ----------         ---------           ---------         ---------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                       36,742            22,642              43,877            18,686
     Trade promotions                                                 59,521            36,686              58,058            30,174
     Consumer marketing                                               19,831            10,129              19,395            10,182
                                                                  ----------         ---------           ---------         ---------
Total brokerage, distribution and marketing expenses                 116,094            69,457             121,330            59,042
Amortization of goodwill and other intangibles                        10,618            10,862              10,447            10,335
Selling, general and administrative expenses                          17,727             4,942              17,798             4,328
Other financial, legal and accounting expenses (1)                    11,938             6,150                   0                 0
Columbus consolidation costs                                               0             6,550                   0                 0
Transition expenses                                                    1,384                 0                 159             7,239
                                                                  ----------         ---------           ---------         ---------
           Total operating expenses                                  157,761            97,961             149,734            80,944
                                                                  ----------         ---------           ---------         ---------
Operating income (loss)                                             $  7,479          $ (6,332)           $ 18,558          $ 17,337
                                                                  ==========         =========           =========         =========

(1) Other financial, legal and accounting expenses were allocated to each division based on the percentage of each division's net sales to total net sales.


  Pro Forma Net Sales. On a pro forma basis, net sales decreased from $517.9 million in 1999 to $496.7 million in 2000, or 4.1%, and was attributable to declines in both divisions.

  Frozen Foods. On a pro forma basis, frozen foods division net sales decreased from $341.1 million in 1999 to $330.1 million in 2000, or 3.2% due primarily to the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. In addition, on a pro forma basis Lender's(R) net sales declined as a result of consumption declines compared to prior year. This decline was partially offset within the frozen division by the shift away from price discounts to retailers.

  Dry Grocery. On a pro forma basis, dry grocery division net sales decreased from $176.0 million in 1999 to $166.7 million in 2000, or 5.8% principally because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

  Pro Forma Gross Profit. On a pro forma basis, gross profit decreased from $266.6 million in 1999 to $256.9 million in 2000, a decrease of 3.6%.

  Frozen Foods. On a pro forma basis, frozen foods division gross profit declined from $168.3 million in 1999 to $165.2 million in 2000, or 1.8%. The decrease was primarily due to the lower net sales.

  Dry Grocery. On a pro forma basis, gross profit decreased from $98.3 million in 1999 to $91.6 million in 2000, or 6.8%, due primarily to the decrease in net sales.

  Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased from $180.4 million in 1999 to $185.5 million in 2000, an increase of 2.8%. As a percentage of net sales, pro forma brokerage, distribution and marketing expenses increased from 34.8% of net sales in 1999 to 37.4% of net sales in 2000 primarily the result of increase in the dry grocery division, offset in part by lower spending in the frozen foods division.

  Frozen Foods. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $121.3 million in 1999 to $116.1 million in 2000, a 4.3% decline. This decrease was driven primarily by a reduction of discount payment terms offered to customers. This was partially offset by an increase in trade promotion spending.

  Dry Grocery. On a pro forma basis, brokerage, distribution and marketing expenses increased from $59.0 million in 1999 to $69.5 million in 2000, an increase of $10.5 million. As a percentage of net sales, brokerage, distribution and marketing expnses increased from 33.4% in 1999 to 41.7% in 2000. This increase was driven primarily by increases in brokerage and distribution expenses and in trade promotions. Brokerage and distribution expenses increased from 10.6% of net sales in 1999 to 13.6% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Trade promotions expense increased from 17.1% of net sales in 1999 to 22.0% of net sales in 2000. This increase is due to carryover amortization in 2000 of slotting fees paid in 1999.

  Pro Forma Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatements of its financial statements litigation and similar proceedings, defaults under its loan agreements and related matters (see - "Restatements"), the Company has incurred, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $18.1 million for the six months ended June 30, 2000, are expensed when incurred by the Company.

  Columbus Consolidation Costs. During the second quarter of 2000, the Company announced its intention to consolidate its administrative office and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The charge of $6.6 million primarily represents the estimated costs of employee severance, the non-cash write-off of leasehold improvements and capitalized software that will no longer be used and estimated unrecovered office lease costs. The consolidation is expected to be substantially completed by September 30, 2000 with the exception of the payment of certain employee severance related costs and office lease costs.

  Pro Forma Transition Expenses. The Company incurred $7.4 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. During 2000, the Company incurred approximately $1.4 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represent one-time costs incurred to integrate acquired businesses.

  Pro Forma Operating (Loss) Income. On a pro forma basis, operating income decreased from $35.9 million in 1999 to $1.1 million in 2000. Excluding the effects of the other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses in both years, operating income decreased from $43.3 million in 1999 to $27.2 million in 2000.

  Pro Forma Interest and Other Financing Expenses. On a pro forma basis, the aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $44.7 million in 1999 to $53.2 million in 2000. This increase is due to higher interest rates on the floating rate debt and an increased debt level in 2000.

  Pro Forma Income Tax Benefit. On a pro forma basis the effective tax rate for 1999 was 40.0%, which was impacted favorably by certain state tax credits applied for by the Company that increase the pro forma income tax benefit. The effective tax rate for 2000 was 32.0%.

Liquidity and Capital Resources

  For the six months ended June 30, 2000 the Company used $32.0 million to fund operating activities compared to the six months ended June 30, 1999, when $0.6 million of cash was used in operations. The increase in cash used in 2000 was primarily a result of the net loss incurred during the period and an increase in the cash necessary to fund reductions of accounts payable and accrued liabilities. Funding was provided by the sale of accounts receivable (see Note 10 to the consolidated financial statement). As of June 30, the Company had received a net $20.4 million from the sale of accounts receivable.

  Net cash used in investing activities for the six months ended June 30, 2000, was approximately $16.3 million compared to $91.6 million during the six months ended June 30, 1999. Investing activities in 2000 consisted of additions to fixed assets of $7.0 million and additions to other assets of $3.0 million. In addition, $8.0 million was paid as additional purchase price for the Seacoast acquisition (see Note 3 to the financial statement) and $1.2 million was received from the sale of non-operating real estate. Investing activities in 1999 consisted of $12.9 million of additions to fixed assets and to other assets of $3.5 million. In addition, in 1999 the Company purchased the common stock of Seacoast on April 1 and invested in additional manufacturing frozen seafood products capacity with the purchase of a production facility in Yuba City, CA.

  During the six months ended June 30, 2000, financing activities provided cash of $53.6 million. The Company repaid $11.5 million in principal on its senior secured term debt and borrowed $65.0 million on the revolving facility to fund its operations, capital expenditures, software and packaging design expenditures, and its repayment of borrowings. In 1999 net cash from financing activities of $93.0 million was used primarily to fund the business acquisitions.

  The agreement to sell up to $60 million in accounts receivable has been used to provide needed cash, however use of these funds is restricted, on a full year basis, to payments for purchase of assets and repayment of debt.

   The Company's recent defaults and high level of debt have the potential to limit the Company's ability to pay its obligations as they become due, to obtain additional financing and to operate the business. The Company expects its default under its senior subordinated indentures will be resolved, however, the senior subordinated debtholders currently have the right to accelerate the maturity thereof by notice to the Company. Upon such acceleration, $400 million of principal and accrued and unpaid interest would be due and payable immediately. In the event of such a declaration, the Company's senior lenders would likely accelerate payment as well. In such an event, if the Company were unable to supplement its operations with outside funding, the Company could be forced to seek protection under the federal bankruptcy laws.

Senior Secured Debt

  As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreement covering its senior secured debt. The Company and the lenders amended this agreement to provide:

  .  for the sale by the Company of accounts receivable;

  .  amended financial covenants;

  . waiver of certain existing defaults of covenants and breaches of representations and warranties;

  . until the defaults are cured or waived, a forbearance from exercising remedies that are available as a result of the Company's defaults under the Indentures governing the senior subordinated debt until September 30, 2000; or earlier, in the event that the senior subordinated debt would be accelerated; and

  .  the interest rate on borrowings made pursuant to the facility.


Senior Subordinated Debt

  As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures. The Company has initiated discussions with the senior subordinated debtholders to obtain consents for amendments to the indentures and waivers of past defaults thereunder.


Interest Rate Collar Agreements

  At June 30, 2000, the Company was party to three interest rate swap agreements. The Company entered into these agreements as a means of managing its interest rate risk. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

Forward-Looking Statements

  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the availability of funding for operations; the outcome of the Securities Actions and other current litigation and related proceedings; the ability of the Company to service its high level of indebtedness; the ability to attract and retain qualified management; the ability of new management to implement a successful strategy; whether the Company's lenders continue to forbear from accelerating the Company's senior debt obligations; the Company's success in obtaining from its bondholders waivers of defaults under its senior subordinated notes; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; integration of acquired businesses into the Company; the ability to successfully consolidate its operations; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. See "--Liquidity and Capital Resources." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.


ITEM 3:   QUANTITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company has entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

                           PART II--OTHER INFORMATION

ITEM I:   LEGAL PROCEEDINGS

  As of May 10, 2000, the Company has been served with eighteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's securities during various periods, all of which fall between October 28, 1998 and April 2, 2000. The Company believes that additional purported class action lawsuits similar to those described above have been or may be filed. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

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

  While it is not feasible to predict or determine the final outcome of these actions or similar actions, including any governmental proceedings, that could arise, or to estimate the amounts or potential range of loss or liabilities with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the company's financial position, results of operations and cash flow.

  Pursuant to the Company's articles of incorporation, and certain of its contractual obligations, the Company has agreed to indemnify its officers and directors and certain other employees under certain circumstances against claims and expenses arising from such proceedings. The Company may be obligated to indemnify certain of its officers and directors for the costs they may incur as a result of these proceedings.

  The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

Senior Secured Debt

  As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreement covering its senior secured debt. The Company and the lenders amended this agreement to provide:

  .  for the sale by the Company of accounts receivable;

  .  amended financial covenants;

  . waiver of certain existing defaults of covenants and breaches of representations and warranties;

  . until the defaults are cured or waived, a forbearance from exercising remedies that are available as a result of the Company's defaults under the Indentures governing the senior subordinated debt until September 30, 2000; or earlier, in the event that the senior subordinated debt would be accelerated; and

  .  the interest rate on borrowings made pursuant to the facility.


Senior Subordinated Debt

  As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures. The Company has initiated discussions with the senior subordinated debtholders to obtain consents for amendments to the indentures and waivers of past defaults thereunder.


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          Exhibit
          -------
          Number                                   Exhibit
          ------                                   -------

           3.2                 Amended and Restated By-laws of Aurora Foods Inc.
          27.1 Financial Data Schedules for (1) the six months ended June 30, 2000 and restated June 30, 1999, and (2) the restated three month periods ended March 31, 2000 and 1999.

  (b) Reports on Form 8-K


Date Filed

April 4, 2000    Press release announcing new management and restatement of financial results.

April 20, 2000   The Company's sale of certain accounts receivable and adjusted
                 EBITDA.

May 18, 2000     Press Release with respect to results for the first quarter ended March 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AURORA FOODS INC.


                                      /s/ Christopher T. Sortwell
                                   By:    Christopher T. Sortwell
                                          Chief Financial Officer
                                         (Duly Authorized Officer,
                                      Principal Financial Officer and
                                       Principal Accounting Officer)


Date: August 14, 2000

             Exhibit                            Exhibit
             -------                            -------
             Number
             ------

               3.2            Amended and Restated By-laws of Aurora Foods Inc.
              27.1 Financial Data Schedules for (1) the six months ended June 30, 2000 and restated June 30, 1999, and (2) the restated three month periods ended March 31, 2000 and 1999.