Form 10-Q/A
period 2000-06-30
AURORA FOODS INC /DE/
filed 2000-11-14
CIK 1060024

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-Q/A



(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR


   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________


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

                                                       Shares Outstanding
                                                         August 11, 2000
                                                     -----------------------
     Common stock, $0.01 par value.................         67,114,531

                                EXPLANATORY NOTE

This amendment is being made solely to add item 4 which was not included in the original filing.

                           PART II--OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders of Aurora Foods Inc. (the "Company") was held on June 19, 2000. The following persons were elected Directors at the Annual Meeting to serve until the next Annual Meeting of Stockholders and until their successors are elected or chosen.

                                            For        Withheld
                                        ----------     ---------
       Clive A. Apsey                   48,098,805     2,165,100
       David E. DeLeeuw                 48,095,905     2,168,000
       Charles J. Delaney               48,097,305     2,166,600
       Richard C. Dresdale              48,095,190     2,168,715
       Andrea Geisser                   48,094,975     2,168,930
       Peter Lamm                       48,096,605     2,167,300
       George E. McCown                 48,098,388     2,165,517
       Ronald S. Orr                    48,102,495     2,161,410
       James T. Smith                   48,104,295     2,159,610
       Christopher T. Sortwell          48,103,510     2,160,395

       The stockholders of the Company approved the adoption of the Aurora Foods Inc. 2000 Equity Incentive Plan.

          For        Against      Abstain    Not Voted
          ---        -------      -------    ---------

       40,328,907   3,900,970     62,112      5,971,916

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AURORA FOODS INC.



                                  By: /s/   Christopher T. Sortwell
                                      ----------------------------------
                                      Christopher T. Sortwell
                                      Chief Financial Officer
                                      (Duly Authorized Officer,
                                      Principal Financial Officer and
                                      Principal Accounting Officer)

Date:  November 14, 2000