Form 10-Q
period 2000-09-30
AURORA FOODS INC /DE/
filed 2000-11-14
CIK 1060024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________

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

                                                        Shares Outstanding
                                                        November 10, 2000
                                                        ------------------
     Common stock, $0.01 par value....................      73,893,108

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

See pages 2 through 14.

                               AURORA FOODS INC.
                                BALANCE SHEETS
              (dollars in thousands except per share amounts)


                                                                September 30,  December 31,
                                                                    2000           1999
                                                                -------------  ------------
                                                                 (unaudited)
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents...................................   $    2,596     $      315
  Accounts receivable (net of $782 and $1,311 allowance,
    respectively).............................................       78,658         96,332
  Inventories.................................................      112,490        123,967
  Prepaid expenses and other assets...........................        9,523         21,876
  Current deferred tax assets.................................       25,790         17,338
                                                                 ----------     ----------
    Total current assets......................................      229,057        259,828
  Property, plant and equipment, net..........................      247,113        257,443
  Deferred tax asset..........................................       28,134          2,357
  Goodwill and other intangible assets, net...................    1,274,569      1,294,995
  Asset held for sale.........................................            -            800
  Other assets................................................       35,871         35,693
                                                                 ----------     ----------
    Total assets..............................................   $1,814,744     $1,851,116
                                                                 ==========     ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Senior secured term debt....................................   $        -     $  543,591
  Senior secured revolving debt facility......................            -        105,600
  Senior subordinated notes...................................            -        402,049
  Current portion of senior secured term debt.................       32,926         27,980
  Accounts payable............................................       51,177         87,942
  Accrued liabilities.........................................       84,460        105,192
                                                                 ----------     ----------
    Total current liabilities.................................      168,563      1,272,354
Senior secured term debt......................................      518,896              -
Senior secured revolving debt facility........................      170,600              -
Senior subordinated notes.....................................      401,901              -
Other liabilities.............................................        5,004          2,504
                                                                 ----------     ----------
    Total liabilities.........................................   $1,264,964     $1,274,858

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares
    authorized; 3,750,000 shares, Series A Convertible
    Cumulative, issued and outstanding, with a liquidation
    preference value of $15,033...............................           37              -
  Common stock, $0.01 par value; 250,000,000 shares
    authorized; 73,893,108 and 67,049,811 shares issued and
    outstanding, respectively.................................          739            670
  Paid-in capital.............................................      684,498        648,254
  Promissory notes............................................         (281)          (323)
  Accumulated deficit.........................................     (135,213)       (72,343)
                                                                 ----------     ----------
    Total stockholders' equity................................      549,780        576,258
                                                                 ----------     ----------
    Total liabilities and stockholders' equity................   $1,814,744     $1,851,116
                                                                 ==========     ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                       Three Months Ended
                                                ------------------------------
                                                September 30,     September 30,
                                                    2000              1999
                                                -------------     -------------
                                                                  (as restated)
Net sales...................................... $   227,722       $    207,496
Cost of goods sold.............................    (117,326)          (101,536)
                                                -----------       ------------
      Gross profit.............................     110,396            105,960
                                                -----------       ------------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution..................     (26,461)           (23,535)
   Trade promotions............................     (30,181)           (28,211)
   Consumer marketing..........................      (7,664)           (11,574)
                                                -----------       ------------
Total brokerage, distribution and
  marketing expenses...........................     (64,306)           (63,320)

Amortization of goodwill and other intangibles.     (10,663)            (9,600)
Selling, general and administrative expenses...      (8,239)            (8,377)
Other financial, legal and accounting expenses.     (23,227)                 -
Transition expenses............................        (698)            (1,697)
                                                -----------       ------------
Total operating expenses.......................    (107,133)           (82,994)
                                                -----------       ------------
   Operating income............................       3,263             22,966

Interest expense, net..........................     (29,579)           (16,874)
Amortization of deferred financing expense.....        (735)              (498)
Other bank and financing expenses..............        (100)               (48)
                                                -----------       ------------
   Income (loss) before income taxes...........     (27,151)             5,546

Income tax (expense) benefit...................      11,857             (1,719)
                                                -----------       ------------

   Net income (loss)...........................     (15,294)             3,827

   Preferred dividends.........................         (33)                 -
                                                -----------       ------------

   Net income (loss) available to
    common stockholders........................ $   (15,327)      $      3,827
                                                ===========       ============

Basic and diluted earnings (loss) per share.... $     (0.22)      $       0.06
                                                ===========       ============

Weighted average number of shares outstanding..      67,925             67,030
                                                ===========       ============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                     Nine Months Ended
                                                             --------------------------------
                                                             September 30,      September 30,
                                                                 2000               1999
                                                             -------------      --------------
                                                                                (as restated)
Net sales..................................................   $   724,451       $    615,628
Cost of goods sold.........................................      (357,186)          (297,469)
                                                              -----------       ------------
   Gross profit............................................       367,265            318,159
                                                              ===========       ============
Brokerage, distribution and marketing expenses:
   Brokerage and distribution..............................       (85,845)           (69,100)
   Trade promotions........................................      (126,388)          (100,894)
   Consumer marketing......................................       (37,624)           (37,563)
                                                              -----------       ------------
Total brokerage, distribution and marketing expenses.......      (249,857)          (207,557)
Amortization of goodwill and other intangibles.............       (32,143)           (27,764)
Selling, general and administrative expenses...............       (30,908)           (24,170)
Other financial, legal and accounting expenses.............       (41,315)                 -
Columbus consolidation costs...............................        (6,550)                 -
Transition expenses........................................        (2,082)            (9,095)
                                                              -----------       ------------
Total operating expenses...................................      (362,855)          (268,586)
                                                              -----------       ------------
   Operating income........................................         4,410             49,573
Interest expense, net......................................       (81,126)           (47,202)
Amortization of deferred financing expense.................        (2,178)            (1,380)
Other bank and financing expenses..........................          (288)              (151)
                                                              -----------       ------------
   Income (loss) before income taxes and cumulative
     effect of change in accounting........................       (79,182)               840
Income tax (expense) benefit...............................        28,506               (261)
                                                              -----------       ------------
   Income (loss) before cumulative effect of change in
     accounting............................................       (50,676)               579
   Cumulative effect of change in accounting, net of tax...       (12,161)                 -
                                                              -----------       ------------
   Net income (loss).......................................       (62,837)               579
   Preferred dividends.....................................           (33)                 -
                                                              -----------       ------------
   Net income (loss) available to common stockholders......   $   (62,870)      $        579
                                                              ===========       ============
Basic and diluted earnings (loss) per share:
   Income (loss) before cumulative effect of change in
     accounting............................................   $     (0.75)      $       0.01
   Cumulative effect of change in accounting, net of tax...         (0.18)                 -
                                                              -----------       ------------
   Net income (loss).......................................   $     (0.93)      $       0.01
                                                              ===========       ============
Pro forma amounts assuming the change in accounting was
   applied retroactively:
   Net loss................................................   $   (50,676)      $     (3,964)
                                                              ===========       ============
   Basic and diluted loss per share........................   $     (0.75)      $      (0.06)
                                                              ===========       ============
Weighted average number of shares outstanding..............        67,344             67,021
                                                              ===========       ============

                See accompanying notes to financial statements.

                              AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                                Common Stock      Additional
                                           Preferred         -----------------     Paid-in      Promissory    Accumulated
                                             Stock           Shares     Amount     Capital         Notes        Deficit      Total
                                           ---------         ------     ------    ----------    ----------    -----------  --------
Balance at December 31, 1999..........     $      -          67,050     $ 670      $648,254     $   (323)     $  (72,343)  $576,258

Issuance of preferred stock...........           37               -         -        14,963            -               -     15,000

Cumulative preferred dividends........            -               -         -             -            -             (33)       (33)

Common stock issued to senior
        subordinated noteholders......            -           6,778        68        21,062            -               -     21,130

Employee stock purchases..............            -              65         1           219            -               -        220

Payment on officer promissory notes...            -               -         -             -           42               -         42

Net loss..............................            -               -         -             -            -         (62,837)   (62,837)

Balance at September 30, 2000.........     $     37          73,893     $ 739      $684,498     $   (281)     $ (135,213)  $549,780
                                           ========        ========     =====      ========     ========      ==========   ========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                               ----------------------------
                                                                               September 30,  September 30,
                                                                                   2000           1999
                                                                               -------------  -------------
                                                                                              (as restated)
Cash flows from operating activities:
  Net income (loss)...........................................................  $(62,837)      $     579
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization.............................................    52,807          39,448
    Deferred income taxes.....................................................   (28,506)            261
    Non-cash restructuring cost...............................................     3,050               -
    Non-cash other financial, legal and accounting expense....................    17,130               -
    Cumulative effect of change in accounting.................................    12,161               -
    (Gain) loss on sale of assets.............................................      (303)             14
    Change in assets and liabilities, net of effects of businesses acquired:
      Increase in accounts receivable.........................................   (19,916)        (25,443)
      Accounts receivable sold................................................    37,591               -
      (Increase) decrease in inventories......................................    11,210          (5,306)
      (Increase) decrease in prepaid expenses and other assets................    12,183          (8,361)
      Increase (decrease) in accounts payable.................................   (36,821)          4,026
      Decrease in accrued liabilities.........................................   (35,417)        (22,501)
      Increase in other noncurrent assets and liabilities.....................    (1,338)        (17,022)
                                                                                --------       ---------
        Net cash used in operating activities.................................   (39,006)        (34,305)
                                                                                --------       ---------
Cash flows from investing activities:
  Additions to property, plant and equipment..................................   (12,285)        (15,816)
  Proceeds from asset sales...................................................     1,175              11
  Payment for acquisition of business.........................................    (7,984)        (76,756)
                                                                                --------       ---------
        Net cash used in investing activities.................................   (19,094)        (92,561)
                                                                                --------       ---------
Cash flows from financing activities:
  Proceeds from senior secured revolving and term debt........................    65,000         308,150
  Repayment of borrowings.....................................................   (19,749)       (179,321)
  Issuance of preferred stock.................................................    15,000               -
  Capital contributions, net of officer promissory notes......................       262             452
  Debt issuance and equity raising costs......................................      (132)         (2,323)
                                                                                --------       ---------
        Net cash provided by financing activities.............................    60,381         126,958
                                                                                --------       ---------
Increase in cash and cash equivalents.........................................     2,281              92
Cash and cash equivalents, beginning of period................................       315             354
                                                                                --------       ---------
Cash and cash equivalents, end of period......................................  $  2,596       $     446
                                                                                ========       =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Restatements

     Prior to the issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three and nine month periods ended September 30, 1999, have been included in the condensed consolidated financial statements included herein.

     For the three months ended September 30, 1999, these misstatements primarily understated trade promotions expense by $3.5 million, overstated net sales by $6.4 million, understated brokerage and distribution expense by $0.9 million, understated consumer marketing expense by $0.8 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $5.2 million.

     For the nine months ended September 30, 1999, these misstatements primarily understated trade promotions expense by $15.2 million, overstated net sales by $20.8 million, overstated brokerage and distribution expense by $0.2 million, understated consumer marketing expense by $1.1 million, understated cost of goods sold by $5.0 million and understated other operating expenses by $1.3 million. After adjusting for the misstatements, the Company restated its income tax provision, reducing income tax expense by $16.9 million.

     A summary of the effects of the restatement to the balance sheet is set forth in Note 12.

     The restatements are a result of an investigation conducted by a special committee (the "Special Committee") formed by the Company's Board of Directors. The Special Committee retained legal counsel, which retained an independent accounting firm to assist in the investigation. The Board of Directors has determined that the Special Committee's role in the investigation has been concluded. All further matters related to this investigation will be addressed by the Board of Directors. The Company has been incurring, and continues to incur, charges in connection with the restatements and related investigations and proceedings. In addition, as a result of the restatements, the Company was in default of a number of provisions of its credit agreement earlier this year and its senior subordinated notes indentures which were resolved in September, 2000 (see Note 5). The Company has been incurring, and continues to incur, financial, legal and accounting expenses relating to these matters, and charges to obtain waivers on its defaults and other charges related to amending its financing facilities. These charges are expensed when incurred and reflected in the Company's statements of operations.

Accounting Change

     Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies no later than the fourth quarter of 2000, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to Net Sales in the accompanying Statement of Operations. The similar expense items in prior year comparable periods have been reclassified to conform to the current period's presentation.

     As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as an expense in the Statement of Operations for the nine months ended September 30, 2000.

     If this change had been applied retroactively in 1999, the pro forma impact on the results of operations for the three month period ended September 30, 1999 would have been a decrease in net sales and gross profit of $5,495,000 and a decrease in operating income of $6,720,000. For the nine months ended September 30, 1999, the pro forma impact of retroactive application of the accounting change would have been a decrease in net sales and gross profit of $5,033,000 and a decrease in operating income of $6,583,000. The above pro forma effects are reflected in the pro forma information contained in Note 3.

Interim Financial Statements

     The interim financial statements of the Company included herein have not been audited by independent accountants. The statements include all adjustments, such as normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

     The Company groups its brands into two general segments, which prior to the consolidation of the Columbus operations into St. Louis, had operated as two separate divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza products, Chef's Choice(R) frozen skillet meals and Lender's(R) bagel products.

NOTE 2 - COLUMBUS OFFICE CONSOLIDATION

     During the second quarter of 2000, the Company announced its intention to consolidate its administrative offices and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The Columbus office had been responsible for administration of the Company's Dry Grocery Segment. A reserve and charge to expense of $6,550,000 has been recorded in the second quarter for costs associated with this closing and has been presented separately as Columbus consolidation costs in the accompanying Statements of Operations. The primary components of the charge were amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.9 million, a non-cash charge for leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $0.6 million. Substantially all of the employee terminations were completed prior to September 30, 2000, with $1.4 million of termination benefits paid and charged to the established reserve. Additional amounts charged to the reserve were $2.3 million of capitalized software and $0.2 million other costs. No adjustments were made to the previously recorded expense or reserve during the three month period ended September 30, 2000.

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

     Had the Lender's and Seacoast acquisitions and related financings taken place January 1, 1999, and had the change in accounting described in Note 1 been applied retroactively to 1999, the unaudited pro forma results of operations for the three and nine month periods ended September 30, 1999 as compared to the similar periods in 2000 would have been as follows (in thousands):

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------    -----------------------
                                                2000         1999          2000         1999
                                              --------    -----------    ---------   -----------
                                              (actual)    (pro forma)    (actual)    (pro forma)
      Net sales...........................    $227,722     $246,373      $724,451    $764,309
                                              ========     ========      ========    ========
      Gross profit........................    $110,396     $124,094      $367,265    $390,667
                                              ========     ========      ========    ========
      Operating income....................    $  3,263     $ 22,620      $  4,410    $ 58,515
                                              ========     ========      ========    ========

     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations had the acquisitions and accounting change taken place at the beginning of the fiscal periods presented or of future results of operations.

NOTE 4 - INVENTORIES

     Inventories consist of the following (in thousands):

                                              September 30,  December 31,
                                                  2000           1999
                                              -------------  ------------

      Raw materials.........................    $ 28,119       $ 29,187
      Work in process.......................         181          1,262
      Finished goods........................      75,234         83,900
      Packaging and other supplies..........       8,956          9,618
                                                --------       --------
                                                $112,490       $123,967
                                                ========       ========

NOTE 5 - DEBT

     As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreements covering its senior secured debt and senior subordinated debt. The Company and the lenders party to the senior secured debt amended this agreement to provide:

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

     During the third quarter, the Company solicited and received sufficient consents from holders of its senior subordinated notes to amend certain provisions and waive certain events of default under the respective indentures. Pursuant to the terms of the consent solicitation, the Company issued, effective September 20, 2000, an aggregate of 6,778,577 shares of common stock to the senior subordinated note holders who participated in the consent solicitation.

     The common stock issued in connection with the consent solicitation noted above has been valued by the Company at the closing market price on September 20, 2000, less a 12.5% discount to reflect that the shares are subject to transfer restrictions under the securities laws. The total increase to common stock and paid-in-capital of $21,130,000 was allocated to other assets as deferred financing costs ($4 million), with the balance ($17.1 million) recorded as other financial, legal and accounting expense in the accompanying Statement of Operations.

     In addition, as a result of the amendments and waivers on the senior subordinated notes, the remaining contingencies associated with the Company's senior secured debt were resolved. Therefore, the Company has classified its senior secured and senior subordinated debt as long-term in the accompanying balance sheet as of September 30, 2000.

NOTE 6 - EARNINGS PER SHARE

     Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method") and convertible preferred stock.

     As none of the currently outstanding stock options and convertible preferred stock have a potentially dilutive effect, the income or loss amounts and the weighted averages shares outstanding contained in the Statements of Operations were used to compute both the basic and diluted earnings (loss) per share.

NOTE 7- SEGMENT INFORMATION

     The Company groups its business in two operating segments: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) baking mix products, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza products, Chef's Choice(R) frozen skillet meals and Lender's(R) bagel products.

The following table presents a summary of operations by segment (in thousands):


                                                Three Months Ended                  Nine Months Ended
                                          ------------------------------     --------------------------------
                                          September 30,    September 30,     September 30,     September 30,
                                              2000             1999              2000               1999
                                          -------------    -------------     -------------     --------------
                                                           (as restated)                       (as restated)
Net sales:
Dry grocery.............................. $   86,518         $  116,256         $  253,175        $  293,154
Frozen food..............................    141,204             91,240            471,276           322,474
                                          ----------         ----------         ----------        ----------
Total.................................... $  227,722         $  207,496         $  724,451        $  615,628
                                          ==========         ==========         ==========        ==========
Operating income (loss):
Dry grocery.............................. $   14,911         $   20,730         $   14,728        $   38,587
Frozen food..............................     11,579              2,236             30,997            10,986
Other(1).................................    (23,227)                --            (41,315)               --
                                          ----------         ----------         ----------        ----------
Total.................................... $    3,263         $   22,966         $    4,410        $   49,573
                                          ==========         ==========         ==========        ==========
Total assets:
Dry grocery.............................. $  824,347         $  886,017         $  824,347        $  886,017
Frozen food..............................    990,397            667,302            990,397           667,302
                                          ----------         ----------         ----------        ----------
Total.................................... $1,814,744         $1,553,319         $1,814,744        $1,553,319
                                          ==========         ==========         ==========        ==========
Depreciation and amortization:
Dry grocery.............................. $    7,072         $    6,908         $   21,651        $   19,688
Frozen food..............................     10,378              6,934             31,156            19,760
                                          ----------         ----------         ----------        ----------
Total.................................... $   17,450         $   13,842         $   52,807        $   39,448
                                          ==========         ==========         ==========        ==========
Capital expenditures:
Dry grocery.............................. $    1,030         $       46         $    2,834        $    7,742
Frozen food..............................      4,282              2,787              9,451             8,074
                                          ----------         ----------         ----------        ----------
Total.................................... $    5,312         $    2,833         $   12,285        $   15,816
                                          ==========         ==========         ==========        ==========

------------
(1) Other represents the other financial, legal and accounting expenses, which have not been allocated to the operating segments.


NOTE 8 - SALE OF ACCOUNTS RECEIVABLE

     In April 2000, the Company entered into a one-year agreement to sell on a periodic basis, specified accounts receivable in amounts up to $60 million. As of September 30, the Company had received a net $37.6 million from the sale of accounts receivable.

NOTE 9 - PREFERRED STOCK

     In September, 2000, the Company issued to certain investors affiliated with current shareholders, in exchange for $15 million, 3,750,000 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock"), as part of the agreement with the senior subordinated noteholders (see Note 5). The shares have a par value of $0.01 per share, pay a cumulative dividend in arrears of 8% and have a liquidation preference value of the greater of (i) $4.00 per share, plus any unpaid dividends and (ii) the amount payable with respect to the number of shares of Common Stock into which the shares of Preferred Stock plus any unpaid dividends could be converted (assuming the conversion of all outstanding shares of Preferred Stock immediately prior to the liquidation). The Series A Preferred Stock is convertible into Common Stock at a price of $3.35 (the "Conversion Price"), or approximately 1.19 shares of Common Stock per share of Series A Preferred Stock, subject to adjustment for issuances less than the Conversion Price. The Series A Preferred Stock converts at the Company's option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price.

NOTE 10 - STOCK OPTIONS

     During the second quarter of 2000, the Board of Directors approved the 2000 Equity Incentive Plan (the "Plan") and the shareholders approved the Board's adoption of the Plan. The Plan provides for the grant of up to 7 million options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock or performance awards or combination thereof. Pursuant to the Plan, 3,002,125 incentive stock options were granted to key employees in August, 2000, at an option price of $3.875 per share (fair market value at date of grant), vesting ratably over a three year period. During the first half of 2000, 2,050,000 stock options were granted pursuant to the Plan with a weighted average exercise price of $4.16 per share.


NOTE 11 - CONTINGENCIES

     As of November 9, 2000, the Company has been served with eighteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Section 10(b) and/or
Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's securities during various periods, all of which fall between October 28, 1998 and April 2, 2000. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

     On April 14, 2000, certain of the Company's current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company's restatement of its financial statements. The case has been removed to federal court in San Francisco. The Company believes that the litigation is procedurally defective, in light of the plaintiffs' failure to make prior demand on the Board to investigate the claims in question. The Company therefore intends to move to dismiss these claims. If the case proceeds, the Company may be obligated to indemnify and advance the defense costs of the directors named in the suit, pending a final determination of the action.

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

     The Company has been informed that the staff of the Securities and Exchange Commission (the "SEC") and the Department of Justice (the "DOJ") are conducting investigations relating to the events that resulted in the restatement of the Company's financial statements for prior periods ("Prior Events"). The SEC and DOJ have requested that the Company provide certain documents relating to the Company's historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company's former officers and employees, correspondence with the Company's auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

     The Company is cooperating with the SEC and the DOJ in connection with both investigations. The Company cannot predict the outcome of either governmental investigation. An adverse outcome in either proceeding may have a material adverse effect on the Company.

     The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition or results of operations.

NOTE 12 - RESTATEMENT

     As described in Note 1, the September 30, 1999 financial statements have been restated and the Statements of Operations have been presented, as restated. A summary of the effects of the restatement of the September 30, 1999 Consolidated Balance Sheet follows (in thousands, except share and per share data):

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                          September 30, 1999
                                                                      --------------------------
                                                                      As Previously
                                                                        Reported     As Restated
                                                                      -------------  -----------
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents.........................................  $      376     $      446
  Accounts receivable, net..........................................     154,978        115,149
  Inventories.......................................................      96,862         95,465
  Prepaid expenses and other assets.................................      16,746         15,326
  Current deferred tax assets.......................................      25,755         15,090
                                                                      ----------     ----------
    Total current assets............................................     294,717        241,476

Property, plant and equipment, net..................................     166,183        161,343
Deferred tax asset..................................................           -          2,051
Goodwill and other intangible assets, net...........................   1,121,598      1,117,902
Asset held for sale.................................................           -            800
Other assets........................................................      31,299         29,747
                                                                      ----------     ----------
    Total assets....................................................  $1,613,797     $1,553,319
                                                                      ==========     ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
  Current portion of senior secured term debt.......................  $   22,756     $   22,756
  Senior secured revolving debt facility............................     132,350        132,350
  Accounts payable..................................................      72,051         72,640
  Accrued liabilities...............................................      33,656         62,768
                                                                      ----------     ----------
    Total current liabilities.......................................     260,813        290,514

  Non-current deferred tax liabilities..............................      40,055              -
  Senior secured term debt..........................................     279,573        279,573
  Senior subordinated notes.........................................     402,099        402,099
                                                                      ----------     ----------
    Total liabilities...............................................     982,540        972,186
                                                                      ----------     ----------
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares authorized;
    no shares issued or outstanding.................................           -              -
  Common stock, $0.01 par value; 250,000,000 shares authorized;
    67,030,440 shares issued and outstanding........................         670            670
  Paid-in capital...................................................     648,100        648,100
  Promissory notes..................................................        (322)          (322)
  Accumulated deficit...............................................     (17,191)       (67,315)
                                                                      ----------     ----------
    Total stockholders' equity......................................     631,257        581,133
                                                                      ----------     ----------
    Total liabilities and stockholders' equity......................  $1,613,797     $1,553,319
                                                                      ==========     ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 1999.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements in Item I included herein. Unless otherwise noted, years (2000 and 1999) in this discussion refer to the Company's three month and nine month periods ending on September 30.

Restatements

     Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon examination, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were improperly deferred into future periods and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three and nine month periods ended September 30, 1999 have been included in the condensed consolidated financial statements included herein.

     For the three months ended September 30, 1999, these misstatements primarily understated trade promotions expense by $3.5 million, overstated net sales by $6.4 million, understated brokerage and distribution expense by $0.9 million, understated consumer marketing expense by $0.8 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $5.2 million.

     For the nine months ended September 30, 1999, these misstatements primarily understated trade promotions expense by $15.2 million, overstated net sales by $20.8 million, overstated brokerage and distribution expense by $0.2 million, understated consumer marketing expense by $1.1 million, understated cost of goods sold by $5.0 million and understated other operating expenses by $1.3 million. After adjusting for the misstatements, the Company restated its income tax provision, reducing income tax expense by $16.9 million.

Results of Operations Three Months Ended September 30

     The following table sets forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's and Seacoast acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14, Accounting for Certain Sales Incentives, had been adopted as of January 1, 1999. Certain amounts from prior years, including amounts related to the adoption of EITF 00-14, Accounting for Certain Sales Incentives, have been reclassified to conform to the Company's current year presentation, and financial information for the three months ended September 30, 1999 has been restated as discussed above.

                              AURORA FOODS INC.
                           Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                                                                   Pro Forma Three
                                                     Actual Three Months Ended                       Months Ended
                                        ---------------------------------------------------   --------------------------
                                          September 30, 2000          September 30, 1999          September 30, 1999
                                        -----------------------     -----------------------   --------------------------
                                                                      (as restated)  (1)          (as restated)  (1)
Net sales.............................. $ 227,722      100.0%       $ 207,496      100.0%     $ 246,373      100.0%
Cost of goods sold.....................  (117,326)     (51.5)        (101,536)     (48.9)      (122,279)     (49.6)
                                        ---------      -----        ---------      -----      ---------      -----
     Gross Profit......................   110,396       48.5          105,960       51.1        124,094       50.4
                                        ---------      -----        ---------      -----      ---------      -----
 Brokerage, distribution and
     marketing expenses:
     Brokerage and distribution........   (26,461)     (11.6)         (23,535)     (11.3)       (29,210)     (11.8)
     Trade promotions..................   (30,181)     (13.3)         (28,211)     (13.6)       (35,015)     (14.2)
     Consumer marketing................    (7,664)      (3.4)         (11,574)      (5.6)       (13,446)      (5.5)
                                        ---------      -----        ---------      -----      ---------      -----
Total brokerage, distribution and
     marketing expenses................   (64,306)     (28.3)         (63,320)     (30.5)       (77,671)     (31.5)

Amortization of goodwill and
     other intangibles.................   (10,663)      (4.7)          (9,600)      (4.6)       (10,750)      (4.4)
Selling, general and administrative
     expenses..........................    (8,239)      (3.6)          (8,377)      (4.1)       (11,356)      (4.6)
Other financial, legal and
     accounting expenses...............   (23,227)     (10.2)               -        0.0              -        0.0
Transition expenses....................      (698)      (0.3)          (1,697)      (0.8)        (1,697)      (0.7)
                                        ---------      -----        ---------      -----      ---------      -----
Total operating expenses...............  (107,133)     (47.1)         (82,994)     (40.0)      (101,474)     (41.2)
                                        ---------      -----        ---------      -----      ---------      -----
Operating income.......................     3,263        1.4           22,966       11.1         22,620        9.2


Interest and other financing
   expenses, net.......................   (30,414)     (13.3)         (17,420)      (8.4)       (23,598)      (9.6)
                                        ---------      -----        ---------      -----      ---------      -----

Income (loss) before income taxes......   (27,151)     (11.9)           5,546        2.7           (978)      (0.4)
Income tax (expense) benefit...........    11,857        5.2           (1,719)      (0.9)          (214)      (0.1)
                                        ---------      -----        ---------      -----      ---------      -----
Net income (loss)...................... $ (15,294)      (6.7)%      $   3,827        1.8%     $  (1,192)      (0.5)%
                                        =========      =====        =========      =====      =========      ======
Earnings (loss) per share.............. $   (0.22)       N/A        $    0.06        N/A      $   (0.02)        N/A
                                        =========      =====        =========      =====      =========      ======
EBITDA (2) ............................ $  19,999        8.8%       $  36,171       17.4%     $  38,475        15.6%
                                        =========      =====        =========      =====      =========      ======
Adjusted EBITDA (3) ................... $  43,925       19.3%       $  37,868       18.2%     $  43,961        17.8%
                                        =========      =====        =========      =====      =========      ======
Adjusted EPS (4) ...................... $       -        N/A        $    0.07        N/A      $       -         N/A
                                        =========      =====        =========      =====      =========      ======


(1) As restated. See "--Restatements" and Notes 1 and 12 to the condensed consolidated financial statements.

(2) EBITDA is defined as net income (loss) plus income tax (expense) benefit, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(3) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses and transition expenses. In addition, for pro forma purposes in each of the first three quarters of 1999, adjusted EBITDA excludes $4,789 of charges made by Kellogg's to the Lender's business to reflect an allocation of Kellogg's corporate selling, general and administrative expenses and to reflect overhead on a Lender's facility that was not purchased by the Company. These costs will not be incurred by the Company on an ongoing basis. The Company has included $1,000 as incremental selling, general and administrative expenses in each of the first three quarters of 1999 as its estimate of the incremental expenses associated with operating the Lender's business.

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

     The frozen foods division has six brands, Van de Kamp's(R) and Mrs. Paul's(R) seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products and the 1999 additions--Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products. The dry grocery division consists of three brands, Mrs. Butterworth's(R) and Log Cabin(R) syrup products and Duncan Hines(R) baking mix products.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 (as restated)

     The following table sets forth certain historical results of operations data by division for the three months ended September 30, 2000 and 1999 (as restated):

                                                             --------------------   -------------------
                                                                     2000                   1999
                                                             --------------------   -------------------
                                                              Frozen       Dry       Frozen      Dry
                                                             --------    --------   --------   --------
Net Sales..................................................  $141,204    $ 86,518   $ 91,240   $116,256
Cost of Goods Sold.........................................   (77,368)    (39,958)   (49,659)   (51,877)
                                                             --------    --------   --------   --------
  Gross Profit.............................................    63,836      46,560     41,581     64,379
                                                             --------    --------   --------   --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution...............................   (16,156)    (10,305)   (10,350)   (13,185)
  Trade promotions.........................................   (22,977)     (7,204)   (11,796)   (16,415)
  Consumer marketing.......................................    (2,907)     (4,757)    (5,692)    (5,882)
                                                             --------    --------   --------   --------
Total brokerage, distribution and marketing expenses.......   (42,040)    (22,266)   (27,838)   (35,482)
Amortization of goodwill and other intangibles.............    (5,287)     (5,376)    (4,198)    (5,402)
Selling, general and administrative expenses (1)...........    (5,109)     (3,130)    (6,155)    (2,222)
Other financial, legal and accounting expenses (2).........         -           -          -          -
Transition expenses........................................       179        (877)    (1,154)      (543)
                                                             --------    --------   --------   --------
    Total operating expenses...............................   (52,257)    (31,649)   (39,345)   (43,649)
                                                             --------    --------   --------   --------
Operating income (loss)....................................  $ 11,579    $ 14,911   $  2,236   $ 20,730
                                                             ========    ========   ========   ========

(1) Selling, general and administrative expenses were allocated to each division based on the percentage of each division's net sales to total net sales in 2000.

(2) Other financial, legal and accounting expenses have not been allocated to the operating divisions.

     Net Sales. Net sales increased from $207.5 million in 1999 to $227.7 million in 2000, or 9.7%, due to increased net sales in the frozen foods division partially offset by lower net sales in the dry grocery division.

          Frozen Foods. Frozen foods division net sales increased from $91.2 million in 1999 to $141.2 million in 2000, or 54.8%, due primarily to the acquisition of Lender's(R) in November 1999 and increased revenues from the seafood, breakfast, pizza and food service businesses.

          Dry Grocery. Dry grocery division net sales decreased from $116.3 million in 1999 to $86.5 million in 2000, or 25.6%, principally because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

     Gross Profit. Gross profit increased from $106.0 million in 1999 to $110.4 million in 2000, an increase of 4.2%, due to increased gross profit in the frozen foods division partially offset by lower gross profit in the dry grocery division. As a percentage of net sales, gross profit decreased from 51.1% in 1999 to 48.5% in 2000. The decrease in gross profit as a percentage of net sales was driven primarily by a significant shift in the mix of product sales as a result of the lower dry grocery division sales with higher margins and increased frozen revenues, primarily from the Lender's(R) acquisition, with lower than average margins.

          Frozen Foods. Gross profit increased from $41.6 million in 1999 to $63.8 million in 2000, an increase of 53.5%, due primarily to the acquisition of Lender's(R) in November 1999, with the percentage of net sales essentially unchanged.

          Dry Grocery. Gross profit decreased from $64.4 million in 1999 to $46.6 million in 2000, a decrease of 27.7% due primarily to the decrease in net sales. As a percentage of net sales, gross profit decreased from 55.4% in 1999 to 53.8% in 2000. The decrease in gross profit as a percentage of net sales was due primarily to an unfavorable sales mix, as the sales decline was more pronounced in the higher margin syrup products.

     Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $63.3 million in 1999 to $64.3 million in 2000, or 1.6%. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 30.5% of net sales in 1999 to 28.3% of net sales in 2000 due primarily to decreases as a percentage of net sales in the dry grocery division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased from 11.3% of net sales in 1999 to 11.6% of net sales in 2000 due primarily to higher dry grocery distribution costs. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, decreased from 13.6% of net sales in 1999 to 13.3% of net sales in 2000 due to reduced dry grocery spending, which in the prior year had been used to promote trade inventory loading. Consumer marketing decreased as a percent of net sales from 5.6% in 1999 to 3.4% in 2000 primarily due to a reduction in the frozen division.

          Frozen Foods. Brokerage, distribution and marketing expenses increased from $27.8 million in 1999 to $42.0 million in 2000, an increase of 51.0%, due primarily to the acquisition of Lender's(R) in November 1999. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 30.5% of net sales in 1999 to 29.8% of net sales in 2000. Trade promotions expense increased from 12.9% of net sales in 1999 to 16.3% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to increased focus on performance based trade promotions as well as on increase in slotting expense for new seafood and bagel products. Consumer marketing decreased as a percentage of net sales from 6.2% in 1999 to 2.1% in 2000. The 1999 period included higher levels of support relative to product and packaging changes.

          Dry Grocery. Brokerage, distribution and marketing expenses decreased from $35.5 million in 1999 to $22.3 million in 2000, a decrease of 37.2%. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 30.5% in 1999 to 25.7% in 2000. This decrease was driven primarily by reduced trade promotions. Trade promotions expense decreased from 14.1% of net sales in 1999 to 8.3% of net sales in 2000. This decrease is due primarily to higher spending in 1999 to support heavy quarter-end trade loading, which has been discontinued in 2000 partially offset by carryover amortization in 2000 of slotting fees incurred in 1999.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $9.6 million in 1999 to $10.7 million in 2000 due to the impact of the acquisition of the Lender's(R) business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8.4 million in 1999 to $8.2 million in 2000 primarily due to the reduction in expense for certain performance based incentive programs and due to cost reductions associated with closing the Columbus, Ohio and San Francisco, California administrative offices during the third and first quarters of 2000, respectively, offset in part by the incremental costs necessary to manage the acquired Lender's(R) business.

     Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see --"Restatements"), the Company has incurred, and continues to incur financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $23.2 million for the three months ended September 30, 2000, are expensed when incurred by the Company. The costs during the period included a non-cash $17.1 million charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt as discussed in Note 5 to the financial statements. Management believes that cash expenditures for such financial, legal and accounting expenses in connection with the investigation, the restatement of financial results and related matters will materially decrease in future periods.

     Transition Expenses. The Company incurred a net $0.7 million in transition expenses in 2000 primarily due to the integration of the dry grocery administrative operations. The 1999 costs were associated with the Duncan

Hines(R) and Chef's Choice(R) businesses. These expenses represent one-time costs incurred to integrate acquired businesses and operations.

     Operating Income. Operating income decreased from $23.0 million in 1999 to $3.3 million in 2000. Operating income in 2000 was affected by the $23.2 million of other financial, legal and accounting expenses. Before giving effect to other financial, legal and accounting expenses, and transition expenses, operating income increased from $24.7 million in 1999 to $27.2 million in 2000 due in large part to the Lenders(R) acquisition, offset in part by reduced sales in the dry grocery division due to the Company's decision to terminate in 2000 the prior practice of heavy quarter-end trade loading.

     Interest and Other Financing Expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $17.4 million in 1999 to $30.4 million in 2000. The increase was due primarily to the additional debt associated with the acquisition of Lender's(R) in November 1999. In addition, higher interest rates, costs associated with the accounts receivable sale facility and increased debt levels in 2000 contributed to higher interest expense.

     Income Taxes. The income tax benefit recorded in 2000 of $11.9 million or 43.7% reflects an adjustment during the quarter to bring the year-to-date effective rate to 36%, the anticipated rate for the year.

Three Months Ended September 30, 2000 Compared to the Pro Forma Three Months Ended September 30, 1999 (as restated)

     The following table sets forth results of operations data by division for the three months ended September 30, 2000 and the pro forma results for the three months ended September 30, 1999 (as restated) as if the Chef's Choice(R) and Lender's(R) acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14 had been adopted January 1, 1999:


                                                               Three Months Ended September 30
                                                         --------------------------------------------
                                                                 2000             1999 (Pro forma)
                                                         --------------------   ---------------------
                                                          Frozen       Dry       Frozen        Dry
                                                         --------   ---------   --------     --------
Net Sales..............................................  $141,204   $  86,518   $135,028     $111,345
Cost of Goods Sold.....................................   (77,368)    (39,958)   (70,402)     (51,877)
                                                         --------   ---------   --------     --------
Gross Profit...........................................    63,836      46,560     64,626       59,468
                                                         --------   ---------   --------     --------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution........................   (16,156)    (10,305)   (16,025)     (13,185)
     Trade promotions..................................   (22,977)     (7,204)   (18,600)     (16,415)
     Consumer marketing................................    (2,907)     (4,757)    (6,199)      (7,247)
                                                         --------   ---------   --------     --------
Total brokerage, distribution and marketing expenses...   (42,040)    (22,266)   (40,824)     (36,847)
Amortization of goodwill and other intangibles.........    (5,287)     (5,376)    (5,348)      (5,402)
Selling, general and administrative expenses (1).......    (5,109)     (3,130)    (9,134)      (2,222)
Other financial, legal and accounting expenses (2).....         -           -          -            -
Transition expenses....................................       179        (877)    (1,154)        (543)
                                                         --------   ---------   --------     --------
       Total operating expenses........................   (52,257)    (31,649)   (56,460)     (45,014)
                                                         --------   ---------   --------     --------
Operating income (loss) ...............................  $ 11,579   $  14,911   $  8,166     $ 14,454
                                                         ========   =========   ========     ========

(1) Selling, general and administrative expenses were allocated to each division based on the percentage of each division's net sales to total net sales in 2000.

(2) Other financial, legal and accounting expenses have not been allocated to the operating divisions.

     Pro Forma Net Sales. On a pro forma basis, net sales decreased from $246.4 million in 1999 to $227.7 million in 2000, or 7.6%. The decline in net sales was attributable primarily to the decline in the dry grocery division, offset in part by an increase in frozen food sales.

          Frozen Foods. On a pro forma basis, frozen foods division net sales increased from $135.0 million in 1999 to $141.2 million in 2000 due primarily to increased overall per unit price increases in late 1999 on selected seafood items and reduced coupon expense, offset in part by a decrease in sales of Lenders(R) products.

          Dry Grocery. On a pro forma basis, dry grocery division net sales decreased from $111.3 million in 1999 to $86.6 million in 2000, or 22.3%, principally because of the Company's decision to terminate the practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices, offset in part by lower coupon costs.

     Pro Forma Gross Profit. On a pro forma basis, gross profit decreased from $124.1 million in 1999 to $110.4 million in 2000, or 11.0%. As a percentage of net sales, pro forma gross profit decreased from 50.4% in 1999 to 48.5% in 2000.

          Frozen Foods. On a pro forma basis, frozen foods division gross profit decreased from $64.6 million in 1999 to $63.8 million in 2000. The decrease was primarily due to lower sales of Lenders(R) products and unrecovered higher raw material costs associated with the Chef's Choice(R) products.

          Dry Grocery. Gross profit decreased from $59.5 million in 1999 to $46.6 million in 2000, a decrease of 21.7% due primarily to the decrease in net sales. As a percentage of net sales, gross profit increased from 53.4% in 1999 to 53.8% in 2000. The increase in gross profit as a percentage of net sales was due primarily to lower coupon costs.

     Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $77.7 million in 1999 to $64.3 million in 2000, a decrease of 17.2%. As a percentage of net sales, pro forma brokerage, distribution and marketing expenses decreased from 31.5% of net sales in 1999 to 28.3% of net sales in 2000.

          Frozen Foods. On a pro forma basis, brokerage, distribution and marketing expenses increased from $40.8 million in 1999 to $42.0 million in 2000, or 3.0%. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 30.2% in 1999 to 29.8% in 2000 due to a decrease in consumer marketing as a percent of sales offset in part by an increase in trade promotions as a percent of net sales. The 1999 consumer marketing expenses included higher levels of support related to certain product and package changes. The increased trade promotion results from increased focus on performance based trade promotions as well as increased slotting costs for new seafood and bagel products.

          Dry Grocery. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $36.8 million in 1999 to $22.3 million in 2000, or 39.6%. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 33.1% in 1999 to 25.7% in 2000. This decrease was driven by decreases in trade promotions, primarily due to higher spending in 1999 to support heavy quarter-end trade loading, which has been discontinued in 2000, offset in part by higher slotting expense amortization from amounts incurred in 1999.

     Pro Forma Selling, General and Administrative Expenses. Selling, general and administrative costs on a pro forma basis, decreased $3.1 million in 2000 from 1999 due to the reduction in expense for certain performance based incentive programs and as a result of cost reductions associated with closing the Columbus, Ohio and San Francisco, California administrative offices during the third and first quarter of 2000, respectively.

     Pro Forma Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see--"Restatements"), the Company has incurred, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $23.2 million for the three months ended September 30, 2000, are expensed when incurred by the Company. The costs during the period included a non-cash $17.1 million charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt as described in Note 5 to the financial statements. Management believes that cash expenditures for such financial, legal and accounting expenses in connection with the investigation, the restatement of financial results and related matters will materially decrease in future periods.

     Pro Forma Transition Expenses. The Company incurred a net $0.7 million in transition expenses in 2000 primarily due to the integration of the dry grocery administrative operations. The 1999 costs were associated with the Duncan Hines(R) and Chef's Choice(R) businesses. These expenses represent one-time costs incurred to integrate acquired businesses and operations.

     Pro Forma Operating (Loss) Income. On a pro forma basis, operating income decreased from $22.6 million in 1999 to $3.3 million in 2000. Excluding the effects of the other financial, legal and accounting expenses and transition expenses in both years, operating income increased from $24.3 million in 1999 to $27.2 million in 2000.

     Pro Forma Interest and Other Financing Expenses. On a pro forma basis, the aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $23.6 million in 1999 to $30.4 million in 2000. This increase is due to higher interest rates on the floating rate debt, costs associated with the accounts receivable sale facility and an increased debt level in 2000.

     Pro Forma Income Tax Expense. The income tax benefit recorded in 2000 of $11.9 million or 43.7% reflects an adjustment during the quarter to bring the year-to-date tax benefits to 36.0%, the anticipated rate for the year.

Results of Operations Nine Months Ended September 30

     The following table sets forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's and Seacoast acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14, Accounting for Certain Sales Incentives had been adopted as of January 1, 1999. Certain amounts from prior years, including amounts related to the adoption of EITF 00-14, Accounting for Certain Sales Incentives, have been reclassified to conform to the Company's current year presentation, and financial information for the nine months ended September 30, 1999 has been restated as discussed above.

                               AURORA FOODS INC.
                           Statements of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                                                                     Pro Forma Nine
                                                          Actual Nine Months Ended                    Months Ended
                                               ----------------------------------------------      ------------------
                                                September 30, 2000         September 30, 1999      September 30, 1999
                                               --------------------        ------------------      ------------------
                                                                            (as restated) (1)       (as restated) (1)
Net sales ...................................  $ 724,451      100.0%       $ 615,628    100.0%     $ 764,309    100.0%
Cost of goods sold ..........................   (357,186)     (49.3)        (297,469)   (48.3)      (373,642)   (48.9)
                                               ---------      -----        ---------    -----      ---------    -----
Gross profit ................................    367,265       50.7          318,159     51.7        390,667     51.1
                                               ---------      -----        ---------    -----      ---------    -----
Brokerage, distribution and
   marketing expenses:
   Brokerage and distribution ...............    (85,845)     (11.9)         (69,100)   (11.2)       (91,773)   (12.0)
   Trade promotions .........................   (126,388)     (17.4)        (100,894)   (16.4)      (123,247)   (16.1)
   Consumer marketing .......................    (37,624)      (5.2)         (37,563)    (6.1)       (43,023)    (5.6)
                                               ---------      -----        ---------    -----      ---------    -----
Total brokerage, distribution and
   marketing expenses .......................   (249,857)     (34.5)        (207,557)   (33.7)      (258,043)   (33.8)
Amortization of goodwill and
   other intangibles ........................    (32,143)      (4.4)         (27,764)    (4.5)       (31,532)    (4.1)
Selling, general and administrative
   expenses .................................    (30,908)      (4.3)         (24,170)    (3.9)       (33,482)    (4.3)
Other financial, legal and
   accounting expenses ......................    (41,315)      (5.7)               -      0.0              -      0.0
Columbus consolidation costs ................     (6,550)      (0.9)               -      0.0              -      0.0
Transition expenses .........................     (2,082)      (0.3)          (9,095)    (1.5)        (9,095)    (1.2)
                                               ---------      -----        ---------    -----      ---------    -----
Total operating expenses ....................   (362,855)     (50.1)        (268,586)   (43.6)      (332,152)   (43.4)
                                               ---------      -----        ---------    -----      ---------    -----
Operating income ............................      4,410        0.6           49,573      8.1         58,515      7.7

Interest and other financing
   expenses, net ............................    (83,592)     (11.5)         (48,733)    (8.0)       (68,277)    (9.0)
                                               ---------      -----        ---------    -----      ---------    -----
Income (loss) before income taxes
   and cumulative change in accounting ......    (79,182)     (10.9)             840      0.1         (9,762)    (1.3)
Income tax (expense) benefit ................     28,506        3.9             (261)    (0.0)         3,312      0.5
                                               ---------      -----        ---------    -----      ---------    -----
Income (loss) before cumulative effect
   of change in accounting ..................    (50,676)      (7.0)             579      0.1         (6,450)    (0.8)

Cumulative effect of change in
   accounting, net of tax ...................    (12,161)      (1.7)               -      0.0              -      0.0
                                               ---------      -----        ---------    -----      ---------    -----
Net income (loss) ...........................  $ (62,837)      (8.7)%      $     579      0.1%     $  (6,450)    (0.8)%
                                               =========      =====        =========    =====      =========    =====
Earnings (loss) per share ...................  $   (0.93)       N/A        $    0.01      N/A      $   (0.10)     N/A
                                               =========      =====        =========    =====      =========    =====
EBITDA (2) ..................................  $  55,103        7.5%       $  87,595     14.2%     $ 104,806     13.7%
                                               =========      =====        =========    =====      =========    =====
Adjusted EBITDA (3) .........................  $ 105,050       14.4%       $  96,135     15.6%     $ 125,269     16.4%
                                               =========      =====        =========    =====      =========    =====
Adjusted EPS (4) ............................  $   (0.26)       N/A        $    0.09      N/A      $   (0.01)     N/A
                                               =========      =====        =========    =====      =========    =====

(1) As restated. See "--Restatements" and Notes 1 and 12 to the condensed consolidated financial statements.

(2) EBITDA is defined as net income (loss) plus the cumulative effect of change in accounting, income tax (expense) benefit, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(3) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses. In addition, for pro forma purposes in each of the first three quarters of 1999, adjusted EBITDA excludes $4,789 of charges made by Kellogg's to the Lender's business to reflect an allocation of Kellogg's corporate selling, general and administrative expenses and to reflect overhead on a Lender's facility that was not purchased by the Company. These costs will not be incurred by the Company on an ongoing basis. The Company has included $1,000 as incremental selling, general and administrative expenses in each of the first three quarters of 1999 as its estimate of the incremental expenses associated with operating the Lender's business.

(4) Adjusted EPS is defined as earnings (loss) per share plus the per share after tax effect of the cumulative effect of change in accounting, other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999 (as restated)

     The following table sets forth certain historical results of operations data by division for the nine months ended September 30, 2000 and 1999 (as restated):

                                                                      Nine Months Ended September 30,
                                                              ------------------------------------------------
                                                                       2000                     1999
                                                              ----------------------   -----------------------
                                                               Frozen         Dry        Frozen         Dry
                                                              ---------    ---------    ---------    ---------
Net Sales ................................................... $ 471,276    $ 253,175    $ 322,474    $ 293,154
Cost of Goods Sold ..........................................  (242,200)    (114,986)    (167,040)    (130,429)
                                                              ---------    ---------    ---------    ---------
Gross Profit ................................................   229,076      138,189      155,434      162,725
                                                              ---------    ---------    ---------    ---------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution .............................   (52,898)     (32,947)     (37,229)     (31,871)
     Trade promotions .......................................   (82,497)     (43,891)     (54,304)     (46,590)
     Consumer marketing .....................................   (22,738)     (14,886)     (21,955)     (15,608)
                                                              ---------    ---------    ---------    ---------
Total brokerage, distribution and marketing expenses ........  (158,133)     (91,724)    (113,488)     (94,069)
Amortization of goodwill and other intangibles ..............   (15,905)     (16,238)     (12,027)     (15,737)
Selling, general and administrative expenses ................   (22,836)      (8,072)     (17,620)      (6,550)
Other financial, legal and accounting expenses (1) ..........         -            -            -            -
Columbus consolidation costs ................................         -       (6,550)           -            -
Transition expenses .........................................    (1,205)        (877)      (1,313)      (7,782)
                                                              ---------    ---------    ---------    ---------
     Total operating expenses ...............................  (198,079)    (123,461)    (144,448)    (124,138)
                                                              ---------    ---------    ---------    ---------
Operating income (loss) ..................................... $  30,997    $  14,728    $  10,986    $  38,587
                                                              =========    =========    =========    =========


(1) Other financial, legal and accounting expenses have not been allocated to the operating divisions.

     Net Sales. Net sales increased from $615.6 million in 1999 to $724.5 million in 2000, or 17.7%, due to increased net sales in the frozen foods division partially offset by lower net sales in the dry grocery division.

          Frozen Foods. Frozen foods division net sales increased from $322.5 million in 1999 to $471.3 million in 2000, or 46.1%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Net sales of other frozen division products were down primarily because of the Company's decision earlier this year to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

          Dry Grocery. Dry grocery division net sales decreased from $293.2 million in 1999 to $253.2 million in 2000, or 13.6%, principally because of the Company's decision in 2000 to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. In addition, coupon costs are higher in 2000, partly resulting from the inconsistency in accounting for the recognition of coupon expense in 1999, following the adoption of the change in accounting required by EITF 00-14.

     Gross Profit. Gross profit increased from $318.2 million in 1999 to $367.3 million in 2000, an increase of 15.4%, due to increased gross profit in the frozen foods division partially offset by lower levels in the dry grocery division.

          Frozen Foods. Gross profit increased from $155.4 million in 1999 to $229.1 in 2000, an increase of 47.4% due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999, offset in part by reduced gross profit associated with the sales reduction in other products.

          Dry Grocery. Gross profit decreased from $162.7 million in 1999 to $138.2 million in 2000, or 15.1% due primarily to the decrease in net sales, as gross profit as a percentage of net sales was 55.5% in

     1999 and 54.6% in 2000. The principal reason for the decrease as a percent of net sales was due to higher coupon costs included in net sales resulting from the inconsistency in accounting for the recognition of coupon expense in 1999, following the adoption of the changes in accounting required by EITF 00-14.

     Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $207.6 million in 1999 to $249.9 million in 2000, an increase of 20.4%, as a result of increases in both divisions. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 33.7% of net sales in 1999 to 34.5% of net sales in 2000 due primarily to increases as a percentage of net sales in the dry grocery division that were partially offset by decreases in the frozen foods division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased from 11.2% of net sales in 1999 to 11.9% of net sales in 2000 due primarily to higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 16.4% of net sales in 1999 to 17.4% of net sales in 2000 due to increased trade promotion spending in the dry grocery division. Consumer marketing expenses, which include the costs of advertising and market research, increased primarily due to the acquisition of Lender's(R) in November 1999, offset in part by reductions in breakfast and pizza support required in the prior year.

          Frozen Foods. Brokerage, distribution and marketing expenses increased from $113.5 million in 1999 to $158.1 million in 2000, an increase of 39.3%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Brokerage and distribution expenses decreased from 11.5% of net sales in 1999 to 11.2% of net sales in 2000. This decrease is due primarily to a reduction in term discounts, offset in part by increased freight and warehousing due to the acquisition of Lender's(R) for which these costs are higher than the average for the division. Trade promotions expense increased from 16.8% of net sales in 1999 to 17.5% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to the acquisition of Lender's(R) which has higher trade promotion as a percent of net sales than the average for this division. Consumer marketing expenses decreased from 6.8% of net sales in 1999 to 4.8% of net sales in 2000. This decrease was due primarily to the inclusion of the Lender's(R) and Chef's Choice(R) businesses in 2000, which experienced a lower level of consumer spending as a percentage of net sales. Excluding the impact of the Lender's(R) and Chef's Choice(R) acquisitions, consumer spending as a percentage of net sales was comparable to 1999.

          Dry Grocery. Brokerage, distribution and marketing expenses decreased from $94.1 million in 1999 to $91.7 million in 2000, or 2.5%. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 32.1% in 1999 to 36.2% in 2000. This increase as a percentage of net sales was driven primarily by increases in brokerage and distribution expenses and trade promotions. Brokerage and distribution expenses increased from 10.9% of net sales in 1999 to 13.0% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Trade promotions expense increased from 15.9% of net sales in 1999 to 17.3% of net sales in 2000. This increase is due to carryover amortization in 2000 of slotting fees incurred in 1999.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $27.8 million in 1999 to $32.1 million in 2000 due to the impact of acquisitions of the Chef's Choice(R) and Lender's(R) businesses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $24.2 million in 1999 to $30.9 million in 2000, due primarily to the incremental costs necessary to manage the acquired Chef's Choice(R) and Lender's(R) businesses, the costs related to the employment of new management and other compensation related costs.

     Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see - "Restatements"), the Company has incurred, and continues to incur financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $41.3 million for the nine months ended September 30, 2000, are expensed when incurred by the Company. Management believes that cash expenditures for such financial, legal and accounting expenses in connection with the investigation, the restatement of financial results and related matters will materially decrease in future periods.

     Columbus Consolidation Costs. During the second quarter of 2000, the Company announced its intention to consolidate its administrative office and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The charge of $6.6 million primarily represents the estimated costs of employee severance, the non-cash write-off of leasehold improvements and capitalized software that will no longer be used and estimated unrecovered office lease costs. The consolidation is expected to be substantially completed by December 31, 2000.

     Transition Expenses. The Company incurred $9.1 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines(R) business. During 2000, the Company incurred approximately $2.1 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses and the dry grocery administrative consolidation. These expenses represent one-time costs incurred to integrate acquired businesses and operations.

     Operating Income. Operating income decreased from $49.6 million in 1999 to $4.4 million in 2000. Operating income in 2000 was affected by the $41.3 million of other financial, legal and accounting expenses, $6.6 million in Columbus consolidation costs, and by transition expenses in both 1999 and 2000. Before giving effect to other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses, operating income decreased from $58.7 million in 1999 to $54.4 million in 2000.

     Interest and Other Financing Expenses. The aggregate of the net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $48.7 million in 1999 to $83.6 million in 2000. The increase was due primarily to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. In addition, higher interest rates, costs associated with the accounts receivable sale facility and an increased debt level in 2000 contributed to higher interest expense.

Nine Months Ended September 30, 2000 Compared to the Pro Forma Nine Months Ended September 30, 1999 (as restated)

     The following table sets forth results of operations data by division for the nine months ended September 30, 2000 and the pro forma results for the nine months ended September 30, 1999 (as restated) as if the Chef's Choice(R) and Lender's(R) acquisitions and related financings had taken place January 1, 1999 and as if EITF 00-14 had been adopted in January 1, 1999.


                                                                  Nine Months Ended September 30,
                                                           ---------------------------------------------
                                                                   2000              1999 (Pro forma)
                                                           ---------------------   ---------------------
                                                            Frozen       Dry        Frozen        Dry
                                                           ---------   ---------   ---------   ---------
Net Sales ................................................ $ 471,276   $ 253,175   $ 476,130   $ 288,179
Cost of Goods Sold .......................................  (242,200)   (114,986)   (243,212)   (130,430)
                                                           ---------   ---------   ---------   ---------
Gross Profit .............................................   229,076     138,189     232,918     157,749
                                                           ---------   ---------   ---------   ---------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution ..........................   (52,898)    (32,947)    (59,902)    (31,871)
     Trade promotions ....................................   (82,497)    (43,891)    (76,657)    (46,590)
     Consumer marketing ..................................   (22,738)    (14,886)    (25,595)    (17,428)
                                                           ---------   ---------   ---------   ---------
Total brokerage, distribution and marketing expenses .....  (158,133)    (91,724)   (162,154)    (95,889)
Amortization of goodwill and other intangibles ...........   (15,905)    (16,238)    (15,795)    (15,737)
Selling, general and administrative expenses .............   (22,836)     (8,072)    (26,932)     (6,550)
Other financial, legal and accounting expenses (1) .......         -           -           -           -
Columbus consolidation costs .............................         -      (6,550)          -           -
Transition expenses ......................................    (1,205)       (877)     (1,313)     (7,782)
                                                           ---------   ---------   ---------   ---------
     Total operating expenses ............................  (198,079)   (123,461)   (206,194)   (125,958)
                                                           ---------   ---------   ---------   ---------
Operating income (loss) .................................. $  30,997   $  14,728   $  26,724   $  31,791
                                                           =========   =========   =========   =========

(1) Other financial, legal and accounting expenses have not been allocated to the operating divisions.

     Pro Forma Net Sales. On a pro forma basis, net sales decreased from $764.3 million in 1999 to $724.5 million in 2000, or 5.2%, and was attributable to declines in both divisions.

          Frozen Foods. On a pro forma basis, frozen foods division net sales decreased from $476.1 million in 1999 to $471.3 million in 2000, or 1.0% due primarily to the Company's decision earlier this year to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. In addition, on a pro forma basis Lender's(R) net sales declined as a result of consumption declines compared to prior year. This decline was partially offset within the frozen division by the shift away from price discounts to retailers and certain price increases in late 1999 on certain seafood items.

          Dry Grocery. On a pro forma basis, dry grocery division net sales decreased from $288.2 million in 1999 to $253.2 million in 2000, or 12.1% principally because of the Company's decision to terminate in 2000 the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices.

Pro Forma Gross Profit. On a pro forma basis, gross profit decreased from $390.7 million in 1999 to $367.3 million in 2000, a decrease of 6.0%.

          Frozen Foods. On a pro forma basis, frozen foods division gross profit declined from $232.9 million in 1999 to $229.1 million in 2000, or 1.6%. The decrease was primarily due to the lower net sales.

          Dry Grocery. On a pro forma basis, gross profit decreased from $157.7 million in 1999 to $138.2 million in 2000, or 12.4%, due primarily to the decrease in net sales.

Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $258.0 million in 1999 to $249.9 million in 2000, a decrease of 3.2%. As a percentage of net sales, pro forma brokerage, distribution and marketing expenses increased from 33.8% of net sales in 1999 to 34.5% of net sales.

          Frozen Foods. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $162.2 million in 1999 to $158.1 million in 2000, a 2.5% decline. This decrease was driven primarily by a reduction of discount payment terms offered to customers, partially offset by an increase in trade promotion spending as a percent of sales.

          Dry Grocery. On a pro forma basis, brokerage, distribution and marketing expenses decreased from $95.9 million in 1999 to $91.7 million in 2000. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 33.3% in 1999 to 36.2% in 2000. This increase was driven primarily by increases in brokerage and distribution expenses and in trade promotions. Brokerage and distribution expenses increased from 11.1% of net sales in 1999 to 13.0% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Trade promotions expense increased from 16.2% of net sales in 1999 to 17.3% of net sales in 2000. This increase is due to carryover amortization in 2000 of slotting fees paid in 1999.

     Pro Forma Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatements of its financial statements litigation, governmental proceedings, defaults under its loan agreements and related matters (see - "Restatements"), the Company has incurred, and continues to incur, financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $41.3 million for the nine months ended September 30, 2000, are expensed when incurred by the Company. Management believes that cash expenditures for such financial, legal and accounting expenses in connection with the investigation, the restatement of financial results and related matters will materially decrease in future periods.

     Columbus Consolidation Costs. During the second quarter of 2000, the Company announced its intention to consolidate its administrative office and functions in St. Louis, Missouri and close its office in Columbus, Ohio. The charge of $6.6 million primarily represents the estimated costs of employee severance, the non-cash write-off of leasehold improvements and capitalized software that will no longer be used and estimated unrecovered office lease costs. The consolidation is expected to be substantially completed by December 31, 2000.

     Pro Forma Transition Expenses. The Company incurred $9.1 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines(R) business. During 2000, the Company incurred approximately $2.1 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses and the dry grocery administrative consolidation. These expenses represent one-time costs incurred to integrate acquired businesses and operations.

     Pro Forma Operating (Loss) Income. On a pro forma basis, operating income decreased from $58.5 million in 1999 to $4.4 million in 2000. Excluding the effects of the other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses in both years, operating income decreased from $67.6 million in 1999 to $54.4 million in 2000.

     Pro Forma Interest and Other Financing Expenses. On a pro forma basis, the aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $68.3 million in 1999 to $83.6 million in 2000. This increase is due to higher interest rates on the floating rate debt, costs associated with the accounts receivable sale facility and an increased debt level in 2000.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000 the Company used $39.0 million to fund operating activities compared to the nine months ended September 30, 1999, when $34.3 million of cash was used in operations. The increase in cash used in 2000 was primarily a result of the net loss incurred during the period including $24.2 million of pretax cash expenses for other financial, legal and accounting expenses, offset by funding from the sale of accounts receivable (see
Note 8 to the consolidated financial statements) and smaller amounts needed for working capital. As of September 30, the Company had received a net $37.6 million from the sale of accounts receivable. The agreement to sell up to $60 million in accounts receivable has been used to provide needed cash.

     Net cash used in investing activities for the nine months ended September 30, 2000, was approximately $19.1 million compared to $92.6 million during the nine months ended September 30, 1999. Investing activities in 2000 consisted of additions to fixed assets of $12.3 million, $8.0 million paid as additional purchase price for the Seacoast acquisition (see Note 3 to the financial statements) and $1.2 million was received from the sale of non-operating real estate. Investing activities in 1999 consisted of $15.8 million of additions to fixed assets and the Company purchased the common stock of Seacoast on April 1 and invested in additional manufacturing frozen seafood products capacity with the purchase of a production facility in Yuba City, CA.

     During the nine months ended September 30, 2000, financing activities provided cash of $60.4 million. The Company received $15 million from its issuance of preferred stock in connection with the resolution of covenant defaults on its senior subordinated debt. (See Notes 5 & 9 to the financial statements.) The Company repaid $19.7 million in principal on its senior secured term debt and borrowed $65.0 million on the revolving facility to fund its operations, capital expenditures, software and packaging design expenditures, and its repayment of borrowings. In 1999 net cash from financing activities of $127.0 million was used primarily to fund the business acquisitions.

     The Company solicited the consent (the "Consent Solicitation") of the holders of the Company's 8-3/4% Senior Subordinated Notes due 2008 and the February and July issues of the Company's 9-7/8% Senior Subordinated Notes due 2007 (the "Notes"). The purpose of the Consent Solicitation was to amend certain provisions of each Indenture (the "Indentures") governing the Notes, to waive certain events of default under each Indenture and to receive a release of certain claims.

     The Consent Solicitation expired on September 20, 2000. Upon receiving the required consents pursuant to the Company's Confidential Consent Solicitation Statement dated as of August 31, 2000, as supplemented (the "Consent Solicitation Statement"), the Company and the trustee under the Indentures executed a Supplemental Indenture with respect to each Indenture to make the amendments operative and binding on all holders of Notes.

     The amendments will also allow the Company to incur up to $90 million of additional senior indebtedness to replace an existing $60 million receivables sale arrangement and increase the call premium on the outstanding Notes by 2% starting in 2002 for the 9-7/8% Notes and 2003 for the 8-3/4% Notes.

     In connection with the successful completion of the Consent Solicitation, certain investors, including funds affiliated with existing stockholders, purchased 3,750,000 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $15 million, that further enhances the Company's liquidity.

     As a result of the amendments and waivers on the senisubordinated notes, the remaining contingencies associated with the Company's senior secured debt were resolved. Therefore, the Company has classified its senior secured and senior subordinated debt as long-term in the accompanying September 30, 2000 balance sheet.

Interest Rate Collar Agreements

     At September 30, 2000, the Company was party to three interest rate swap agreements. The Company entered into these agreements as a means of managing its interest rate risk. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

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

PART II--OTHER INFORMATION

ITEM I:   LEGAL PROCEEDINGS

     As of November 9, 2000, the Company has been served with eighteen complaints in purported class action lawsuits filed in the United States District Court for the Northern District of California. The complaints received by the Company allege that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions allege that the defendants violated Sections 10(b) and/or
Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions complaints seek damages in unspecified amounts. These Securities Actions purport to be brought on behalf of purchasers of the Company's securities during various periods, all of which fall between October 28, 1998 and April 2, 2000. The Company is currently evaluating these claims and possible defenses thereto and intends to defend these suits vigorously.

     On April 14, 2000, certain of the Company's current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company's restatement of its financial statements. The case has been removed to federal court in San Francisco. The Company believes that the litigation is procedurally defective, in light of the plaintiffs' failure to make prior demand on the Board to investigate the claims in question. The Company therefore intends to move to dismiss these claims. If the case proceeds, the Company may be obligated to indemnify and advance the defense costs of the directors named in the suit, pending a final determination of the action.

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

     The Company has been informed that the staff of the Securities and Exchange Commission (the "SEC") and the Department of Justice (the "DOJ") are conducting investigations relating to the events that resulted in the restatement of the Company's financial statements for prior periods ("Prior Events"). The SEC and DOJ have requested that the Company provide certain documents relating to the Company's historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company's former officers and employees, correspondence with the Company's auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

     The Company is cooperating with the SEC and the DOJ in connection with both investigations. The Company cannot predict the outcome of either governmental investigation. An adverse outcome in either proceeding may have a material adverse effect on the Company.

     The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

a) On September 20, 2000, the Company issued 3,750,000 shares of its Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock") to certain existing stockholders including funds affiliated with Fenway Partners, Inc., McGown DeLeeuw & Co. and UBS Capital at a price of $4.00 per share for an aggregate offering price of $15,000,000. The transaction was exempt under Rule 506 of the Securities Act of 1933 as amended (the "Act") as a transaction by an issuer not involving a public offering. The Series A Preferred Stock is convertible into Common Stock at a price of $3.35 (the "Conversion Price"), or approximately 1.19 shares of Common Stock per share of Series A Preferred Stock, subject to adjustment for issuances less than the Conversion Price. The Series A Preferred Stock converts at the Company's option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price.

b) As of September 20, 2000 the Company issued 6,778,577 shares of its Common Stock in connection with its Consent Solicitation (the "Consent Solicitation") of the holders (the "Holders") of the Company's 8-3/4% Senior Subordinated Notes due 2008 and the February and July issues of the Company's 9-7/8% Senior Subordinated Notes due 2007 (collectively, the "Notes"). The Holders received 17.71078 shares of Common Stock per $1,000 aggregate principal amount of Notes to which a Holder's consent related in exchange for each Holder's consent to the amendment of certain provisions of each Indenture (the "Indentures") governing the Notes, consent to the waiver of certain events of default under each Indenture and a release of certain claims. The transaction was exempt under Rule 506 of the Act as a transaction by an issuer not involving a public offering.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Senior Secured Debt

     As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default of a number of provisions of the agreements covering its senior secured debt and senior subordinated debt. The Company and the lenders party to the senior secured debt amended this agreement to provide:

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


     During the third quarter, the defaults related to the senior secured debt were cured or waived as a result of the cure or waiver of the defaults in the senior subordinated debt. The defaults related to the senior subordinated debt were cured or waived in connection with the consents obtained from the holders of senior subordinated debt to amendments to the indentures and waivers of past defaults thereunder on September 20, 2000.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

          Exhibit
          Number                          Exhibit
          -------                         -------

           2.17 Securities Purchase Agreement for Series A Preferred Stock dated as of September 20, 2000 between the Company and the Purchasers listed on the signature page thereto. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. Form 8-K filed on September 21, 2000).

           3.3 Certificate of Designation for the Company's Series A Preferred Stock filed with the Secretary of State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit
                   3.1 to the Aurora Foods Inc. Form 8-K filed on September 21,
                   2000).

           4.14 Amendment of Securityholders Agreement among Aurora Foods Inc. and the parties listed on the signature page thereto.

          10.40* Employment Agreement dated as of March 27, 2000, among Aurora Foods Inc. and James T. Smith.

          27.1 Financial Data Schedules for the nine months ended September 30, 2000 and restated September 30, 1999.

  (b) Reports on Form 8-K


Date Filed

August 18, 2000      Press release announcing agreement in principle with
                     holders of senior subordinated debt.

September 21, 2000   Press release announcing finalization of agreement with
                     senior subordinated noteholders, issuance of Series A
                     Preferred Stock in the aggregate amount of $15 million, and amendments and waivers to debt agreements.

November 9, 2000     Press release with respect to results for the third quarter ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AURORA FOODS INC.


                                       By:  /s/ Christopher T. Sortwell
                                            ------------------------------------
                                            Christopher T. Sortwell
                                            Chief Financial Officer
                                            (Duly Authorized Officer,
                                            Principal Financial Officer and
                                            Principal Accounting Officer)


Date: November 14, 2000

                                 EXHIBIT INDEX

          Exhibit
          Number                          Exhibit
          -------                         -------

           2.17 Securities Purchase Agreement for Series A Preferred Stock dated as of September 20, 2000 between the Company and the Purchasers listed on the signature page thereto. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. Form 8-K filed on September 21, 2000).

           3.3 Certificate of Designation for the Company's Series A Preferred Stock filed with the Secretary of State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit
                   3.1 to the Aurora Foods Inc. Form 8-K filed on September 21,
                   2000).

           4.14 Amendment of Securityholders Agreement among Aurora Foods Inc. and the parties listed on the signature page thereto.

          10.40* Employment Agreement dated as of March 27, 2000, among Aurora Foods Inc. and James T. Smith.

          27.1 Financial Data Schedules for the nine months ended September 30, 2000 and restated September 30, 1999.