Form 10-Q/A
period 1998-09-30
AURORA FOODS INC /DE/
filed 2001-01-17
CIK 1060024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-Q/A


       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________


                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)


                         DELAWARE                                                94-3303521
                         --------                                                ----------
(State or Other Jurisdiction of Incorporation or Organization)       (IRS Employer Identification No.)

                         1000 Union Station; Suite 300
                              St. Louis, MO 63103
          (Address of Principal Executive Office, Including Zip Code)

                                (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                November 6, 1998
Common stock, $0.01 par value                                         67,000,000

================================================================================

This amendment on Form 10-Q/A amends Items 1 and 2 of Part I and Items 1 and 6 of Part II of the Quarterly Report of Aurora Foods Inc. (the "Company") on Form 10-Q previously filed for the quarter ended September 30, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 as well as for the year ended December 31, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. The financial information in this Form 10-Q/A is consistent with such information as it was presented on a restated basis in the Company's Form 10-K for the year ended December 31, 1999. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.


                               TABLE OF CONTENTS

                                                   PART I

Item                                                                                                          Page
----                                                                                                          ----
1.   Financial Statements..............................................................................          2

2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.............         20


                                                 PART II

1.   Legal Proceedings.................................................................................         35

6.   Exhibits and Reports on Form 8-K..................................................................         35
     (Only those exhibits which have been revised have been included herein.)

                                    PART I

                             FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS
          -----------------------------

          See pages 3 through 19.

                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                 September 30,          December 31,
                                                                                      1998                  1997
                                                                                ----------------      ------------------
                                                                                 (as restated)
ASSETS                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                  $          1,913      $            4,717
     Accounts receivable (net of $940 and $140 allowance, respectively)                   85,055                  12,362
     Accounts receivable - other                                                           7,049                   1,474
     Inventories                                                                          83,389                   6,902
     Prepaid expenses and other assets                                                     7,437                   1,955
     Current deferred tax assets                                                          31,736                   2,966
                                                                                ----------------      ------------------
          Total current assets                                                           216,579                  30,376

Property, plant and equipment, net                                                       137,453                  14,075
Goodwill and other intangible assets, net                                              1,072,611                 315,241
Asset held for sale                                                                        3,000                      --
Other assets                                                                              25,330                  13,047
                                                                                ----------------      ------------------
          Total assets                                                          $      1,454,973      $          372,739
                                                                                ================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                $         20,000      $            4,375
     Senior secured revolving debt facility                                               50,250                      --
     Accounts payable                                                                     50,811                   6,443
     Accrued liabilities                                                                  68,150                  17,409
                                                                                ----------------      ------------------
         Total current liabilities                                                       189,211                  28,227

Non-current deferred tax liabilities                                                       5,047                   3,745
Other liabilities                                                                         12,372                      --
Senior secured revolving debt facility                                                    65,500                  37,500
Senior secured term debt                                                                 205,000                  35,625
Senior subordinated notes                                                                402,287                 202,419
                                                                                ----------------      ------------------
          Total liabilities                                                              879,417                 307,516
                                                                                ----------------      ------------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                           --                      --
     Common stock, $0.01 par value; 250,000,000 and 87,159,000
        shares authorized, respectively; 67,000,000 and 29,053,000
        shares issued and outstanding, respectively                                          670                     291
     Paid in capital                                                                     648,001                  63,912
     Promissory notes                                                                       (630)                   (215)
     (Accumulated deficit) retained earnings                                             (72,485)                  1,235
                                                                                ----------------      ------------------
Total stockholders' equity                                                               575,556                  65,223
                                                                                ----------------      ------------------
        Total liabilities and stockholders' equity                              $      1,454,973      $          372,739
                                                                                ================      ==================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                   Three Months Ended
                                                            --------------------------------
                                                               September 30,   September 27,
                                                                   1998           1997
                                                              -------------  --------------
                                                              (as restated)
Net sales                                                       $ 218,768      $  49,125
Cost of goods sold                                                 89,974         15,229
                                                                ---------      ---------
     Gross profit                                                 128,794         33,896
                                                                ---------      ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                    22,677          5,701
     Trade promotions                                              61,638          8,734
     Consumer marketing                                            15,928          4,889
                                                                ---------      ---------
Total brokerage, distribution and marketing expenses              100,243         19,324

Amortization of goodwill and other intangibles                      8,623          2,170
Selling, general and administrative expenses                        7,510          1,267
Transition expenses                                                 1,269            989
                                                                ---------      ---------
Total operating expenses                                          117,645         23,750
                                                                ---------      ---------

     Operating income                                              11,149         10,146

Interest income                                                      (123)            (5)
Interest expense                                                   15,682          6,624
Amortization of deferred financing expense                            372            293
Other bank and financing expenses                                      49             29
                                                                ---------      ---------

     (Loss) income before income taxes and extraordinary item      (4,831)         3,205

Income tax (benefit) expense                                         (163)         1,282
                                                                ---------      ---------

     Net (loss) income before extraordinary item                   (4,668)         1,923

Extraordinary loss on early extinguishment of debt,
   net of tax of $4,520                                             7,449              -
                                                                ---------      ---------

       Net (loss) income                                        $ (12,117)     $   1,923
                                                                =========      =========

Basic and diluted (loss) earnings per share before
   extraordinary item                                           $   (0.07)     $    0.07
Extraordinary item per share                                         0.11              -
                                                                ---------      ---------

Basic and diluted (loss) earnings per share                     $   (0.18)     $    0.07
                                                                =========      =========

Weighted average number of shares outstanding                      67,000         29,053
                                                                =========      =========



                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                   Nine months Ended
                                                                        ---------------------------------------
                                                                         September 30,         September 27,
                                                                              1998                  1997
                                                                        ----------------     ------------------
                                                                         (as restated)
Net sales                                                                     $ 507,966              $  92,016
Cost of goods sold                                                              209,451                 29,500
                                                                              ---------              ---------
     Gross profit                                                               298,515                 62,516
                                                                              ---------              ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                  50,890                 10,400
     Trade promotions                                                           122,508                 15,807
     Consumer marketing                                                          37,423                  9,256
                                                                              ---------              ---------
Total brokerage, distribution and marketing expenses                            210,821                 35,463

Amortization of goodwill and other intangibles                                   21,409                  3,828
Selling, general and administrative expenses                                     17,414                  3,594
Incentive plan expense                                                           56,583                     --
Transition expenses                                                               5,716                  1,313
                                                                              ---------              ---------
Total operating expenses                                                        311,943                 44,198
                                                                              ---------              ---------

     Operating (loss) income                                                    (13,428)                18,318

Interest income                                                                    (544)                   (86)
Interest expense                                                                 50,080                 11,800
Amortization of deferred financing expense                                        1,472                  2,771
Other bank and financing expenses                                                   187                     53
                                                                              ---------              ---------

     (Loss) income before income taxes  and extraordinary item                  (64,625)                 3,780

Income tax (benefit) expense                                                       (230)                 1,512
                                                                              ---------              ---------

     Net (loss) income before extraordinary item                                (64,395)                 2,268

Extraordinary loss on early extinguishment of debt,
   net of tax of $5,704                                                           9,325                     --
                                                                              ---------              ---------

     Net (loss) income                                                        $ (73,720)             $   2,268
                                                                              =========              =========

Basic and diluted (loss) earnings per share before
   extraordinary item                                                         $   (1.31)             $    0.08
Extraordinary item per share                                                       0.19                     --
                                                                              ---------              ---------
Basic and diluted (loss) earnings per share                                   $   (1.50)             $    0.08
                                                                              =========              =========

Weighted average number of shares outstanding                                    49,159                 29,053
                                                                              =========              =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                              Retained
                                                         Additional                           Earnings
                                  Common Stock            Paid-In         Promissory        (Accumulated
                             -----------------------
                               Shares       Amount         Capital           Notes             Deficit)          Total
                             ----------   ----------    -------------    -------------     ---------------    ------------
Balance at December 27,
   1997                         29,053       $   291       $   63,912      $     (215)        $      1,235    $     65,223

Capital contribution                 -             -           94,263            (473)                   -          93,790
Shares issued for
   acquisition of business      25,038           250          183,219               -                    -         183,469
Shares issued                   12,909           129          254,702                                              254,831
Equity offering costs                -             -           (4,678)              -                    -         (4,678)
Payments on officer
   promissory notes                  -             -                -              58                    -              58
Incentive plan expense               -             -           56,583               -                    -          56,583
Net loss (as restated)               -             -                -               -              (73,720)        (73,720)
                             ---------    ----------    -------------    -------------     ---------------    ------------
Balance at September 30,
   1998 (as restated)           67,000       $   670       $  648,001      $     (630)        $    (72,485)   $    575,556
                             =========    ==========    =============    =============     ===============    ============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                    Nine months Ended
                                                                          ----------------------------------------
                                                                           September 30,          September 27,
                                                                                1998                  1997
                                                                          -----------------     ------------------
                                                                             (as restated)
Cash flows from operating activities:
  Net (loss) income                                                        $        (73,720)     $           2,268
  Early extinguishment of debt, net of tax of $5,704                                  9,325                      -
  Adjustments to reconcile net (loss) income to cash provided by operating activities:
    Depreciation and amortization                                                    29,587                  7,180
    Deferred income taxes                                                              (229)                 1,317
    Incentive plan expense                                                           56,583                      -
    Change in assets and liabilities, net of effects of
     businesses acquired:
      Increase in accounts receivable                                               (40,516)               (19,935)
      Decrease in accounts receivable - other                                           633                      -
      Increase in inventories                                                       (43,291)                (5,435)
      Increase in prepaid expenses and other assets                                  (4,321)                   (76)
      Increase in accounts payable                                                   35,016                  6,030
      Increase in accrued liabilities                                                24,107                  9,447
                                                                          -----------------     ------------------
Net cash (used in) provided by operating activities                                  (6,826)                11,666
                                                                          -----------------     ------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                                        (21,652)                (2,793)
  Changes to other non-current assets and liabilities                                (2,653)                   441
  Proceeds from sale of assets                                                       28,035                      -
  Payment for acquisition of businesses                                            (458,748)              (224,655)
                                                                          -----------------     ------------------
Net cash used in investing activities                                              (455,018)              (227,007)
                                                                          -----------------     ------------------

Cash flows from financing activities:
  Proceeds from senior secured revolving and term debt                              844,750                 90,000
  Proceeds from senior subordinated notes                                           200,000                202,500
  Repayment of borrowings                                                          (892,759)               (98,000)
  Payment of redemption premium                                                     (14,500)                     -
  Proceeds from initial public offering                                             254,831                      -
  Capital contributions, net of officer promissory notes                             93,848                 28,480
  Debt issuance and equity raising costs                                            (27,130)               (11,964)
                                                                          -----------------     ------------------
Net cash provided by financing activities                                           459,040                211,016
                                                                          -----------------     ------------------

Decrease in cash and cash equivalents                                                (2,804)                (4,325)
Cash and cash equivalents, beginning of period                                        4,717                  8,666
                                                                          -----------------     ------------------

Cash and cash equivalents, end of period                                   $          1,913      $           4,341
                                                                          =================     ==================


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

RESTATEMENTS

Prior to issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Form 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the three and nine months ended September 30, 1998, have been included in the condensed consolidated financial statements included herein.

For the three and nine months ended September 30, 1998, these misstatements primarily understated trade promotions expense by $12.5 million, overstated net sales by $1.6 million, understated brokerage and distribution expense by $1.9 million, understated cost of goods sold by $0.7 million and understated selling general and administrative expenses by $0.3. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.3 million.

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

As a result of the restatements, the Company was in default of a number of provisions of the agreements covering its senior secured debt and senior subordinated debt. The Company and the lenders party to the senior secured debt amended this agreement in 2000 to provide:

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

During the third quarter of 2000, the Company solicited and received sufficient consents from holders of its senior subordinated notes to amend certain provisions and waive certain events of default under the respective indentures. Pursuant to the terms of the consent solicitation, the Company issued, effective September 20, 2000, an aggregate of 6,778,577 shares of common stock to the senior subordinated note holders who participated in the consent solicitation.

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

The Company announced on January 16, 2001 that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the US District Court in the Northern District of California, pending court approval of a definitive agreement and related matters.

Under terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock. Separately, the Company has entered into a preliminary agreement with certain members of former management to transfer between approximately 3 million and 3.6 million shares of Aurora common stock to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances.

The Company expects that the cash component of the settlement with the Company's shareholders will be funded entirely by the Company's insurance. With respect to the stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares needed to fund the stock component of the settlement will be based on average share prices determined at later dates.

The terms of the agreement call for the Company to continue to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of its finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

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

ACCOUNTING CHANGES

During the second quarter of 2000, effective January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle had the effect of accelerating the recognition of certain expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue.

The financial statements included in this amended Form 10-Q do not reflect the adoption of EITF 00-14, in order to provide more consistent and comparable information. The accompanying financial statements consistently present the Company's accounting policies in 1999 and 1998 prior to the accounting change in 2000. The information necessary to reclassify the presentations of expense for periods prior to 1999 is not available and the accompanying financial statements do not include any periods subsequent to the change on January 1, 2000. Reference is made to the financial statements included in the Company's Form 10-Q for the period ended June 30, 2000 for further information on this change in accounting.

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

For further information, reference should be made to the financial statements of Aurora Foods Holdings Inc. and notes thereto included in the Registration Statement on Form S-1, as amended, of Aurora Foods Inc., effective as of June 25, 1998 relating to the Company's initial public offering of equity securities (defined in The Company, Its Business and Ownership).

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

The Company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes the frozen food brands acquired as part of the VDK Holdings acquisition (See Note 2 -Acquisitions).

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

Prior to its dissolution in connection with the IPO (defined below), New LLC was a majority-owned subsidiary of MBW LLC. New LLC accounted for the contribution of the ownership of Holdings at MBW LLC's historical cost and the contribution of the ownership of VDK Holdings was accounted for as an acquisition using the purchase method of accounting at New LLC's cost. After giving effect to the Contribution, New LLC directly held 100% of Holdings' capital stock and Holdings continued to hold directly 100% of AurFoods capital stock, and New LLC directly held 100% of VDK Holdings' capital stock and VDK Holdings continued to hold directly 100% of VDK's capital stock. On June 25, 1998, New LLC contributed to the Company all the issued and outstanding stock of Holdings and VDK Holdings. Therefore, the Company's financial statements, as it is the successor to Holdings, includes the historical financial information of Holdings from its inception.

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company and the initial public offering (the "IPO") of 12,909,372 shares of Common Stock of the Company and 1,590,628 shares of the Company's Common Stock sold by New LLC was consummated at an initial public offering price of $21.00 per share. Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8 3/4% senior subordinated notes due 2008 (the "Notes Offering" or "New Notes") and borrowed $225.0 million of senior secured term debt and $99.0 million out of the total available of $175.0 million of senior secured revolving debt under the Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent (the "New Senior Bank Facilities").

The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities to (i) repay $180.8 million of senior secured bank debt under the VDK Senior Bank Facilities (as defined in Note 8), (ii) repay $467.0 million under the Aurora Senior Bank Facilities (as defined in Note 2), (iii) redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) in the principal amount of $100.0 million, and (iv) pay the $14.5 million redemption premium associated with the VDK Notes. As a result of the early extinguishment of the Aurora Senior Bank Facilities, the Company recorded in the quarter ended September 30, 1998 an extraordinary charge of $7.4 million, net of income tax of $4.5 million, for the write off of deferred financing charges.

As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 5 - Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

NOTE 2 - ACQUISITIONS
---------------------

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines(R) products currently located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products,
(iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company is using the acquired assets in its operations of DH. The purchase price of approximately $445.0 million was based on arms length negotiations between the Company and P&G. The acquisition was accounted for by using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

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

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

          Cash paid to acquire assets                                 $ 445,000
          Other acquisition costs                                         5,193
                                                                      ---------
                                                                        450,193
          Cost assigned to tangible assets                              (40,884)
                                                                      ---------

          Cost attributable to intangible assets                      $ 409,309
                                                                      =========


VDK HOLDINGS, INC.

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See Note 1
- Basis of Presentation). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

          Value of stock used to acquire VDK Holdings                 $ 183,469
          Liabilities assumed                                           376,733
          Other acquisition costs                                         8,431
                                                                      ---------
                                                                        568,633
          Cost assigned to tangible assets                             (201,238)
                                                                      ---------
          Cost attributable to intangible assets                      $ 367,395
                                                                      =========

Had the VDK Holdings and DH acquisitions taken place July 1, 1997 and January 1, 1998, and had the VDK Holdings, LC and DH acquisitions taken place January 1, 1997 the unaudited pro forma results of operations for the three month period ended September 27, 1997 and the unaudited pro forma results of operations for the nine-month periods ended September 30, 1998 and September 27, 1997, respectively, would have been as follows (in thousands):

                            --------------------------------  ---------------------------------
                                     Three Months Ended                    Nine months Ended
                            --------------------------------  ---------------------------------
                             September 30,    September 27,    September 30,     September 27,
                                 1998             1997             1998              1997
                            ---------------  ---------------  ---------------   ---------------
                               (actual)        (pro forma)      (pro forma)       (pro forma)
Net sales                      $    218,768      $   198,608      $   665,757     $     632,534
                            ===============  ===============  ===============   ===============

Gross profit                   $    128,794      $   114,065      $   396,084     $     363,727
                            ===============  ===============  ===============   ===============

Operating income (loss)        $     11,149      $    21,860      $   (59,308)    $      77,063
                            ===============  ===============  ===============   ===============


NOTE 3 - ACCOUNTS RECEIVABLE - OTHER
------------------------------------

Accounts receivable - other consist of the following (in thousands):

                                         September 30,       December 27,
                                             1998               1997
                                        ---------------     --------------

          Conopco                             $       -          $    111
          Kraft                                     843             1,057
          P&G                                     5,949                 -
          Other                                     257               306
                                        ---------------     -------------
                                              $   7,049          $  1,474
                                        ===============     =============

The balances due as of December 27, 1997 from Conopco and Kraft were comprised of accounts receivable collected by them on behalf of the Company. The balance due as of September 30, 1998 from P&G was the amount reimbursable from the relocation of acquired equipment to the Company's contract manufacturers' facilities and the balance due from Kraft was comprised of reimbursable operating expenses.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                                  September 30,    December 27,
                                                      1998            1997
                                                 ---------------  --------------

               Raw materials                           $  15,779       $     270
               Work in process                               371               -
               Finished goods                             63,125           6,632
               Packaging and other supplies                4,114               -
                                                 ---------------  --------------
                                                       $  83,389       $   6,902
                                                 ===============  ==============

NOTE 5 - INCENTIVE PLAN EXPENSE
-------------------------------

During the quarter ended June 30, 1998, the Company recorded non-cash incentive plan expense of $56.6 million based on the valuation of the Company as of June 30, 1998 and in accordance with the Company's compensation agreement (the "Aurora Plan") contained in the Amended and Restated Limited Liability Company Agreement of MBW LLC (the "Agreement"). In accordance with the Aurora Plan, the previously estimated valuation of the Company as of December 27, 1997 resulted in recording $2.3 million of incentive plan expense. The valuation of the Company increased significantly from December 27, 1997 through June 30, 1998 and resulted in significant incentive plan expense in the current year. In accordance with the Aurora Plan, all rights under the Aurora Plan were fully vested as a consequence of the IPO and no additional incentive plan expense will be recorded. The expense was recorded as a liability of MBW LLC as the sponsor of the Aurora Plan. However, because the Aurora Plan is for the benefit of employees of the Company, expense recognized under the Aurora Plan was pushed down to the Company, and was recorded by the Company as incentive plan expense and as additional paid-in capital from its parent. MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC (See Note 1 - Basis of Presentation).

NOTE 6 - TRANSITION EXPENSES
----------------------------

Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

NOTE 7 - EARNINGS (LOSS) PER SHARE
----------------------------------

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

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands except per share amounts):

                                              ----------------------    ---------------------
                                                Three Months Ended        Nine months Ended
                                              ----------------------    ---------------------
                                              September     September   September   September
                                              30, 1998      27, 1997    30, 1998    27, 1997
                                              --------      --------    --------    ---------
Numerator:
 Earnings (loss) before extraordinary item    $ (4,668)     $  1,923    $(64,395)   $  2,268
 Extraordinary item, net of tax                  7,449            --       9,325          --
                                              --------      --------    --------    --------
 Earnings (loss)                              $(12,117)     $  1,923    $(73,720)   $  2,268
                                              ========      ========    ========    ========
Denominator:
 Weighted average number of basic shares        67,000        29,053      49,159      29,053
 Effect of dilutive securities                      --            --          --          --
                                              --------      --------    --------    --------
 Weighted average number of diluted shares      67,000        29,053      49,159      29,053
                                              ========      ========    ========    ========

Basic and diluted earnings (loss) per share
 before extraordinary item                    $  (0.07)     $   0.07    $  (1.31)   $   0.08
Extraordinary item per share                      0.11            --        0.19          --
                                              --------      --------    --------    --------
Basic and diluted earnings (loss) per share   $  (0.18)     $   0.07    $  (1.50)   $   0.08
                                              ========      ========    ========    ========

     NOTE 8 - SALE OF ASSETS
     -----------------------

     On May 1, 1998, VDK completed the sale of its frozen desserts product line ("Desserts Sale") to Mrs. Smith's Bakeries, Inc., a subsidiary of Flowers, Inc. VDK received approximately $28.0 million from the sale of certain assets of the frozen desserts product line. The net proceeds from the Desserts Sale were used to repay $25.0 million in indebtedness under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and The Chase Manhattan Bank, as agent, as amended (the "VDK Senior Bank Facilities"). Because VDK Holdings was acquired by the Company shortly before the Desserts Sale, the Company did not recognize any gain or loss as a result of the sale.

     In conjunction with the sale, the Company eliminated certain corporate and administrative positions related to the desserts business. The Company also closed the Chambersburg, Pennsylvania facility where the frozen desserts product line was manufactured. Machinery and equipment related to the production of certain frozen seafood and vegetable products, which were located at the Chambersburg facility, were relocated to the Company's Erie, Pennsylvania and Jackson, Tennessee manufacturing facilities. The Company has recorded to the balance sheet as an asset held for sale the expected proceeds from the future sale of the Chambersburg manufacturing facility. The Company sold this facility in June of 2000.

     NOTE 9 - RESTATEMENT
     --------------------

     As described in Note 1, the September 30, 1998 financial statements have been restated. A summary of the effects of the restatement follows (in thousands, except share and per share data):

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                     September 30, 1998
                                                               ------------------------------
                                                               (As Previously
ASSETS                                                            Reported)     (As Restated)
                                                               --------------   -------------
Current assets:
   Cash and cash equivalents                                   $        1,913   $       1,913
   Accounts receivable                                                 85,623          85,055
   Accounts receivable - other                                          7,209           7,049
   Inventories                                                         81,734          83,389
   Prepaid expenses and other assets                                    9,871           7,437
   Asset held for sale                                                  3,000              --
   Current deferred tax assets                                         32,523          31,736
                                                               --------------   -------------
      Total current assets                                            221,873         216,579

Property, plant and equipment, net                                    137,453         137,453
Goodwill and other intangible assets, net                           1,072,611       1,072,611
Asset held for sale                                                        --           3,000
Other assets                                                           25,331          25,330
                                                               --------------   -------------
      Total assets                                             $    1,457,268   $   1,454,973
                                                               ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of senior secured term debt                 $       20,000   $      20,000
   Senior secured revolving debt facility                              50,250          50,250
   Accounts payable                                                    50,811          50,811
   Accrued liabilities                                                 52,593          68,150
                                                               --------------   -------------
      Total current liabilities                                       173,654         189,211


Non-current deferred tax liabilities                                   10,128           5,047
Other liabilities                                                      12,372          12,372
Senior secured revolving debt facility                                 65,500          65,500
Senior secured term debt                                              205,000         205,000
Senior subordinated notes                                             402,287         402,287
                                                               --------------   -------------
      Total liabilities                                               868,941         879,417
                                                               --------------   -------------

Stockholders' equity:
   Preferred stock, $0.01 par value; 25,000,000 shares
    authorized; no shares issued or outstanding                            --              --
   Common stock, $0.01 par value; 250,000,000 shares
    authorized; 67,000,000 shares issued and outstanding                  670             670
   Paid in capital                                                    648,001         648,001
   Promissory notes                                                      (630)           (630)
   Accumulated deficit                                                (59,714)        (72,485)
                                                               --------------   -------------
Total stockholders' equity                                            588,327         575,556
                                                               --------------   -------------
      Total liabilities and stockholders' equity               $    1,457,268   $   1,454,973
                                                               ==============   =============

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                 Three Months Ended
                                                                                 September 30, 1998
                                                                       ----------------------------------------
                                                                        (As Previously
                                                                          Reported)            (As Restated)
                                                                       -----------------     ------------------
Net sales                                                                  $ 220,368             $ 218,768
Cost of goods sold                                                            89,264                89,974
                                                                           ---------             ---------
     Gross profit                                                            131,104               128,794
                                                                           ---------             ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                               20,767                22,677
     Trade promotions                                                         49,102                61,638
     Consumer marketing                                                       15,928                15,928
                                                                           ---------             ---------
Total brokerage, distribution and marketing expenses                          85,797               100,243

Amortization of goodwill and other intangibles                                 8,623                 8,623
Selling, general and administrative expenses                                   7,200                 7,510
Transition expenses                                                            1,269                 1,269
                                                                           ---------             ---------
Total operating expenses                                                     102,889               117,645
                                                                           ---------             ---------

     Operating income                                                         28,215                11,149

Interest income                                                                 (123)                 (123)
Interest expense                                                              15,677                15,682
Amortization of deferred financing expense                                       372                   372
Other bank and financing expenses                                                 54                    49
                                                                           ---------             ---------

     Income (loss) before income taxes and extraordinary item                 12,235                (4,831)

Income tax expense (benefit)                                                   4,132                  (163)
                                                                           ---------             ---------

     Net income (loss) before extraordinary item                               8,103                (4,668)

Extraordinary loss on early extinguishment of debt,
   net of tax of $4,520                                                        7,449                 7,449
                                                                           ---------             ---------
       Net income (loss)                                                   $     654             $ (12,117)
                                                                           =========             =========

Basic and diluted earnings (loss) per share before
   extraordinary item                                                      $    0.12             $   (0.07)
Extraordinary item per share                                                    0.11                  0.11
                                                                           ---------             ---------

Basic and diluted earnings (loss) per share                                $    0.01             $   (0.18)
                                                                           =========             =========

Weighted average number of shares outstanding                                 67,000                67,000
                                                                           =========             =========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                  Nine months Ended
                                                                                 September 30, 1998
                                                                       ----------------------------------------
                                                                        (As Previously
                                                                          Reported)            (As Restated)
                                                                       -----------------     ------------------
Net sales                                                                  $ 509,566              $ 507,966
Cost of goods sold                                                           208,741                209,451
                                                                           ---------              ---------
     Gross profit                                                            300,825                298,515
                                                                           ---------              ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                               48,980                 50,890
     Trade promotions                                                        109,972                122,508
     Consumer marketing                                                       37,423                 37,423
                                                                           ---------              ---------
Total brokerage, distribution and marketing expenses                         196,375                210,821

Amortization of goodwill and other intangibles                                21,409                 21,409
Selling, general and administrative expenses                                  17,104                 17,414
Incentive plan expense                                                        56,583                 56,583
Transition expenses                                                            5,716                  5,716
                                                                           ---------              ---------
Total operating expenses                                                     297,187                311,943
                                                                           ---------              ---------

     Operating income (loss)                                                   3,638                (13,428)

Interest income                                                                 (544)                  (544)
Interest expense                                                              50,075                 50,099
Amortization of deferred financing expense                                     1,472                  1,472
Other bank and financing expenses                                                194                    170
                                                                           ---------              ---------

    Loss before income taxes and extraordinary item                          (47,559)               (64,625)

Income tax expense (benefit)                                                   4,065                   (230)
                                                                           ---------              ---------

     Net loss before extraordinary item                                      (51,624)               (64,395)

Extraordinary loss on early extinguishment of debt,
   net of tax of $5,704                                                        9,325                  9,325
                                                                           ---------              ---------
       Net loss                                                            $ (60,949)             $ (73,720)
                                                                           =========              =========

Basic and diluted loss per share before
   extraordinary item                                                      $   (1.05)             $   (1.31)
Extraordinary item per share                                                    0.19                   0.19
                                                                           ---------              ---------
Basic and diluted loss per share                                           $   (1.24)             $   (1.50)
                                                                           =========              =========

Weighted average number of shares outstanding                                 49,159                 49,159
                                                                           =========              =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Registration Statement on the Form S-1, as amended, of Aurora Foods Inc., effective as of June 25, 1998 relating to the Company's initial public offering of equity securities.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1998 and 1997) in this discussion refer to the Company's September-ending quarter.

Restatements

Prior to issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Form 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements and related footnotes as of and for the three and nine months ended September 30, 1998, have been included in the condensed consolidated financial statements included herein.

For the three and nine months ended September 30, 1998, these misstatements primarily understated trade promotions expense by $12.5 million, overstated net sales by $1.6 million, understated brokerage and distribution expense by $1.9 million, understated cost of goods sold by $0.7 million and understated selling general and administrative expenses by $0.3 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.3 million. A summary of the effect of the restated is set forth in Note 9 to the Condensed Financial Statements.

Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, and amounts paid to obtain favorable display positions in the retailers' stores. These promotions are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees when incurred or, when under a contact, over a period not to exceed 12 months and expenses other trade promotions in the period during which the deals occur. Customers collect payment from the Company for trade promotion expenses utilizing one of two primary methods. In some cases, the Company includes a separate line on the face of the invoice that reduces the net amount invoiced. This is typically referred to as an "off-invoice" amount. The Company records the sale to the customer at the list price of its product when the product is shipped and records the cost of the off-invoice amount as an expense in the appropriate period in accordance with Company's policy. In order to collect money from the Company for trade promotion deals that are not provided in an "off-invoice" form, customers deduct specified deal costs from their payments on other invoices. The Company records the sale to the customer at the list price product when the product is shipped. In this case, however, the Company estimates the amount of trade promotion expense and accrues it at the time of shipment. As customers take deductions from their invoices upon payment, the Company charges these deductions against the accrual.

Forward-Looking Statements

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any other forward-looking statements contained herein to reflect future events or developments.

Year 2000 Compliance

The dates on which the Company believes Year 2000 compliance will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of Year 2000 compliance. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.

Results of Operations

The following tables have been restated as discussed above and set forth on an actual and pro forma basis, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales.

                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                    Actual Three Months Ended
                                          ---------------------------------------------
                                           September 30, 1998        September 27, 1997
                                          --------------------      -------------------
                                            (as restated) (1)
        Net sales                         $218,768       100.0%     $49,125       100.0%
        Cost of goods sold                  89,974        41.1       15,229        31.0
                                          --------       -----      -------       -----
             Gross profit                  128,794        58.9       33,896        69.0
                                          --------       -----      -------       -----
        Brokerage, distribution and
          marketing expenses
             Brokerage and distribution     22,677        10.4        5,701        11.6
             Trade promotions               61,638        28.2        8,734        17.8
             Consumer marketing             15,928         7.3        4,889         9.9
                                          --------       -----      -------       -----
        Total brokerage, distribution
          and marketing expenses           100,243        45.8       19,324        39.3

        Amortization of goodwill and
          other intangibles                  8,623         3.9        2,170         4.4
        Selling, general and
          administrative expenses            7,510         3.4        1,267         2.6
        Transition expenses                  1,269         0.6          989         2.0
                                          --------       -----      -------       -----
               Total operating expenses    117,645        53.8       23,750        48.3
                                          --------       -----      -------       -----
             Operating income               11,149         5.1       10,146        20.7

        Interest income                       (123)       (0.1)          (5)        0.0
        Interest expense                    15,682         7.2        6,624        13.5
        Amortization of deferred
          financing expense                    372         0.2          293         0.6
        Other bank and financing expenses
                                                49         0.0           29         0.1
                                          --------       -----      -------       -----
        (Loss) income before income
          taxes and extraordinary item      (4,831)       (2.2)       3,205         6.5
        Income tax (benefit) expense          (163)       (0.1)       1,282         2.6
                                          --------       -----      -------       -----
        Net (loss) income before
          extraordinary item                (4,668)       (2.1)       1,923         3.9

        Extraordinary loss on early
          extinguishment of debt, net of
          tax of $4,520                      7,449         3.4            -         0.0
                                          --------       -----      -------       -----
        Net (loss) income                 $(12,117)       (5.5)%    $ 1,923         3.9%
                                          ========       =====      =======       =====

        Basic and diluted (loss)
          earnings per share before
          extraordinary item              $  (0.07)                 $  0.07
        Extraordinary item per share          0.11                        -
                                          --------                  -------
        Basic and diluted (loss)
          earnings per share              $  (0.18)                 $  0.07
                                          ========                  =======
        Weighted average number of
          shares outstanding                67,000                   29,053
                                          ========                  =======

(1) As restated. See "-Restatements" and Note 9 to the condensed financial statements.

                             RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1998 (AS RESTATED)
               COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

Net Sales. Net sales for the quarter were $218.8 million, which was an increase of $169.6 million as compared to net sales in the prior year quarter of $49.1 million. The prior year quarter included sales of the Mrs. Butterworth's(R) (acquired December 31, 1996) and Log Cabin(R) (acquired July 1, 1997) brands, which were the only businesses owned by the Company at the time. Results for the current quarter include the results of the Mrs. Butterworth's(R) brand, the Log Cabin(R) brand, the Duncan Hines(R) brand (acquired January 16, 1998) and the brands that comprise the Van de Kamp's, Inc. business (acquired April 8, 1998).

         Pro Forma Net Sales. Net sales for the quarter ended September 30, 1998 were $218.8 million, which was a 10.2% increase over pro forma net sales of $198.6 million in the 1997 quarter (which reflect all the acquisitions noted as if they had occurred on January 1, 1997). The sales increase in the quarter was the result of higher prices for the Company's Duncan Hines(R) baking mix products, unit volume growth and product mix shifts to higher priced items in the Company's frozen pizza and frozen seafood segments.

         Unit volumes increased 6.8% to 12.6 million cases from 11.8 million cases in the prior year. Growth in case volume as compared to the prior year quarter was driven by a 3.7% increase in frozen seafood products, a 4.0% increase in Log Cabin(R) syrup products, a 36.7% increase in Duncan Hines(R) brownie mixes, a 1.0% increase in frozen breakfast volumes and an increase in the Company's foodservice volumes. Unit sales of Duncan Hines(R) cake mixes, which were not promoted in the September quarter, declined 1.0%, unit sales of Celeste(R) frozen pizza declined 5.1% and unit sales of Mrs. Butterworth's(R) products declined 6.9%.

         The Company's net sales growth included a 4.2% increase related to pricing and product mix shifts to higher priced items. The competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998, whereby the Company increased the list price on cake and frosting products to parity with the competition, contributed approximately $11.7 million in net sales during the current quarter. This resulted in a dollar sales increase of 19.4% for Duncan Hines(R) products in the quarter. The Company initiated a price increase, effective July 1, 1998, on its retail syrup brands to offset an increase in the cost of corn syrup. In addition, product mix shifts in both the frozen pizza and frozen seafood product lines caused dollar sales for those segments to increase at a higher rate than unit sales. Sales of premium Mama Celeste Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products, contributed to increased dollar sales. Similarly, sales of premium frozen fish fillets for the Company's frozen seafood brands (Van de Kamp's(R) and Mrs. Paul's(R)) contributed to increased dollar sales for the frozen seafood business. Product mix shifts to higher priced items and higher prices on baking mix and syrup products were partially offset by lower average prices on the Company's foodservice volumes.

Gross Profit. Gross profit was 58.9% of net sales, which was lower than the gross profit in the prior year quarter of 69.0%. The decline was due to the inclusion of Duncan Hines(R) baking mix products and the Van de Kamp's, Inc. business, both of which have lower gross profit margins than syrup products. As noted previously, the Company has offset the increase in the cost of corn syrup by a price increase on its syrup products effective July 1, 1998.

         Pro Forma Gross Profit. On a pro forma basis, gross profit for the quarter was 58.9% of net sales as compared to the prior year quarter of 57.4%. The increase was the result of the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products, and cost savings achieved from outsourcing the production of Log Cabin(R) syrup products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter increased $80.9 million as compared to the prior year quarter due to the inclusion of the acquired businesses and increased support for the Log Cabin(R) business. As a percentage of net sales, brokerage, distribution and marketing expenses were 45.8%, which was 6.5 percentage points higher than the prior year quarter of 39.3%.

         Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased $25.3 million to 45.8% of net sales, which was above the prior year quarter of 37.7%. Brokerage and distribution expenses increased slightly compared to last year on a dollar basis, but remained relatively constant as a percentage of net sales at 10.4% compared to 10.5% for the prior year period. Marketing expenses increased $23.5 million and were 35.4% of net sales, which was 8.2 percentage points higher than the prior year quarter of 27.2%. The increase was primarily attributable to trade and consumer-marketing programs executed on the Duncan Hines(R) business to support the higher list pricing on cake and frosting products. The prior owner, P&G, followed an every-day-low-price strategy and, consequently, the prior year period included comparatively little marketing support. The quarter also included increased trade and advertising on the Log Cabin(R) business and increased consumer promotion programs for frozen seafood and increased trade merchandising and slotting expenses related to the launch of the Company's new pizza product, Mama Celeste Fresh-Baked Rising Crust, in California and Florida.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $8.6 million from $2.2 million in the prior year quarter. The increase of $6.4 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.5 million were $6.2 million higher than the prior period expense of $1.3 million. The increase was due to the inclusion of the Van de Kamp's, Inc. business and additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses.

Transition Expenses. Transition expenses were $1.3 million as compared to $1.0 million recorded in the prior year quarter and represent one-time costs incurred to establish the

Company's operations and integrate the acquired businesses. The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating Income. Operating income of $11.1 million was $1.0 million higher than the operating income last year of $10.1 million.

         Pro Forma Operating Income. On a pro forma basis, operating income of $11.1 million was 49.0% lower than the prior year quarter of $21.9 million. Operating income was 5.1% of net sales and 11.0% of net sales for the current and prior year quarters, respectively. The decrease as a percentage of net sales was due primarily to higher marketing expenses as a percentage of net sales to support the future growth of the brands and new products. Excluding the effects of transition expenses, operating income for the quarter was $12.4 million compared to operating income in the prior year quarter of $22.8 million.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $15.9 million was higher than the prior year quarter amount of $6.9 million. The increase was due to the additional debt associated with the acquisitions over the past year. Net interest expense in the current quarter includes approximately $0.6 million of interest expense attributable to the VDK Notes, which were redeemed on July 31, 1998 (See Note 1 -Basis of Presentation), and the carrying cost of transitional Duncan Hines(R) inventories.

Income Tax Expense. Income taxes for the current year quarter were a benefit of $0.2 million and were an expense of $1.3 million in the prior year quarter. The effective tax rate on the current year quarter's benefit was 27.9% (including the impact of the extraordinary item) compared to an effective tax rate of 40.0% in 1997.

Net (Loss) Income. The net loss before the extraordinary charge in 1998 was $4.7 million compared to net income in the prior year quarter of $1.9 million. The net loss for the quarter, after an extraordinary charge in the net of tax amount of $7.4 million, was $12.1 million. The extraordinary charge was the write-off of deferred financing costs associated with the Aurora Senior Bank Facilities, which were repaid in connection with the refinancing consummated at the time of the IPO (See Note 1 - Basis of Presentation).

                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                   Actual Nine Months Ended
                                                    -------------------------------------------------------
                                                        September 30, 1998           September 27, 1997
                                                    -------------------------      ------------------------
                                                       (as restated) (1)
Net sales                                           $    507,966       100.0 %        $ 92,016       100.0 %
Cost of goods sold                                       209,451        41.2            29,500        32.1
                                                    ------------     -------       -----------     -------
     Gross profit                                        298,515        58.8            62,516        67.9
                                                    ------------     -------       -----------     -------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                           50,890        10.0            10,400        11.3
     Trade promotions                                    122,508        24.1            15,807        17.2
     Consumer marketing                                   37,423         7.4             9,256        10.1
                                                    ------------     -------       -----------     -------
Total brokerage, distribution and marketing
  expenses                                               210,821        41.5            35,463        38.6

Amortization of goodwill and other intangibles            21,409         4.2             3,828         4.1
Selling, general and administrative expenses              17,414         3.4             3,594         3.9
Incentive plan expense                                    56,583        11.1                 -         0.0
Transition expenses                                        5,716         1.1             1,313         1.4
                                                    ------------     -------       -----------     -------
       Total operating expenses                          311,943        61.4            44,198        48.0
                                                    ------------     -------       -----------     -------

     Operating (loss) income                             (13,428)       (2.6)           18,318        19.9

Interest income                                             (544)       (0.1)              (86)        0.0
Interest expense                                          50,099         9.9            11,800        12.8
Amortization of deferred financing expense                 1,472         0.3             2,771         3.0
Other bank and financing expenses                            170         0.0                53         0.0
                                                    ------------     -------       -----------     -------

     (Loss) income before income
         taxes and extraordinary item                    (64,625)      (12.7)            3,780         4.1

Income tax (benefit) expense                                (230)       (0.0)            1,512         1.6
                                                    ------------     -------       -----------     -------

  Net (loss) income before
     extraordinary item                                  (64,395)      (12.7)            2,268         2.5

Extraordinary loss on early extinguishment
    of debt, net of tax of $5,704                          9,325         1.8                 -         0.0
                                                    ------------     -------       -----------     -------

     Net (loss) income                              $    (73,720)      (14.5)%        $  2,268         2.5 %
                                                    ============     =======       ===========     =======

Basic and diluted (loss) earnings per
  share before extraordinary item                   $      (1.31)                     $   0.08
Extraordinary item per share                                0.19                             -
                                                    ------------                   -----------
Basic and diluted (loss) earnings per share         $      (1.50)                     $   0.08
                                                    ============                   ===========
Weighted average number of shares outstanding             49,159                        29,053
                                                    ============                   ===========

(1) As restated. See "-Restatements" and Note 9 to the condensed financial statements.

                             RESULTS OF OPERATIONS

              NINE MONTHS ENDED SEPTEMBER 30, 1998 (AS RESTATED)
               COMPARED TO NINE MONTHS ENDED SEPTEMBER 27, 1997

Net Sales. Net sales for the nine-month period were $508.0 million, which was an increase of $416.0 million compared to net sales in the comparable 1997 period of $92.0 million. The prior year included sales of the Mrs. Butterworth's(R) brand from January 1, 1997 and the Log Cabin(R) brand from July 1, 1997, which were the only businesses owned by the Company at the time. Results for the current year nine-month period include the results of the Mrs. Butterworth's(R) brand, the Log Cabin(R) brand, the Duncan Hines(R) brand from January 16, 1998 and the Van de Kamp's, Inc. business from April 9, 1998.

         Pro Forma Net Sales. Pro forma net sales (which reflect all the acquisitions noted previously as if they had occurred on January 1,
         1997) for the nine months ended September 30, 1998 were $665.8 million, which was a 5.3% increase over net sales in the comparable 1997 period of $632.5 million. Sales growth in the nine-month period was due primarily to unit volume growth in the frozen food division and higher prices for the Company's Duncan Hines(R) baking mix products.

         Unit volumes increased 3.6% to 36.2 million cases from 34.9 million cases in the prior year period. The frozen food division unit volumes increased 9.0% versus last year, driven by a 4.1% increase in frozen breakfast products, a 1.1% increase in Celeste(R) frozen pizza and an increase in foodservice volumes compared to a relatively low sales base in the 1997 period. Unit volumes for frozen seafood declined by 3.0% due to difficult comparisons versus the prior year period, which featured a number of new product introductions, as well as slower category growth relative to 1997. Unit volumes for the dry grocery division declined by 0.7% versus the prior year period. Unit volumes of the Company's syrup brands increased 0.7% while volumes of Duncan Hines(R) baking mix products declined 0.9%. Unit volumes for Duncan Hines(R) were negatively impacted in the first half of 1998 by a caseload into retail channels initiated by P&G in the latter part of 1997 prior to P&G's divestiture of the business.

         The Company's net sales growth included a 1.9% increase related to pricing, which was primarily attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998, as previously discussed, whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $21.4 million in net sales during the nine-month period. In addition, product mix shifts in both the frozen pizza and frozen seafood product lines have caused dollar sales for those segments to increase at a higher rate than unit sales. Dollar sales increased for the Celeste(R) business due to sales of premium Mama Celeste Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products. Sales of premium frozen fish fillets for the Company's frozen seafood brands (Van de Kamp's(R) and Mrs. Paul's(R)) also resulted in dollar sales outpacing volumes for the frozen seafood business. Product mix shifts to higher priced items and higher prices on baking mix and syrup products were partially offset by lower average prices on the Company's foodservice volumes.

Gross Profit. Gross profit was 58.8% of net sales, which was lower than the gross profit in the comparable 1997 period of 67.9%. The decline was due to the inclusion of Duncan Hines(R) baking mix products and the Van de Kamp's, Inc. business, both of which have lower gross profit margins than syrup products. Also, the cost of corn syrup increased over the 1997 period, which the Company has offset with a price increase on its syrup products effective July 1, 1998.

         Pro Forma Gross Profit. On a pro forma basis, gross profit was 59.5% of net sales as compared to the prior year gross profit of 57.5%. The increase was due to the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products, and cost savings achieved from outsourcing the production of syrup products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the nine-month period increased $175.4 million as compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 41.5%, which was 2.9 percentage points higher than the prior year period of 38.6%.

         Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased $50.5 million to 42.6% of net sales, which was above the comparable 1997 period of 36.9%. Brokerage and distribution expenses increased $3.3 million over last year but remained flat as a percentage of net sales at 9.9% for both years. Marketing expenses increased $47.2 million and were 32.7% of net sales, which was 5.7 percentage points higher than the prior year period of 27.0%. The increase was primarily attributable to trade and consumer marketing programs executed on the Duncan Hines(R) business, as previously described to compensate for the higher list pricing strategy initiated on cake and frosting products. The balance of the increase was due to consumer promotions and media support for the Log Cabin(R) brand where none existed in the prior year, and consumer promotions and slotting expenses related to the Company's new pizza product, Mama Celeste Fresh-Baked Rising Crust, and new premium grilled frozen seafood products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $21.4 million from $3.8 million in the comparable prior year period. The increase of $17.6 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company over the past year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $17.4 million were $13.8 million higher than the prior year period expense of $3.6 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Log Cabin(R) and Duncan Hines(R) businesses. Selling, general and administrative expenses were 3.4% of net sales, which was 0.5 percentage points lower than the 3.9% experienced in the prior year period. The decrease as a percentage of net sales reflects the efficiency gained as the size of the Company has grown dramatically over the prior year.

Incentive Plan Expense. For the nine months ended September 30, 1998, the Company recorded non-cash incentive plan expense of $56.6 million based on the current valuation of the Company and in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Note 5 -Incentive Plan Expense).

Transition Expenses. Transition expenses were $5.7 million as compared to $1.3 million recorded in the prior year period and represent one-time costs incurred to establish the Company's operations and integrate the acquired businesses. The increase was due to the acquisitions of the Log Cabin(R) and Duncan Hines(R) brands.

Operating Income. The Company incurred an operating loss of $13.4 million in 1998 compared to operating income in the prior year period of $18.3 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $48.9 million in the nine-month period versus operating income of $19.6 million in the prior year period. The significant increase versus the prior year period was due to the inclusion of operating income generated by the acquired businesses.

         Pro Forma Operating (Loss) Income. On a pro forma basis, the Company incurred an operating loss of $59.3 million compared to operating income in the prior year period of $77.1 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $3.0 million in the nine-month period versus the prior year period operating income of $78.4 million. The decrease in operating income was primarily due to higher marketing expenses that were increased to drive the Company's growth objectives. Specifically, marketing spending was increased to establish media programs where none existed in the past, support the change to a high-low pricing strategy for Duncan Hines(R) so the brand would have parity with its competition, and support the introduction of new products in the frozen food division.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense in the nine-month period of $51.0 million was higher than the prior year amount of $14.5 million. The increase was due to the additional debt associated with the acquisitions over the past year.

Income Tax Expense. Income taxes recorded for the current year nine-month period were a benefit of $0.2 million and were an expense of $1.5 million in the prior year. The effective tax rate on the benefit for the current nine-month period was less than the anticipated rate due primarily to the effect of the non-deductible incentive plan expense.

Net (Loss) Income. The Company incurred a net loss of $73.7 million as compared to net income recorded for the prior year period of $2.3 million. In addition to the incentive plan expense recorded in the current nine-month period, the Company also incurred an extraordinary charge in the net of tax amount of $9.3 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, the Company used $6.8 million of cash to fund its operations. Net loss plus non-cash charges provided $21.5 million of operating cash flow. An increase in net working capital used $28.3 million of cash during the nine-month period. As compared to December 27, 1997, current assets, excluding cash and current deferred tax assets, increased $159.9 million and current liabilities, excluding current maturities of senior secured debt, increased $95.1 million. The increase in both current assets and current liabilities was the result of four factors: (1) the inclusion of all items of working capital related to the Log Cabin(R) and Duncan Hines(R) businesses, which had previously been recorded on the prior owners' books in accordance with the respective transition services agreements, (2) the inclusion of all items of working capital related to the Van de Kamp's, Inc. business acquired on April 8, 1998, (3) increased inventory levels of certain Duncan Hines(R) products produced by P&G in advance of relocating certain production equipment to the Company's contract manufacturers' production facilities, and (4) increased inventory of baking mix products prior to the December quarter, which is a high seasonal index quarter for the sale of Duncan Hines(R) products. The increase in current assets, primarily additional receivable balances and higher inventory levels, was greater than the inclusion of current liability balances from the respective acquisitions, which caused the use of cash for working capital needs to be $28.3 million. Inventory balances are expected to remain near current levels as the Company continues to carry Duncan Hines(R) transitional inventories while production equipment is decommissioned and relocated to the Company's contract manufacturers' production facilities over the next nine months and as production of frozen seafood is increased to accommodate the high seasonal index in the March quarter of 1999.

Net cash used in investing activities was $455.0 million for the nine months ended September 30, 1998. The acquisitions of Duncan Hines(R) and VDK Holdings, Inc. used cash of $450.2 million and $8.4 million, respectively. The Desserts Sale (See Note 8 - Sale of Assets) generated net proceeds of $28.0 million. During the nine months ended September 30, 1998, the Company spent $15.3 million on capital expenditures, net of $6.4 million received from P&G as reimbursement for costs incurred in connection with the relocation of manufacturing equipment to the Company's contract manufacturers' production facilities. The Company spent $10.9 million primarily to expand capacity for its frozen breakfast products and establish internal production of its new rising crust frozen pizza product and $4.4 million to relocate and install acquired manufacturing equipment. The Company expects to spend approximately $22.0 million on capital expenditures in 1998 and anticipates that these expenditures will be funded from internal cash flow.

During the nine months ended September 30, 1998, financing activities provided cash of $459.0 million. To finance the acquisition on January 16, 1998 of Duncan Hines(R) and related expenses, the Company borrowed $450.0 million of senior secured term debt under the Aurora Senior Bank Facilities and received a $93.8 million capital contribution from Holdings (See Note 2 - Acquisitions). The Company repaid the senior secured term debt and senior secured revolving debt facility that existed prior to the Aurora Senior Bank Facilities in the amount of $77.5 million and incurred an extraordinary charge for the write-off of deferred financing charges in connection with the early extinguishment of debt in the net of tax amount of $1.9 million. The Company used the net proceeds from the Desserts Sale to repay $25.0 million on the VDK Senior Bank Facilities.

In conjunction with the consummation of the IPO on July 1, 1998 (See Note 1 - Basis of Presentation), the Company used net proceeds from the sale of 12,909,372 of common equity securities in the amount of $254.8 million and proceeds from the Company's New Senior Bank Facilities and New Notes in the amount of $324.0 million and $200.0 million, respectively, to repay $647.8 million of senior secured debt and $114.5 million of senior subordinated notes, including the associated redemption premium, and pay associated fees and expenses. As a result of the early extinguishment of senior secured debt, the Company recorded in the quarter ended September 30, 1998 an extraordinary charge of $7.4 million, net of income tax of $4.5 million, for the write-off of deferred financing charges. The remaining proceeds and repayments during the nine-month period were periodic draws and repayments under the Company's senior secured revolving debt facilities.

At September 30, 1998, the Company had $1.9 million of cash and cash equivalents and an unused commitment of $59.3 million on its senior secured revolving debt facility under the Company's New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Subsequent Event

   As a result of the restatements, the Company was in default of a number of provisions of the agreements covering its senior secured debt and senior subordinated debt. The Company and the lenders party to the senior secured debt amended this agreement in 2000 to provide:

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

   During the third quarter of 2000, the Company solicited and received sufficient consents from holders of its senior subordinated notes to amend certain provisions and waive certain events of default under the respective indentures. Pursuant to the terms of the consent solicitation, the Company issued, effective September 20, 2000, an aggregate of 6,778,577 shares of common stock to the senior subordinated note holders who participated in the consent solicitation.

   The Company solicited the consent (the "Consent Solicitation") of the holders of the Company's 8 3/4% Senior Subordinated Notes due 2008 and February and July issues of the Company's 9 7/8% Senior Subordinated Notes due 2007 (the "Notes"). The purpose of the Consent Solicitation was to amend certain provisions of each Indenture (the "Indentures") governing the Notes, to waive certain events of default under each Indenture and to receive a release of certain claims.

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

   The amendments allow the Company to incur up to $90 million of additional senior indebtedness to replace an existing $60 million receivables sale arrangement and increase the call premium on the outstanding Notes by 2% starting in 2002 for the 9 7/8% Notes and 2003 for the 8 3/4% Notes.

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

   The Company is highly leveraged. At November 10, 2000, the Company has outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its revolving credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is limited in its ability to pursue additional acquisitions.

   The Company believes that its cash flow from operations and, if necessary, the proceeds from asset sales will be sufficient to meet its payment obligations under its debt obligations and other operational requirements.

YEAR 2000

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

Compliance within internal mission-critical systems and applications is nearly complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Currently, the Warehouse Management System in the frozen food division, which accesses a compliant information database, is the only remaining mission-critical application to be updated for compliance. Migration to the latest compliant version of the application is scheduled for completion by March of 1999. Internal non-mission-critical systems and applications are currently being analyzed and are presently expected to be compliant by the middle of 1999.

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its third-party vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not Year 2000 compliant by the end of 1999, such customers may lose EDI capabilities at the beginning of the year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communications in order to receive customer orders and process customer billings. To the extent the Company's vendors or co-packers are not Year 2000 compliant by the end of 1999, such vendors or co-packers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory. Although the Company does not currently have a plan for addressing these potential problems with respect to its vendors, the Company has alternative sources of supply.

To date, the Company has incurred and expensed approximately $0.1 million related to the assessment and development of the remediation plan and the purchase of new compliant hardware and software. Management anticipates spending and expensing an additional $0.8 million through the end of 1999 to implement its entire Year 2000 plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-parties' Year 2000 readiness and other factors.

The Company expects to have contingency plans prepared by February of 1999 so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

The Company currently does not use derivative financial instruments for trading or speculative purposes. In accordance with the New Senior Bank Facilities (as defined in Note 1 - Basis of Presentation), the Company is required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements. Accordingly, the Company's interest rate agreements are as follows:

Interest Rate Collar Agreements. At September 30, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996 the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.50% (plus the applicable margin).

Interest Rate Swap Agreement. The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective swap rate is 5.81%.

Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 1:  LEGAL PROCEEDINGS

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

The Company announced on January 16, 2001 that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the US District Court in the Northern District of California, pending court approval of a definitive agreement and related matters.

Under terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock. Separately, the Company has entered into a preliminary agreement with certain members of former management to transfer between approximately 3 million and 3.6 million shares of Aurora common stock to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances.

The Company expects that the cash component of the settlement with the Company's shareholders will be funded entirely by the Company's insurance. With respect to the stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares needed to fund the stock component of the settlement will be based on average share prices determined at later dates.

The terms of the agreement call for the Company to continue to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of its finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

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

(a) Exhibits

Exhibit
Number    Exhibit
------    -------

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

4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Included in Exhibit 4.1 hereto).

4.3 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.4 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to Exhibit 4.15 to the S-1).

10.1 Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent. (Incorporated by reference to Exhibit 10.20 to the S-1).

10.2      1998 Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the
          S-1).

10.3 Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.4 Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.5 Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.6 Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.7 Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit 10.32 to the S-1).

10.8 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.9 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

10.10 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.11 Indemnity Agreement, dated as of July 1, 1998, between Charles Ayres and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.51 to the S-1).

10.12 Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.52 to the S-1).

10.13 Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.53 to the S-1).

10.14 Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
       10.54 to the S-1).

10.15 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.16 Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.17 Indemnity Agreement, dated as of July 1, 1998, between Tyler T. Zachem and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.57 to the S-1).

10.18  1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit
       10.47 to the S-1).

27.1   Financial Data Schedule

(b) Report on Form 8-K

A report on Form 8-K (Aurora Foods Inc.), dated July 1, 1998, was filed on July 10, 1998 on which Item 5 was reported. No financial statements were filed with this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.


Dated:  January 17, 2001                       By: /s/  Christopher T. Sortwell
                                                   ----------------------------

                                               Christopher T. Sortwell
                                               Chief Financial Officer
                                               (Duly Authorized Officer,
                                               Principal Financial Officer and
                                               Principal Accounting Officer)

Exhibit
Number     Exhibit
------     -------

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

4.2        Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008.
           (Included in Exhibit 4.1 hereto).

4.3 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.4 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to Exhibit
           4.15 to the S-1).

10.1 Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and Swiss Bank Corporation, as Documentation Agent. (Incorporated by reference to Exhibit 10.20 to the S-1).

10.2 1998 Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the S-1).

10.3 Employment Agreement between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

10.4 Employment Agreement between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

10.5 Employment Agreement between Ray Chung and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.9 to the S-1).

10.6 Employment Agreement between M. Laurie Cummings and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

10.7 Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc. and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
           10.32 to the S-1).

Exhibit
Number     Exhibit
------     -------

10.8 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.9 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit
           10.49 to the S-1).

10.10 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.11 Indemnity Agreement, dated as of July 1, 1998, between Charles Ayres and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.51 to the S-1).

10.12 Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit
           10.52 to the S-1).

10.13 Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit
           10.53 to the S-1).

10.14 Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
           10.54 to the S-1).

10.15 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.16 Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.17 Indemnity Agreement, dated as of July 1, 1998, between Tyler T. Zachem and Aurora Foods Inc. (Incorporated by reference to Exhibit
           10.57 to the S-1).

10.18      1998 Employee Stock Purchase Plan. (Incorporated by reference to
           Exhibit 10.47 to the S-1).

27.1       Financial Data Schedule