Form 10-Q/A
period 1999-03-31
AURORA FOODS INC /DE/
filed 2001-01-17
CIK 1060024

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________


                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                       94-3303521
           --------                                       ----------
(State or Other Jurisdiction of                          (IRS Employer
 Incorporation or Organization)                       Identification No.)

                         1000 Union Station; Suite 300
                              St. Louis, MO 63103
          (Address of Principal Executive Office, Including Zip Code)

                                (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                     May 7, 1999
Common stock, $0.01 par value                                         67,016,173

================================================================================

This amendment on Form 10-Q/A amends Items 1, 2 and 6 of the Quarterly Report of Aurora Foods Inc. (the "Company") on Form 10-Q previously filed for the quarter ended March 31, 1999. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 as well as for the year ended December 31, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. The financial information in this Form 10-Q/A is consistent with such information as it was presented on a restated basis in the Company's Form 10-K for the year ended December 31, 1999. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.

                               TABLE OF CONTENTS


                                    PART I

Item                                                                        Page
----                                                                        ----
1. Financial Statements......................................................  2

2. Management's Discussion and Analysis of Financial Condition and Results of
    Operations............................................................... 20


                                    PART II

1. Legal Proceedings......................................................... 29

6. Exhibits and Reports on Form 8-K.......................................... 29
   (Only those exhibits which have been revised have been included herein.)

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 3 through 19.

                               AURORA FOODS INC.
                                BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                    March 31,       December 31,
                                                                      1999              1998
                                                                  -------------     -------------
                                                                  (as restated)     (as restated)
                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $       253       $       354
   Accounts receivable (net of $717 and $670 allowance,                 84,740            82,093
    respectively)
   Inventories                                                          77,863            77,331
   Prepaid expenses and other assets                                    13,400             6,850
   Current deferred tax assets                                          19,277            27,170
                                                                  -------------     -------------
     Total current assets                                              195,533           193,798

Property, plant and equipment, net                                     159,153           152,085
Deferred tax asset                                                       2,629                 -
Goodwill and other intangible assets,                                1,074,770         1,072,759
Asset held for sale                                                      3,000             3,000
Other assets                                                            27,480            26,800
                                                                  -------------     -------------
     Total assets                                                  $ 1,462,565       $ 1,448,442
                                                                  =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of senior secured term debt                     $    20,000       $    20,000
   Senior secured revolving debt facility                              115,000            85,850
   Accounts payable                                                     60,848            59,395
   Accrued liabilities                                                  76,547            83,433
                                                                  -------------     -------------
     Total current liabilities                                         272,395           248,678

Non-current deferred tax liabilities                                         -             5,047
Other liabilities                                                       12,372            12,372
Senior secured term debt                                               195,000           200,000
Senior subordinated notes                                              402,196           402,242
                                                                  -------------     -------------
     Total liabilities                                                 881,963           868,339
                                                                  -------------     -------------

Stockholders' equity:
   Preferred stock, $0.01 par value; 25,000,000 shares
    authorized; no shares issued or outstanding                              -                 -
   Common stock, $0.01 par value; 250,000,000
    shares authorized; 67,016,173 shares
    issued and outstanding                                                 670               670
   Paid in capital                                                     647,889           647,889
   Promissory notes                                                       (545)             (562)
   Accumulated deficit                                                 (67,412)          (67,894)
                                                                  -------------     -------------
Total stockholders' equity                                             580,602           580,103
                                                                  -------------     -------------
   Total liabilities and stockholders' equity                      $ 1,462,565       $ 1,448,442
                                                                  =============     =============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                             Three Months Ended
                                                                   ---------------------------------------
                                                                     March 31, 1999       March 28, 1998
                                                                   ------------------   ------------------
                                                                      (as restated)
Net sales                                                                $  254,264           $   89,385
Cost of goods sold                                                          104,703               37,734
                                                                     ----------------     ----------------

   Gross profit                                                             149,561               51,651
                                                                     ----------------     ----------------

Brokerage, distribution and marketing expenses:
   Brokerage and distribution                                                21,930                9,355
   Trade promotions                                                          69,508               15,568
   Consumer marketing                                                        21,677                7,997
                                                                     ----------------     ----------------
Total brokerage, distribution and marketing expenses                        113,115               32,920

Amortization of goodwill and other intangibles                                8,872                4,597
Selling, general and administrative expenses                                  7,568                2,346
Incentive plan expense (Note 4)                                                   -               60,000
Transition expenses (Note 5)                                                  4,277                1,926
                                                                     ----------------     ----------------
Total operating expenses                                                    133,832              101,789
                                                                     ----------------     ----------------

   Operating income (loss)                                                   15,729              (50,138)

Interest expense, net                                                        14,582               12,614
Amortization of deferred financing expense                                      396                  513
Other bank and financing expenses                                                52                   51

                                                                     ----------------     ----------------

   Income (loss) before income taxes and extraordinary item                     699              (63,316)

Income tax expense (benefit)                                                    217                 (360)
                                                                     ----------------     ----------------

   Net income (loss) before extraordinary item                                  482              (62,956)

Extraordinary loss on early extinguishment of debt,
 net of tax of $1,184                                                             -                1,876
                                                                     ----------------     ----------------

   Net income (loss)                                                     $      482           $  (64,832)
                                                                     ================     ================
Basic and diluted earnings (loss) per share before
 extraordinary item                                                      $     0.01           $    (2.17)
Extraordinary item per share                                                      -                 0.06
                                                                     ----------------     ----------------
Basic and diluted earnings (loss) per share                              $     0.01           $    (2.23)
                                                                     ================     ================

Weighted average number of shares outstanding                                67,016               29,053
                                                                     ================     ================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                    Additional
                              Common Stock           Paid-In      Promissory     Accumulated
                          ---------------------
                           Shares      Amount        Capital         Notes         Deficit        Totals
                          ---------  ----------     ---------     ----------     -----------     --------
Balance at December 31,
 1998 (as restated)          67,016     $   670      $647,889      $  (562)      $ (67,894)      $580,103
Payments on officer
 promissory notes                 -           -             -           17               -             17
Net income (as restated)          -           -             -            -             482            482
                          ---------  ----------     ---------     ----------     -----------     --------
Balance at March 31,
 1999 (as restated)          67,016     $   670      $647,889      $  (545)      $ (67,412)      $580,602
                          =========  ==========     =========     ==========     ===========     ========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                   Three Months Ended
                                                                            --------------------------------
                                                                              March 31,         March 28,
                                                                                1999               1998
                                                                            -------------      -------------
                                                                            (as restated)
Cash flows from operating activities:
     Net income (loss)                                                           $    482          $ (64,832)
     Early extinguishment of debt, net of tax of $1,184                                 -              1,876
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Depreciation and amortization                                             12,148              6,140
         Deferred income taxes                                                        217               (360)
         Incentive plan expense                                                         -             60,000
         Change in assets and liabilities, net of effects of businesses acquired:
              (Increase) decrease in accounts receivable                           (2,647)               989
              Decrease (increase) in inventories                                    4,020            (17,949)
              Increase in prepaid expenses and other assets                        (6,550)            (3,018)
              Increase in accounts payable                                            451             19,824
              (Decrease) increase in accrued liabilities                           (9,057)            11,698
                                                                                 --------          ---------
Net cash (used in) provided by operating activities                                  (936)            14,368
                                                                                 --------          ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                                    (6,404)            (1,181)
     Changes to other non-current assets and liabilities                           (1,648)               (90)
     Payment for acquisition of businesses                                        (15,280)          (448,121)
                                                                                 --------          ---------
Net cash used in investing activities                                             (23,332)          (449,392)
                                                                                 --------          ---------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                          29,150            450,000
     Repayment of borrowings                                                       (5,000)           (77,500)
     Capital contributions, net of officer promissory notes                            17             93,638
     Debt issuance and equity raising costs                                             -            (12,501)
                                                                                 --------          ---------
Net cash provided by financing activities                                          24,167            453,637
                                                                                 --------          ---------

(Decrease) increase in cash and cash equivalents                                     (101)            18,613
Cash and cash equivalents, beginning of period                                        354              4,717
                                                                                 --------          ---------

Cash and cash equivalents, end of period                                         $    253          $  23,330
                                                                                 ========          ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

RESTATEMENTS

Prior to issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Form 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements and related footnotes as of and for the three months ended March 31, 1999, have been included in the condensed consolidated financial statements included herein.

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

The financial statements included in this amended Form 10-Q do not reflect the adoption of EITF 00-14, in order to provide more consistent and comparable information. The accompanying financial statements consistently present the Company's accounting policies in 1999 and 1998 prior to the accounting change in 2000. The information necessary to reclassify the presentations of expense for periods prior to 1999 is not available and the accompanying financial statements do not include any periods subsequent to the change on January 1, 2000. Reference is made to the financial statements included in the Company's 10-Q for the period ended June 30, 2000 for further information on this change in accounting.

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

For further information, reference should be made to the financial statements of the Company and notes thereto included in the amended annual report on Form 10-K/A of Aurora Foods Inc. for the year ended December 31, 1998.

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

The Company groups its brands into two general divisions: dry grocery division and frozen food division. The dry grocery division includes Duncan Hines(R) brand baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) brand syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products.

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

NOTE 2 - ACQUISITIONS
---------------------

DUNCAN HINES

On January 16, 1998, the Company acquired all the assets of DH from P&G. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment for the manufacture of Duncan Hines(R) products previously located in P&G's Jackson, Tennessee facility, (iii) proprietary formulations for Duncan Hines(R) products,
(iv) other product specifications and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company is using the acquired assets in its operations of DH. The purchase price of approximately $445.0 million was based on arms length negotiations between the Company and P&G. The acquisition was accounted for by using the purchase method of accounting.

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

The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

         Cash paid to acquire assets                    $  445,000
         Other acquisition costs                            13,294
                                                     --------------
                                                           458,294
         Cost assigned to tangible assets                  (40,672)
                                                     --------------

         Cost attributable to intangible assets         $  417,622
                                                     ==============

VDK HOLDINGS, INC.

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See Note 1 -Basis of Presentation). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting. The allocation of purchase price has not been finalized; however, any changes are not expected to be material.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):


       Value of stock used to acquire VDK Holdings                $   183,469
       Liabilities assumed                                            383,063
       Other acquisition costs                                          8,431
                                                                  -----------
                                                                      574,963
       Cost assigned to tangible assets                              (201,545)
                                                                  ------------

       Cost attributable to intangible assets                     $   373,418
                                                                  ============

Had the VDK Holdings and DH acquisitions taken place January 1, 1998, the unaudited pro forma results of operations for the three-month period ended March 28, 1998 would have been as follows (in thousands, except per share data):

                                                               Three Months Ended
                                                        ---------------------------------
                                                            March 31,        March 28,
                                                              1999             1998
                                                        ---------------------------------
                                                           (actual)         (pro forma)
       Net sales                                            $  254,264        $  240,337
                                                            ==========        ==========
       Gross profit                                         $  149,561        $  145,226
                                                            ==========        ==========
       Operating income (loss)                              $   15,729        $  (99,218)
                                                            ==========        ==========
       Net income (loss) before extraordinary item          $      482        $ (118,315)
                                                            ==========        ==========
       Net income (loss)                                    $      482        $ (120,191)
                                                            ==========        ==========
       Net income (loss) per share:
          Net income (loss) before extraordinary item       $     0.01        $    (1.77)
                                                            ==========        ==========
          Net income (loss)                                 $     0.01        $    (1.79)
                                                            ==========        ==========

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

                                              March 31,           December 31,
                                                1999                 1998
                                           ---------------      ---------------
       Raw materials                         $   16,499            $   17,999
       Work in process                              477                   271
       Finished goods                            55,708                55,280
       Packaging and other supplies               5,179                 3,781
                                             -----------           -----------
                                             $   77,863            $   77,331
                                             ===========           ===========

NOTE 4 - INCENTIVE PLAN EXPENSE
-------------------------------

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

The VDK Plan provides for tax gross-up payments on certain distributions. Because the Company will receive the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit is expected to exceed the amount of the tax gross-up payments, the Company will bear the $12.4 million liability for any such tax gross-up payments due. The tax benefit of the tax gross-up payment and related distributions of $19.6 million, which more than offsets the gross-up payments, has been recorded to income tax expense and as a deferred tax asset.

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

NOTE 5 - TRANSITION EXPENSES
----------------------------

Transition expenses consist of one-time costs incurred to integrate the acquired businesses, including relocation expenses, recruiting fees, sales support, production transition and other unique transitional expenses.

NOTE 6 - EARNINGS PER SHARE
---------------------------

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

The table below summarizes the numerator and denominator for the basic and diluted loss per share calculations (in thousands except per share amounts):

                                                          -------------------------------
                                                                Three Months Ended
                                                          -------------------------------
                                                            March 31,        March 28,
                                                              1999             1998
                                                          -------------    -------------
       Numerator:
            Income (loss) before extraordinary item             $   482        $ (62,956)
            Extraordinary loss, net of tax                            -            1,876
                                                          -------------    -------------

            Net income (loss)                                   $   482        $ (64,832)
                                                          =============    =============

       Denominator:
            Weighted average number of basic shares              67,061           29,053
            Effect of dilutive securities                             -                -
                                                          -------------    -------------

            Weighted average number of diluted shares            67,061           29,053
                                                          =============    =============

       Basic and diluted earnings (loss) per share
          before extraordinary item                             $  0.01        $   (2.17)
       Extraordinary loss per share                                   -             0.06
                                                          -------------    -------------

       Basic and diluted earnings (loss) per share              $  0.01        $   (2.23)
                                                          =============    =============

NOTE 7 - SEGMENT INFORMATION
----------------------------

The Company groups its businesses in two operating segments: dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix products, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products.

The following table presents a summary of operations by segment (in thousands):

                                                             March 31,        March 28,
                                                               1999             1998
                                                         ---------------   --------------
       Net sales
            Dry grocery                                      $   97,224        $  89,385
            Frozen food                                         157,040                -
                                                         --------------    -------------
            Total                                            $  254,264        $  89,385
                                                         ==============    =============

       Operating income (loss)
            Dry grocery                                      $   12,506        $  11,788
            Frozen food                                           7,500                -
            Other                                                (4,277)         (61,926)
                                                         --------------    -------------
            Total                                            $   15,729        $ (50,138)
                                                         ==============    =============

       Total assets
            Dry grocery                                      $  886,144        $ 869,551
            Frozen food                                         576,421                -
                                                         --------------    -------------
            Total                                            $1,462,565        $ 869,551
                                                         ==============    =============

       Depreciation and amortization
            Dry grocery                                      $    6,150        $   6,140
            Frozen food                                           5,998                -
                                                         --------------    -------------
            Total                                            $   12,148        $   6,140
                                                         ==============    =============

       Capital expenditures
            Dry grocery                                      $    3,401        $   1,181
            Frozen food                                           3,003                -
                                                         --------------    -------------
            Total                                            $    6,404        $   1,181
                                                         ==============    =============

The Other line item in operating income (loss) is comprised of one-time expenses related to incentive plan expense (See Note 4 - Incentive Plan Expense) and transition expenses (See Note 5 - Transition Expenses) that were incurred in the respective periods.

NOTE 8 - SUBSEQUENT EVENT
-------------------------

ACQUISITION

On April 1, 1999, subsequent to the Company's quarter end, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey (collectively the "Sellers"). The assets owned by Seacoast include (1) the Chef's Choice(R) brand and associated trademarks, (2) assets located at its Seattle, WA administrative office, and (3) $5.8 million of net working capital. The purchase price of approximately $50.0 million was based on an arms length negotiation between the Company and the Sellers. The acquisition will be accounted for using the purchase method of accounting.

To finance the acquisition of Seacoast and related costs, the Company added $100.0 million of senior secured term debt to its existing senior bank facilities under the Company's Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AF, Stamford Branch, as Documentation Agent ("Amended New Senior Bank Facilities"). The Company used the remaining proceeds from the Amended New Senior Bank Facilities to repay $46.5 million of its senior secured revolving debt facility.

NOTE 9 - RESTATEMENT
--------------------

As described in Note 1, the March 31, 1999 financial statements have been restated. A summary of the effects of the restatement follows (in thousands, except share and per share data):

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                                      March 31, 1999
                                                              --------------------------------
                                                               As Previously
ASSETS                                                           Reported        As Restated
                                                              -------------    ---------------
Current assets:
     Cash and cash equivalents                                 $       253        $       253
Accounts receivable, net                                           107,753             84,740
     Inventories                                                    75,078             77,863
     Prepaid expenses and other assets                              11,781             13,400
     Asset held for sale                                             3,000                  -
     Current deferred tax assets                                    10,840             19,277
                                                              -------------    ---------------
      Total current assets                                         208,705            195,533

Property, plant and equipment, net                                 160,370            159,153
Deferred tax asset                                                       -              2,629
Goodwill and other intangible assets, net                        1,077,121          1,074,770
Asset held for sale                                                      -              3,000
Other assets                                                        27,535             27,480
                                                              -------------    ---------------
          Total assets                                         $ 1,473,731        $ 1,462,565
                                                              =============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt               $    20,000        $    20,000
     Senior secured revolving debt facility                        115,000            115,000
     Accounts payable                                               60,329             60,848
     Accrued liabilities                                            48,782             76,547
                                                              -------------    ---------------
         Total current liabilities                                 244,111            272,395

Non-current deferred tax liabilities                                 8,350                  -
Other liabilities                                                   12,372             12,372
Senior secured term debt                                           195,000            195,000
Senior subordinated notes                                          402,196            402,196
                                                              -------------    ---------------
          Total liabilities                                        862,029            881,963
                                                              -------------    ---------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                      -                  -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; 67,016,173 shares
        issued and outstanding                                         670                670
     Paid in capital                                               647,889            647,889
     Promissory notes                                                 (545)              (545)
     Accumulated deficit                                           (36,312)           (67,412)
                                                              -------------    ---------------
Total stockholders' equity                                         611,702            580,602
                                                              -------------    ---------------
          Total liabilities and stockholders' equity           $ 1,473,731        $ 1,462,565
                                                              =============    ===============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    March 31, 1999
                                                           ---------------------------------
                                                           As Previously
                                                             Reported         As Restated
                                                           --------------   ----------------
Net sales                                                      $  261,050          $  254,264
Cost of goods sold                                                104,128             104,703
                                                           --------------   -----------------

     Gross profit                                                 156,922             149,561
                                                           --------------   -----------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                    24,634              21,930
     Trade promotions                                              61,373              69,508
     Consumer marketing                                            22,558              21,677
                                                           --------------   -----------------
Total brokerage, distribution and marketing expenses              108,565             113,115

Amortization of goodwill and other intangibles                      8,772               8,872
Selling, general and administrative expenses                        7,342               7,568
Transition expenses                                                 4,272               4,277
                                                           --------------   -----------------
Total operating expenses                                          128,951             133,832
                                                           --------------   -----------------

     Operating income                                              27,971              15,729

Interest expense, net                                              14,579              14,582
Amortization of deferred financing expense                            397                 396
Other bank and financing expenses                                      53                  52
                                                           --------------   -----------------

     Income before income taxes and extraordinary item             12,942                 699

Income tax expense                                                  5,112                 217
                                                           --------------   -----------------

     Net income                                                $    7,830          $      482
                                                           ==============   =================

Basic and diluted earnings per share                           $     0.12          $     0.01
                                                           ==============   =================

Weighted average number of shares outstanding                      67,016              67,016
                                                           ==============   =================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the amended annual report on Form 10-K/A of Aurora Foods Inc. for the year ended December 31, 1998.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1999 and 1998) in this discussion refer to the Company's March-ending quarters.

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

For the three months ended March 31, 1999, these misstatements primarily understated trade promotions expense by $8.1 million, overstated net sales by $6.8 million, overstated brokerage and distribution expense by $2.7 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.9 million. A summary of the effects of the restatement is set forth in Note 9 to the Condensed Financial statements.

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

Forward - Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import and Year 2000 remediation efforts, constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; the continued success of management's strategy; integration of acquired businesses into the Company; terms and development of capital; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward looking statements. The Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

Results of Operations

The following table has been restated as discussed above and sets forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales.

                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                 Actual                                     Pro Forma
                                              ---------------------------------------------
                                                   March 31, 1999          March 28, 1998          March 28, 1998
                                               ---------------------    --------------------    --------------------
Net sales                                           $ 254,264   100.0%     $  89,385    100.0%    $ 240,337      100.0%
Cost of goods sold                                    104,703    41.2         37,734     42.2        95,111       39.6
                                              ---------------   -----  -------------    -----    ----------      -----
     Gross profit                                     149,561    58.8         51,651     57.8       145,226       60.4
                                              ---------------   -----  -------------    -----    ----------      -----

Brokerage, distribution and
  marketing expenses:
     Brokerage and distribution                        21,930     8.6          9,355     10.5        23,544        9.8
     Trade promotions                                  69,508    27.3         15,568     17.4        57,736       24.0
     Consumer marketing                                21,677     8.5          7,997      8.9        21,059        8.8
                                              ---------------   -----  -------------    -----    ----------      -----

Total brokerage, distribution
   and marketing expenses                             113,115    44.5         32,920     36.8       102,339       42.6
Amortization of goodwill
   and other intangibles                                8,872     3.5          4,597      5.2         8,356        3.5
Selling, general and
   administrative expenses                              7,568     3.0          2,346      2.6         7,083        2.9

Incentive plan expenses                                     -     0.0         60,000     67.1       124,740       51.9
Transition expenses                                     4,277     1.7          1,926      2.2         1,926        0.8
                                              ---------------   -----  -------------    -----    ----------      -----
Total operating expenses                              133,832    52.6        101,789    113.9       244,444      101.7
                                              ---------------   -----  -------------    -----    ----------      -----

     Operating income (loss)                           15,729     6.2        (50,138)   (56.1)      (99,218)     (41.3)

Interest expense, net                                  14,582     5.7         12,614     14.1        14,434        6.0
Amortization of deferred
  financing expense                                       396     0.2            513      0.5           373        0.2
Other bank and financing
  expenses                                                 52     0.0             51      0.1            95        0.0
                                              ---------------   -----  -------------    -----    ----------      -----

     Income (loss) before income
       taxes and extraordinary item                       699     0.3        (63,316)   [70.8)     (114,120)     (47.5)
Income tax expense (benefit)                              217     0.1           (360)    (0.4)        4,195        1.7
                                              ---------------   -----  -------------    -----    ----------      -----
     Net income (loss)
       Before extraordinary item                          482     0.2        (62,956)   (70.4)     (118,315)     (49.2)

Extraordinary loss on early
     extinguishment of debt,
     net of tax of $1,184                                   -     0.0          1,876      2.1         1,876        0.8
                                              ---------------   -----  -------------    -----    ----------      -----

     Net income (loss)                              $     482     0.2%     $ (64,832)   (72.5)%  $ (120,191)     (50.0)%
                                              ===============   =====  =============    =====    ==========      =====

Earnings (loss) per share                           $    0.01              $   (2.23)            $    (1.79)
                                              ===============          =============             ==========
Adjusted EBITDA /(1)/                               $  31,803              $  17,760             $   38,922
                                              ===============          =============             ==========

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expense, depreciation and amortization of goodwill and other intangibles.

                             RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 1999 (AS RESTATED) COMPARED TO
                       THREE MONTHS ENDED MARCH 28, 1998

Net Sales. Net sales for the quarter ended March 31, 1999 were $254.3 million, which was an increase of $164.9 million as compared to net sales in the prior year quarter of $89.4 million. The prior year quarter included the results of the Mrs. Butterworth's(R) and Log Cabin(R) brands, and the Duncan Hines(R) brand from January 16, 1998. The Van de Kamp's, Inc. business was purchased on April 9, 1998 and is included in the pro forma results.

        Pro Forma Net Sales. Net sales for the quarter ended March 31, 1999 increased 5.8% as compared to pro forma net sales of $240.3 million for the prior year quarter (which reflect all the acquisitions noted previously as if they had occurred on January 1, 1998). Sales growth in the quarter was led by unit volume growth of 8.1% in the Company's frozen food division and 2.9% in Duncan Hines(R) baking mix products and higher prices for the Company's Duncan Hines(R) products.

        Unit volumes increased 3.3% to 12.6 million cases from 12.2 million cases in the prior year quarter. Frozen food division unit volumes increased 8.1% versus the prior year quarter, including a 17.5% increase in Celeste(R) frozen pizza, a 9.1% increase in frozen breakfast products, a 7.9% increase in foodservice and a 4.0% increase in frozen seafood volumes. Unit volumes for the dry grocery division decreased by 2.1% versus the prior year quarter. Unit volumes of the Company's Duncan Hines(R) baking mix products increased 2.9%, while unit volumes of syrup products decreased 11.3% compared to last year. Overall, unit volume growth was driven by strong consumer marketing programs, new television advertising campaigns and new product introductions. In the first quarter, the Company began airing five new television advertising campaigns and successfully launched several new products, both of which contributed to the volume growth. The new product introductions included Aunt Jemima(R) french toast sticks and mini-pancakes, and Van de Kamp's(R) and Mrs. Paul's(R) Crisp & Healthy and Tenders frozen seafood products. The table syrup category experienced a decline in the quarter, particularly in the lite syrup segment, which caused the volume decline in the Company's syrup products.

        The Company's net sales growth included a pricing increase primarily attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998 whereby the Company increased the list price on cake and frosting products to parity with the competition. The price equalization program generated approximately $7.3 million in net sales for the quarter ended March 31, 1999. In addition, product mix shifts in the frozen pizza and frozen seafood product lines have caused dollar sales for those segments to increase at a higher rate than unit sales. The dollar sales increase for the Celeste(R) business was 18.2% due to increased sales of premium Mama Celeste Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products. Frozen seafood product sales also increased versus the prior year quarter and exceeded the unit volume change due to a 3% price increase instituted on both the Van de Kamp's(R) and Mrs. Paul's(R) brands during October 1998 and a favorable mix shift to larger sizes and more premium priced products.

Gross Profit. Gross profit was 58.8% of net sales, which was greater than the gross profit in the 1998 period of 57.8%. The increase was primarily due to higher sales dollars generated from the pricing actions on Duncan Hines(R) and syrup products in March 1998 and July 1998, respectively.

        Pro Forma Gross Profit. Gross profit of 58.8% for the quarter ended March 31, 1999 was 1.6 percentage points lower than the pro forma gross profit of 60.4% for the prior year quarter. The difference was primarily attributable to the strong sales growth generated by the frozen food division, which generally has a lower gross margin than the dry grocery division. In addition, lower volumes of syrup products, which have a high gross margin, partially offset the improvement in gross margins for Duncan Hines(R) baking mix products.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter ended March 31, 1999 increased $80.2 million as compared to the prior year quarter due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 44.5%, which was 7.7 percentage points higher than the prior year quarter of 36.8%.

        Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter of 44.5% of net sales were $10.8 million higher than such expenses for the pro forma prior year quarter, which were 42.6% of net sales. Brokerage and distribution expenses decreased $1.6 million from last year and decreased as a percentage of net sales to 8.6% from 9.8% in the prior year quarter. The decrease as a percent of net sales was mainly the result of lower average brokerage commissions. Marketing expenses increased $12.4 million and were 35.8% of net sales, which was 3.0 percentage points higher than the prior year quarter of 32.8%. Trade promotions and slotting expenses increased as a percentage of net sales primarily due to increased trade spending by the dry grocery division while consumer marketing expenses decreased. Consumer marketing programs were executed during the quarter to support frozen seafood sales during the Lenten season and promote baking mix product sales in advance of Easter.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $8.9 million from $4.6 million in the 1998 period. The increase of $4.3 million was due to the additional amortization expense generated by the goodwill recorded in connection with the brands acquired by the Company in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $7.6 million were $5.3 million higher than the prior year quarter expense of $2.3 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Duncan Hines(R) business, which was newly integrated during 1998. Selling, general and administrative expenses were 3.0% of net sales, which was 0.4 percentage points higher than the 2.6% experienced in the prior year.

Incentive Plan Expense. In the prior year quarter, the Company recorded non-cash incentive plan expense of $60.0 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements Note 4
- Incentive Plan Expense).

Transition Expenses. Transition expenses were $4.3 million as compared to $1.9 million recorded in the prior year quarter and represent one-time costs incurred to integrate the acquired businesses. The increase was due to the acquisition of the Duncan Hines(R) brand.

Operating Income (Loss). Operating income was $15.7 million compared to an operating loss in the prior year period of $50.1 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $20.0 million in the quarter versus operating income of $11.8 million in the prior year quarter. The increase was due to the inclusion of operating income generated by the acquired businesses.

        Pro Forma Operating Income (Loss). On a pro forma basis, the operating loss for the prior year quarter was $99.2 million. Excluding the effects of the incentive plan expense and transition expenses, the Company's operating income in the 1998 quarter would have been $27.4 million. The decrease in operating income during the current quarter was primarily the result of higher brokerage, distribution and marketing expenses as a percentage of net sales.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $15.0 million in the quarter ended March 31, 1999 was higher than the prior year quarter amount of $13.1 million. The increase was due to the additional debt associated with the acquisition of the Van de Kamp's, Inc. business in 1998.

Income Tax Expense (Benefit). The income tax expense recorded for the quarter was $0.2 million, which was an effective tax rate of 31.0%. An income tax benefit of $0.4 million was recorded in the prior year quarter.

Net Income (Loss). The Company recorded net income of $0.5 million as compared to a net loss for the prior year quarter of $64.8 million. Excluding the effects of transition expense in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan expense in 1998, net income improved $4.2 million to $3.4 million in the current quarter versus the prior year period net loss of $0.8 million.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 1999, net income plus non-cash charges provided $12.8 million of operating cash flow and an increase in net working capital used $13.8 million of cash during the quarter. As compared to December 31, 1998, current assets, excluding cash and current deferred tax assets, increased $9.7 million and current liabilities, excluding current maturities of senior secured debt, decreased $5.4 million.

Net cash used in investing activities was $23.3 million for the quarter ended March 31, 1999. During the quarter, the Company spent $6.4 million on capital expenditures. The Company spent $3.4 million primarily for the relocation of manufacturing equipment to the Company's baking product contract manufacturers' production facilities and $3.0 million primarily to expand capacity for its frozen breakfast products. In addition, the Company invested in additional manufacturing capacity of frozen seafood products with the purchase of a production facility and the associated working capital. Capital expenditures were funded from internal cash flow and borrowings on the senior secured revolving debt facility under the New Senior Bank Facilities.

During the quarter, financing activities provided cash of $24.2 million. The Company repaid $5.0 million in principal on its New Senior Bank Facilities and borrowed on the revolving facility to fund capital expenditures, software and packaging design expenditures and its investment in frozen seafood manufacturing capacity.

At March 31, 1999, the Company had $0.3 million of cash and cash equivalents and an unused commitment of $60.0 million on its senior secured revolving debt facility under the Amended New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

Interest Rate Collar Agreements. At March 31, 1999, the Company was party to two interest rate collar agreements. On August 22, 1996 the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% and a floor rate of 5.75%. On November 26, 1997, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% and a floor rate of 5.50%.

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

     .  amended financial covenants;

     . wavier of certain existing defaults of covenants and breaches of representations and warranties;

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

The Consent Solicitation expired on September 20, 2000. Upon receiving the required consents pursuant to the Company's Confidential Consent Solicitation Statement dated as of August 31, 2000, as supplemented (the "Consent Solicitation Statement"), the Company and the trustee under the Indentures executed a Supplement Indenture with respect to each Indenture to make the amendments operative and binding on all holders of Notes.

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

Compliance with internal mission-critical systems and applications is nearly complete. Given the relatively recent incorporation of the Company, most systems and applications have been purchased within the last year or two. All purchases made were for systems that were Year 2000 compliant or for those that had documented plans and dates for future compliance. Currently, the Warehouse Management System in the frozen food division, which accesses a compliant information database, is the only remaining mission-critical application not compliant. The Company has elected to upgrade the functionality of its current Warehouse Management System and, therefore, will be replacing the entire system. The new system has been selected and is scheduled to have installation and testing completed by August 1999. Internal non-mission-critical systems and applications are currently being analyzed and are presently expected to be compliant by the middle of 1999.

In addition to reviewing its internal systems, the Company has polled or is in the process of polling its third-party vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems, which may have a material adverse effect on the Company. Among other things, to the extent the Company's customers are not Year 2000 compliant by the end of 1999, such customers may lose electronic data interchange ("EDI") capabilities at the beginning of the Year 2000. Where EDI communication would no longer be available, the Company expects to utilize voice, facsimile and/or mail communications in order to receive customer orders and process customer billings. To the extent the Company's vendors or co-packers are not Year 2000 compliant by the end of 1999, such vendors or co-packers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may not have the correct inventory to send to its customers and may experience a shortage or surplus of inventory which could materially adversely affect the Company's business and results of operations. The Company is in the process of developing a plan to address potential problems with respect to its vendors; however, the Company believes it has access to sufficient alternative sources of supply.

To date, the Company has incurred and expensed approximately $0.1 million related to the assessment and development of the remediation plan and the purchase of new compliant hardware and software. Management anticipates spending and expensing an additional $0.5 million through the end of 1999 to implement its entire Year 2000 plan. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third- parties' Year 2000 readiness and other factors.

The Company is in the process of developing contingency plans, which should be completed in May, 1999 so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks in the supply chain of the Company's suppliers and customers.

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------
ITEM 1:  LEGAL PROCEEDINGS
--------------------------

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits

Exhibit
Number         Exhibit
------         -------

  2.1 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey.

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

  4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Included in Exhibit 4.1 hereto).

  4.3 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

  4.4 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to
               Exhibit 4.15 to the S-1).

 10.1 Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999 among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and UBS AG, Stamford Branch, as Documentation Agent.

 27.1 Financial Data Schedule for the period ended March 31, 1999 submitted to the Securities and Exchange Commission in electronic format.

(b) Reports on Form 8-K

          None.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AURORA FOODS INC.


Dated:  January 17, 2001                By: /s/ Christopher T. Sortwell
                                            ---------------------------


                                        Christopher T. Sortwell
                                        Chief Financial Officer
                                        (Duly Authorized Officer,
                                        Principal Financial Officer and
                                        Principal Accounting Officer)

Exhibit
Number         Exhibit
------         -------

  2.1 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey.

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

  4.2 Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Included in Exhibit 4.1 hereto).

  4.3 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

  4.4 Registration Rights Agreement, dated July 1, 1998, between Aurora Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest Capital Markets Limited (Incorporated by reference to
               Exhibit 4.15 to the S-1).

 10.1 Fourth Amended and Restated Credit Agreement, dated as of March 31, 1999 among Aurora Foods Inc., as borrower, the Lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, National Westminster Bank PLC, as Syndication Agent and UBS AG, Stamford Branch, as Documentation Agent.

 27.1 Financial Data Schedule for the period ended March 31, 1999 submitted to the Securities and Exchange Commission in electronic format.