Form 10-Q/A
period 1999-06-30
AURORA FOODS INC /DE/
filed 2001-01-17
CIK 1060024

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


                       Commission file number 333-50681
                               AURORA FOODS INC.
            (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                       94-3303521
           --------                                       ----------
  (State or Other Jurisdiction                (IRS Employer Identification No.)
of Incorporation or Organization)


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

This amendment on Form 10-Q/A amends Items 1 and 2 of Part I and Items 1 and 6 of Part II of the Quarterly Report of Aurora Foods Inc. (the "Company") on Form 10-Q previously filed for the quarter ended June 30, 1999. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 as well as for the year ended December 31, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. The financial information in this Form 10-Q/A is consistent with such information as it was presented on a restated basis in the Company's Form 10-K for the year ended December 31, 1999. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.

                               TABLE OF CONTENTS

                                                       PART I

Item                                                                                                           Page
----                                                                                                           ----
1.       Financial Statements...............................................................................      2

2.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............     20


                                                      PART II

1.       Legal Proceedings..................................................................................     32

6.       Exhibits and Reports on Form 8-K...................................................................     32
         (Only those exhibits which have been revised have been included herein.)

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 3 through 19.

                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                              -----------------     -----------------
                                                                                (as restated)         (as restated)
                                                                                 (unaudited)
 ASSETS
Current assets:
     Cash and cash equivalents                                                $       1,241         $          354
     Accounts receivable (net of $728 and $670 allowance,
         respectively)                                                               81,032                 82,093
     Inventories                                                                     91,002                 77,331
     Prepaid expenses and other assets                                               11,767                  6,850
     Current deferred tax assets                                                     21,815                 27,170
                                                                              -------------         --------------
          Total current assets                                                      206,857                193,798

Property, plant and equipment, net                                                  162,135                152,085
Deferred tax asset                                                                    2,696                      -
Goodwill and other intangible assets, net                                         1,119,303              1,072,759
Asset held for sale                                                                     800                  3,000
Other assets                                                                         30,051                 26,800
                                                                              -------------         --------------
          Total assets                                                        $   1,521,842         $    1,448,442
                                                                              =============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                              $      20,283         $       20,000
     Senior secured revolving debt facility                                          93,350                 85,850
     Accounts payable                                                                52,597                 59,395
     Accrued liabilities                                                             77,253                 83,433
                                                                              -------------         --------------
          Total current liabilities                                                 243,483                248,678

Non-current deferred tax liabilities                                                      -                  5,047
Other liabilities                                                                    11,801                 12,372
Senior secured term debt                                                            287,116                200,000
Senior subordinated notes                                                           402,149                402,242
                                                                              -------------         --------------
          Total liabilities                                                         944,549                868,339
                                                                              -------------         --------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                       -                      -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; 67,030,440 shares
        issued and outstanding                                                          670                    670
     Paid in capital                                                                648,104                647,889
     Promissory notes                                                                  (339)                  (562)
     Accumulated deficit                                                            (71,142)               (67,894)
                                                                              -------------         --------------
Total stockholders' equity                                                          577,293                580,103
                                                                              -------------         --------------
          Total liabilities and stockholders' equity                          $   1,521,842         $    1,448,442
                                                                              =============         ==============


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                              Three Months Ended June 30,
                                                        ---------------------------------------
                                                             1999                  1998
                                                        ----------------     ------------------
                                                         (as restated)
Net sales                                               $       214,034      $         199,813
Cost of goods sold                                               91,230                 81,743
                                                        ---------------      -----------------

     Gross profit                                               122,804                118,070
                                                        ---------------      -----------------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                  23,634                 18,857
     Trade promotions                                            50,606                 45,302
     Consumer marketing                                          17,048                 13,497
                                                        ---------------      -----------------
Total brokerage, distribution and marketing expenses             91,288                 77,656

Amortization of goodwill and other intangibles                    9,292                  8,189
Selling, general and administrative expenses                      8,226                  7,558
Incentive plan expense                                                -                 (3,417)
Transition expenses                                               3,120                  2,522
                                                        ---------------      -----------------
Total operating expenses                                        111,926                 92,508
                                                        ---------------      -----------------

     Operating income                                            10,878                 25,562

Interest expense, net                                            15,748                 21,363
Amortization of deferred financing expense                          485                    587
Other bank and financing expenses                                    50                     89
                                                        ---------------      -----------------

     (Loss) income before income taxes                           (5,405)                 3,523

Income tax (benefit) expense                                     (1,675)                   293
                                                        ---------------      -----------------

     Net (loss) income                                  $        (3,730)     $           3,230
                                                        ===============      =================

Basic and diluted earnings (loss) per share             $         (0.06)     $            0.06
                                                        ===============      =================

Weighted average number of shares outstanding                    67,016                 51,981
                                                        ===============      =================


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                              Six Months Ended June 30,
                                                                        ------------------------------------
                                                                              1999                 1998
                                                                        ---------------       --------------
                                                                         (as restated)
Net sales                                                               $       468,298       $      289,198
Cost of goods sold                                                              195,933              119,477
                                                                        ---------------       --------------

     Gross profit                                                               272,365              169,721
                                                                        ---------------       --------------

Brokerage, distribution and marketing expenses:

     Brokerage and distribution                                                  45,564               28,213
     Trade promotions                                                           120,114               60,870
     Consumer marketing                                                          38,725               21,495
                                                                        ---------------       --------------
Total brokerage, distribution and marketing expenses                            204,403              110,578

Amortization of goodwill and other intangibles                                   18,164               12,786
Selling, general and administrative expenses                                     15,794                9,904
Incentive plan expense                                                                                56,583
                                                                                      -
Transition expenses                                                               7,397                4,447
                                                                        ---------------       --------------
Total operating expenses                                                        245,758              194,298
                                                                        ---------------       --------------

     Operating income (loss)                                                     26,607              (24,577)

Interest expense, net                                                            30,330               33,977
Amortization of deferred financing expense                                          881                1,099
Other bank and financing expenses                                                   102                  140
                                                                        ---------------       --------------

     Loss before income taxes  and extraordinary item                            (4,706)             (59,793)

Income tax benefit                                                               (1,458)                 (67)
                                                                        ---------------       --------------

     Net loss before extraordinary item                                          (3,248)             (59,726)

Extraordinary loss on early extinguishment of debt,
   net of tax of $1,184                                                               -                1,876
                                                                        ---------------       --------------

     Net loss                                                           $        (3,248)      $      (61,602)
                                                                        ===============       ==============

Basic and diluted loss per share before
     extraordinary item                                                 $         (0.05)      $        (1.47)
Extraordinary loss item per share                                                     -                 0.05
                                                                        ---------------       --------------
Basic and diluted loss per share                                        $         (0.05)      $        (1.52)

                                                                        ===============       ==============
Weighted average number of shares outstanding                                    67,016               40,580
                                                                        ===============       ==============


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                       Additional
                                Common Stock            Paid-In        Promissory        Accumulated
                          -----------------------
                             Shares      Amount         Capital          Notes            Deficit          Totals
                          -----------  ----------    -------------    ------------     --------------    ----------
Balance at December 31,
   1998 (as restated)          67,016  $      670    $     647,889    $       (562)    $      (67,894)   $  580,103
Payments on officer
   promissory notes                 -           -                -             223                  -           223
Employee stock purchases           14           -              215               -                  -           215
Net loss (as restated)              -           -                -               -             (3,248)       (3,248)
                          -----------  ----------    -------------    ------------     --------------    ----------
Balance at June 30, 1999
   (as restated)               67,030  $      670    $     648,104    $       (339)    $      (71,142)   $  577,293
                          ===========  ==========    =============    ============     ==============    ==========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                    ------------------------------------
                                                                                         1999                   1998
                                                                                    -------------          -------------
                                                                                     (as restated)
Cash flows from operating activities:

     Net loss                                                                       $      (3,248)         $     (61,602)
     Early extinguishment of debt, net of tax of $1,184                                         -                  1,876
     Adjustments to reconcile net loss to cash (used in) provided by operating activities:
         Depreciation and amortization                                                     25,606                 17,742
         Deferred income taxes                                                             (1,457)                   (67)
         Incentive plan expense                                                                 -                 56,583
         Change in assets and liabilities, net of effects of businesses acquired:
              (Decrease) increase in accounts receivable                                    8,675                (28,178)
              Increase in inventories                                                        (842)               (29,817)
              Increase in prepaid expenses and other assets                                (4,803)                (5,020)
              (Decrease) increase in accounts payable                                     (16,013)                29,464
              (Decrease) increase in accrued liabilities                                   (8,484)                21,723
                                                                                    -------------          -------------
Net cash (used in) provided by operating activities                                          (566)                 2,704
                                                                                    -------------          -------------
Cash flows from investing activities:

     Additions to property, plant and equipment                                           (12,972)                (7,391)
     Changes to other non-current assets and liabilities                                   (3,474)                (1,467)
     Proceeds from sale of assets                                                              11                 28,012
     Payment for acquisition of businesses                                                (75,128)              (463,762)
                                                                                    -------------          -------------
Net cash used in investing activities                                                     (91,563)              (444,608)
                                                                                    -------------          -------------

Cash flows from financing activities:

     Proceeds from senior secured revolving and term debt                                 229,651                473,000
     Repayment of borrowings                                                             (134,750)              (114,000)
     Capital contributions, net of officer promissory notes                                   438                 93,806
     Debt issuance and equity raising costs                                                (2,323)               (12,501)
                                                                                    -------------          -------------
Net cash provided by financing activities                                                  93,016                440,305
                                                                                    -------------          -------------
(Increase) decrease in cash and cash equivalents                                              887                 (1,599)
Cash and cash equivalents, beginning of period                                                354                  4,717
                                                                                    -------------          -------------
Cash and cash equivalents, end of period                                            $       1,241          $       3,118
                                                                                    =============          =============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

RESTATEMENTS

Prior to the issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements and related footnotes as of and for the three and six months ended June 30, 1999, have been included in the condensed consolidated financial statements included herein.

For the three months ended June 30, 1999, these misstatements primarily overstated net sales by $7.7 million, understated cost of goods sold by $3.9 million, understated trade promotions expense by $3.6 million, understated brokerage and distribution expense by $1.6 million, understated consumer marketing by $1.1 million and understated selling, general and administrative expenses by $0.4 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $6.9 million.

For the six months ended June 30, 1999, these misstatements primarily overstated net sales by $14.5 million, understated trade promotions expense by $11.7 million, understated cost of goods sold by $4.4 million, overstated brokerage and distribution expense by $1.1 million, understated selling, general and administrative expenses by $0.7 million and understated consumer marketing by $0.2 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $11.8 million.

A summary of the effects of the restatement is set forth in Note 8.

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

On April 1, 1999, the Company acquired 100% of the stock in Sea Cost Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million. The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary Seacoast.

NOTE 2 - VDK HOLDINGS, INC. ACQUISITION
----------------------------------------

On April 8, 1998, New LLC completed a stock purchase of VDK Holdings (See Note 1
- Basis of Presentation). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting.

The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

     Value of stock used to acquire VDK Holdings          $   183,469
     Liabilities assumed                                      383,063
     Other acquisition costs                                    9,700
                                                          -----------
                                                              576,232

     Cost assigned to tangible assets                        (200,214)
                                                          -----------

     Cost attributable to intangible assets               $   376,018
                                                          ===========

Had the VDK Holdings and DH acquisitions taken place January 1, 1998, the unaudited pro forma results of operations for the three and six months periods ended June 30, 1998 would have been as follows (in thousands, except per share amounts):

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                    --------------------------------     --------------------------------
                                                         1999              1998               1999              1998
                                                    --------------    --------------     -------------      -------------
                                                      (actual)         (pro forma)         (actual)          (pro forma)
Net sales                                           $      214,034    $      206,652     $     468,298      $     446,989
                                                    ==============    ==============     =============      =============
Gross profit                                        $      122,804    $      122,064     $     272,365      $     267,290
                                                    ==============    ==============     =============      =============
Operating income (loss)                             $       10,878    $       25,346     $      26,607      $     (73,873)
                                                    ==============    ==============     =============      =============
Net income (loss) before extraordinary item         $       (3,730)   $        6,319     $      (3,248)     $     (92,959)
                                                    ==============    ==============     =============      =============
Net income (loss)                                   $       (3,730)   $        6,319     $      (3,248)     $     (94,835)
                                                    ==============    ==============     =============      =============
Net income (loss) per share:

    Net income (loss) before extraordinary item     $        (0.06)   $         0.09     $       (0.05)     $       (1.39)
                                                    ==============    ==============     =============      =============
    Net income (loss)                               $        (0.06)   $         0.09     $       (0.05)     $       (1.42)
                                                    ==============    ==============     =============      =============

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                              June 30,          December 31,
                                                1999               1998
                                            -------------     ---------------

          Raw materials                     $      26,444     $        17,999
          Work in process                             670                 271
          Finished goods                           59,062              55,280
          Packaging and other supplies              4,826               3,781
                                            -------------     ---------------
                                            $      91,002     $        77,331
                                            =============     ===============


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

The table below summarizes the numerator and denominator for the basic and diluted loss per share calculations (in thousands except per share amounts):

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------       -----------------------------
                                                       1999              1998            1999              1998
                                                   ----------       ----------       -------------     -----------
Numerator:
   Income (loss) before extraordinary item          $ (3,730)       $    3,230        $   (3,248)         $(59,726)
   Extraordinary loss item, net of tax                     -                 -                 -             1,876
                                                  ----------       -----------       -----------        ----------
   Net income (loss)                                $ (3,730)       $    3,230        $   (3,248)         $(61,602)
                                                  ==========       ===========       ===========        ==========

Denominator:
   Weighted average number of basic shares            67,016            51,981            67,061            40,580
   Effect of dilutive securities                           -                 -                 -                 -
                                                  ----------       -----------       -----------        ----------
   Weighted average number of diluted shares          67,016            51,981            67,061            40,580
                                                  ==========       ===========       ===========        ==========

Basic and diluted earnings (loss) per share
   before extraordinary item                             $  (0.06)      $     0.06        $    (0.05)         $  (1.47)
Extraordinary item per share                                    -                -                 -              0.05
                                                      -----------      -----------       -----------        ----------
Basic and diluted earnings (loss) per share              $  (0.06)      $     0.06        $    (0.05)         $  (1.52)
                                                      ===========      ===========       ===========        ==========

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

The following table presents a summary of operations by segment (in thousands):

                                          Three Months Ended June 30,              Six Months Ended June 30,
                                      -----------------------------------     -----------------------------------
                                            1999                1998               1999               1998
                                      ----------------      -------------     --------------     ----------------
     Net sales
          Dry grocery                      $    103,781        $    116,898       $    201,005       $     206,283
          Frozen food                           110,253              82,915            267,293              82,915
                                      -----------------      --------------     --------------     ---------------
          Total                            $    214,034        $    199,813       $    468,298       $     289,198
                                      =================      ==============     ==============     ===============

     Operating income (loss)
          Dry grocery                      $     12,098        $     16,616       $     25,096       $      28,403
          Frozen food                             1,900               8,051              8,908               8,051
          Other                                  (3,120)                895             (7,397)            (61,031)
                                      -----------------      --------------     --------------     ---------------
          Total                            $     10,878        $     25,562       $     26,607       $     (24,577)
                                      =================      ==============     ==============     ===============

     Total assets
          Dry grocery                      $    863,137        $    956,661       $    863,137       $     956,661
          Frozen food                           658,705             468,772            658,705             468,772
                                      -----------------      --------------     --------------     ---------------
          Total                            $  1,521,842        $  1,425,433       $  1,521,842       $   1,425,433
                                      =================      ==============     ==============     ===============

     Depreciation and amortization
          Dry grocery                      $      6,629        $      6,849       $     12,780       $      12,947
          Frozen food                             7,179               4,795             12,826               4,795
                                      -----------------      --------------     --------------     ---------------
          Total                            $     13,808        $     11,644       $     25,606       $      17,742
                                      =================      ==============     ==============     ===============

     Capital expenditures
          Dry grocery                      $      4,295        $      1,041       $      7,696       $       2,553
          Frozen food                             2,273               4,838              5,276               4,838
                                      -----------------      --------------     --------------     ---------------
          Total                            $      6,568        $      5,879       $     12,972       $       7,391
                                      =================      ==============     ==============     ===============

The Other line item in operating income (loss) is comprised of one-time expenses related to incentive plan expense (See Note 4 - Incentive Plan Expense) and transition expenses (See Note 5 - Transition Expenses) that were incurred in the respective periods.

NOTE 8 - RESTATEMENT
--------------------

As described in Note 1, the June 30, 1999 financial statements have been restated. A summary of the effects of the restatement follows (in thousands, except share and per share data):


                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                       June 30, 1999
                                                                          -----------------------------------------
                                                                           (As Previously
ASSETS                                                                        Reported)           (As Restated)
                                                                          ------------------    -------------------
Current assets:
     Cash and cash equivalents                                                  $     1,422            $     1,241
     Accounts receivable                                                            113,288                 81,032
     Inventories                                                                     89,858                 91,002
     Prepaid expenses and other assets                                               11,411                 11,767
     Current deferred tax assets                                                     22,149                 21,815
                                                                          -----------------     ------------------
        Total current assets                                                        238,128                206,857

Property, plant and equipment, net                                                  165,624                162,135
Deferred tax asset                                                                        -                  2,696
Goodwill and other intangible assets, net                                         1,122,681              1,119,303
Asset held for sale                                                                       -                    800
Other assets                                                                         31,113                 30,051
                                                                          -----------------     ------------------
        Total assets                                                            $ 1,557,546            $ 1,521,842
                                                                          =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                $    20,283            $    20,283
     Senior secured revolving debt facility                                          93,350                 93,350
     Accounts payable                                                                52,258                 52,597
     Accrued liabilities                                                             46,592                 77,253
                                                                          -----------------     ------------------
        Total current liabilities                                                   212,483                243,483

Non-current deferred tax liabilities                                                 23,921                      -
Other liabilities                                                                    11,801                 11,801
Senior secured term debt                                                            287,116                287,116
Senior subordinated notes                                                           402,149                402,149
                                                                          -----------------     ------------------
        Total liabilities                                                           937,470                944,549
                                                                          -----------------     ------------------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                       -                      -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; 67,016,173 shares
        issued and outstanding                                                          670                    670
     Paid in capital                                                                648,104                648,104
     Promissory notes                                                                  (339)                  (339)
     Accumulated deficit                                                            (28,359)               (71,142)
                                                                          -----------------     ------------------
Total stockholders' equity                                                          620,076                577,293
                                                                          -----------------     ------------------
        Total liabilities and stockholders' equity                              $ 1,557,546            $ 1,521,842
                                                                          =================     ==================

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                          Three Months Ended June 30, 1999
                                                                       ----------------------------------------
                                                                        (As Previously
                                                                          Reported)            (As Restated)
                                                                       -----------------     ------------------
Net sales                                                                    $  221,711              $ 214,034
Cost of goods sold                                                               87,369                 91,230
                                                                       -----------------     ------------------

     Gross profit                                                               134,342                122,804
                                                                       -----------------     ------------------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                  22,031                 23,634
     Trade promotions                                                            47,004                 50,606
     Consumer marketing                                                          15,930                 17,048
                                                                       -----------------     ------------------
Total brokerage, distribution and marketing expenses                             84,965                 91,288

Amortization of goodwill and other intangibles                                    9,082                  9,292
Selling, general and administrative expenses                                      7,795                  8,226
Transition expenses                                                               3,071                  3,120
                                                                       -----------------     ------------------
Total operating expenses                                                        104,913                111,926
                                                                       -----------------     ------------------

     Operating income                                                            29,429                 10,878

Interest expense, net                                                            15,748                 15,748
Amortization of deferred financing expense                                          485                    485
Other bank and financing expenses                                                    50                     50
                                                                       -----------------     ------------------

     Income (loss) before income taxes                                           13,146                 (5,405)

Income tax expense (benefit)                                                      5,193                 (1,675)
                                                                       -----------------     ------------------

     Net income (loss)                                                       $    7,953              $  (3,730)
                                                                       =================     ==================

Basic and diluted earnings (loss) per share                                  $     0.12              $   (0.06)
                                                                       =================     ==================

Weighted average number of shares outstanding                                    67,016                 67,016
                                                                       =================     ==================

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             Six Months Ended June 30, 1999
                                                                       ---------------------------------------
                                                                        (As Previously
                                                                          Reported)            (As Restated)
                                                                       ----------------      -----------------
Net sales                                                                    $  482,761            $   468,298
Cost of goods sold                                                              191,497                195,933
                                                                       ----------------      -----------------

     Gross profit                                                               291,264                272,365
                                                                       ----------------      -----------------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                  46,665                 45,564
     Trade promotions                                                           108,377                120,114
     Consumer marketing                                                          38,488                 38,725
                                                                       ----------------      -----------------
Total brokerage, distribution and marketing expenses                            193,530                204,403

Amortization of goodwill and other intangibles                                   17,854                 18,164
Selling, general and administrative expenses                                     15,138                 15,794
Transition expenses                                                               7,342                  7,397
                                                                       ----------------      -----------------
Total operating expenses                                                        233,864                245,758
                                                                       ----------------      -----------------

     Operating income                                                            57,400                 26,607

Interest expense, net                                                            30,328                 30,330
Amortization of deferred financing expense                                          882                    881
Other bank and financing expenses                                                   102                    102
                                                                       ----------------      -----------------

     Income (loss) before income taxes                                           26,088                 (4,706)

Income tax expense (benefit)                                                     10,305                 (1,458)
                                                                       ----------------      -----------------

     Net income (loss)                                                       $   15,783            $    (3,248)
                                                                       ================      =================

Basic and diluted earnings (loss) per share                                  $     0.24            $     (0.05)
                                                                       ================      =================

Weighted average number of shares outstanding                                    67,016                 67,016
                                                                       ================      =================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K/A of Aurora Foods Inc. for the year ended December 31, 1998.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements. Unless otherwise noted, years (1999 and 1998) in this discussion refer to the Company's June-ending periods.

Restatements

Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements and related footnotes as of and for the three and six months ended June 30, 1999 have been included in the condensed consolidated financial statements included herein.

For the three months ended June 30, 1999, these misstatements primarily overstated net sales by $7.7 million, understated cost of goods sold by $3.9 million, understated trade promotions expense by $3.6 million, understated brokerage and distribution expense by $1.6 million, understated consumer marketing by $1.1 million and understated selling, general and administrative expenses by $0.4 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $6.9 million.

For the six months ended June 30, 1999, these misstatements primarily overstated net sales by $14.5 million, understated trade promotions expense by $11.7 million, understated cost of goods sold by $4.4 million, overstated brokerage and distribution expense by $1.1 million, understated selling, general and administrative expenses by $0.7 million and understated consumer marketing by $0.2 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $11.8 million.

A summary of the effects of the restatement is set forth in Note 8 to the Condensed Consolidated Financial Statements.

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

Results of Operations

The following tables have been restated as discussed above and set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. The statements include a presentation of the pro forma results of the Company for the respective periods, which includes the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. business as if they had occurred on January 1, 1998.

                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                   Actual Three Months Ended                      Pro Forma Three Months
                                    -------------------------------------------------------
                                          June 30, 1999                 June 30, 1998              Ended June 30, 1998
                                    --------------------------     ------------------------    -----------------------------
Net sales                               $ 214,034       100.0   %     $199,813       100.0  %     $ 206,652       100.0   %
Cost of goods sold                         91,230        42.6           81,743        40.9           84,588        40.9
                                    --------------    --------     ------------    --------    -------------    --------
     Gross profit                         122,804        57.4          118,070        59.1          122,064        59.1
                                    --------------    --------     ------------    --------    -------------    --------

Brokerage, distribution and
   marketing expenses:
     Brokerage and distribution            23,634        11.0           18,857         9.4           19,582         9.5
     Trade promotions                      50,606        23.6           45,302        22.7           47,526        23.0
     Consumer marketing                    17,048         8.0           13,497         6.8           13,916         6.7
                                    --------------    --------     ------------    --------    -------------    --------
Total brokerage, distribution
   and marketing expenses                  91,288        42.6           77,656        38.9           81,024        39.2
Amortization of goodwill
   and other intangibles                    9,292         4.3            8,189         4.1            8,487         4.1
Selling, general and
   administrative expenses                  8,226         3.8            7,558         3.8            8,102         3.9
Incentive plan expense                          -         0.0           (3,417)       (1.7)          (3,417)       (1.7)
Transition expenses                         3,120         1.5            2,522         1.3            2,522         1.2
                                    --------------    --------     ------------    --------    -------------    --------
       Total operating expenses           111,926        52.3           92,508        46.4           96,718        46.7
                                    --------------    --------     ------------    --------    -------------    --------

     Operating income                      10,878         5.1           25,562        12.7           25,346        12.4

Interest expense, net                      15,748         7.4           21,363        10.7           14,434         7.0
Amortization of deferred
  financing expense                           485         0.2              587         0.3              373         0.2
Other bank and financing
  expenses                                     50         0.0               89         0.0               95         0.0
                                    --------------    --------     ------------    --------    -------------    --------

     (Loss) income before taxes            (5,405)       (2.5)           3,523         1.7           10,444         5.2
Income tax (benefit) expense               (1,675)       (0.8)             293         0.1            4,125         2.0
                                    --------------    --------     ------------    --------    -------------    --------

     Net (loss) income                  $  (3,730)       (1.7)   %    $  3,230         1.6  %     $   6,319         3.2  %
                                    ==============    ========     ============    ========    =============    ========
(Loss) earnings per share               $   (0.06)                    $   0.06                    $    0.09
                                    ==============                 ============                =============
Adjusted EBITDA/(1)/                    $  26,464                     $ 35,770                    $  36,031
                                    ==============                 ============                =============
Adjusted EPS/(2)/                        $  (0.02)                    $   0.03                    $    0.09
                                    ==============                 ============                =============

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expense, depreciation and amortization of goodwill and other intangibles.
(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan expense, transition expense and extraordinary item.

                             RESULTS OF OPERATIONS

          THREE MONTHS ENDED JUNE 30, 1999 (AS RESTATED) COMPARED TO
                       THREE MONTHS ENDED JUNE 30, 1998

Net Sales. Net sales for the quarter ended June 30, 1999 were $214.0 million, which was an increase of $14.2 million compared to net sales in the prior year quarter of $199.8 million. The prior year quarter included the results of the Mrs. Butterworth's(R), Log Cabin(R), and Duncan Hines(R)brands, and the Van de Kamp's, Inc. business from April 9, 1998. The Van de Kamp's, Inc. business was purchased on April 8, 1998 and is included in the pro forma results.

     Pro Forma Net Sales. Net sales for the quarter increased 3.6% compared to pro forma net sales of $206.7 million for the prior year quarter (which reflects the Van de Kamp's, Inc. acquisition as if it had occurred on January 1, 1998). Sales growth in the quarter was led by the addition of $19.0 million of sales from Chef's Choice(R), which was acquired in April 1999. Net sales of frozen food products excluding Chef's Choice(R) increased 1.7% and net sales of dry grocery products declined 11.2%.

     Frozen food division sales, excluding Chef's Choice(R), increased to $91.2 million versus $89.7 million in the prior year quarter. Sales of frozen seafood products increased 7.9% to $36.8 million, driven by increased sales to club stores, while sales of Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza were flat relative to the prior year at approximately $22.0 million each. Sales for the dry grocery division decreased 11.2% to $103.8 million versus $116.9 million in the prior year quarter, primarily due to the decrease in Duncan Hines(R) baking mix sales. The decrease in sales of Duncan Hines(R) baking mix products was due to the timing of trade promotions. Such promotions were heavier in the prior year quarter as a result of the launch of a reformulated brownie mix and additional spending to support the list price increase in cake and frosting products.

Gross Profit. Gross profit was 57.4% of net sales, which was 1.7 percentage points lower than the gross profit in the 1998 quarter of 59.1%. The decrease was primarily attributable to the inclusion of the Chef's Choice(R) business in 1999, as the Chef's Choice(R) business generates a lower gross profit percentage than the other retail brands.

     Pro Forma Gross Profit. Gross profit of 57.4% for the quarter was 1.7 percentage points lower than the pro forma gross profit of 59.1% for the prior year quarter. The decrease was primarily attributable to the inclusion of the Chef's Choice(R) business in 1999, as the Chef's Choice(R) business generates a lower gross profit percentage than the other retail brands.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter increased $13.6 million compared to the prior year due to the inclusion of the Van de Kamp's, Inc. and Chef's Choice(R) businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 42.6%, which was 3.7 percentage points higher than the prior year of 38.9%.

     Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter were $10.3 million higher than the pro forma prior year quarter, and increased as a percentage of net sales to 42.6% versus 39.2% in the prior year. Brokerage and distribution expenses increased $4.1 million over last year and increased as a percentage of net sales to 11.0% from 9.5% in the prior year. The increase as a percentage of net sales was primarily the result of lower average brokerage commissions in the prior year. Marketing expenses were 31.6% of net sales, which was 1.9 percentage points higher than the prior year primarily due to increased consumer promotion activity by the frozen foods division.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $9.3 million from $8.2 million in the 1998 quarter. The increase of $1.1 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisitions of Van de Kamp's, Inc. in 1998 and the Chef's Choice(R) brand in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $8.2 million were $0.6 million higher than the prior year expense of $7.6 million. The increase was due to the inclusion of the Van de Kamp's, Inc. and Chef's Choice(R) businesses. Selling, general and administrative expenses were 3.8% of net sales, consistent with the prior year.

Incentive Plan Credit. In the prior year quarter, the Company recorded a non-cash incentive plan credit of $3.4 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements
Note 4 -- Incentive Plan Expense).

Transition Expenses. Transition expenses were $3.1 million compared to $2.5 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The increase was due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income. Operating income was $10.9 million compared to operating income in the prior year of $25.6 million. Excluding the effects of the incentive plan credit and transition expenses, operating income decreased 43.3% to $14.0 million in the quarter versus $24.7 million in the prior year. The decrease was primarily due to higher brokerage, distribution and marketing expenses.

     Pro Forma Operating Income. On a pro forma basis, operating income for the prior year quarter was $25.3 million. Excluding the effects of the incentive plan credit and transition expenses, the Company's operating income in the 1998 quarter would have been $24.5 million. Excluding the incentive plan credit and transition expenses, operating income of $14.0 million for the current quarter represented a decrease of 42.9% from the prior year and was primarily the result of higher brokerage, distribution and marketing expenses.

Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $16.2 million was lower than the prior year amount of $22.0 million. The decrease in interest expense was due to a lower debt balance following the reduction in debt from the net proceeds of the initial public offering in July 1998.

Income Tax (Benefit) Expense. The income tax benefit recorded for the quarter was $1.7 million, which represents an effective tax rate of 31.0%. Income tax expense of $0.3 million was recorded in the prior year quarter. The effective tax rate for the prior year was less than the anticipated rate due primarily to the effect of the non-deductible incentive plan expense.

Net (Loss) Income. The Company recorded a net loss of $3.7 million compared to net income for the prior year of $3.2 million. Excluding the effects of transition expenses in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan credit in 1998, the net loss would have been $1.6 million in the current quarter versus $2.7 million of net income in the prior year quarter.

                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                    Actual Six Months Ended                         Pro Forma Six Months
                                     -------------------------------------------------------
                                            June 30, 1999                June 30, 1998               Ended June 30, 1998
                                     --------------------------    -------------------------    -----------------------------
Net sales                                $ 468,298       100.0 %      $ 289,198       100.0 %     $  446,989       100.0 %
Cost of goods sold                         195,933        41.8          119,477        41.3          179,699        40.2
                                     --------------    --------    -------------    --------    -------------     -------
     Gross profit                          272,365        58.2          169,721        58.7          267,290        59.8
                                     --------------    --------    -------------    --------    -------------     -------

Brokerage, distribution and
 marketing expenses:
     Brokerage and distribution             45,564         9.7           28,213         9.8           43,127         9.6
     Trade promotions                      120,114        25.6           60,870        21.0          105,262        23.5
     Consumer marketing                     38,725         8.3           21,495         7.4           34,975         7.8
                                     --------------    --------    -------------    --------    -------------     -------
Total brokerage, distribution
   and marketing expenses                  204,403        43.6          110,578        38.2          183,364        40.9
Amortization of goodwill
   and other intangibles                    18,164         3.9           12,786         4.4           16,843         3.8
Selling, general and
   administrative expenses                  15,794         3.4            9,904         3.4           15,186         3.4
Incentive plan expense                           -         0.0           56,583        19.6          121,323        27.1
Transition expenses                          7,397         1.6            4,447         1.5            4,447         1.0
                                     --------------    --------    -------------    --------    -------------     -------
       Total operating expenses            245,758        52.5          194,298        67.1          341,163        76.2
                                     --------------    --------    -------------    --------    -------------     -------

     Operating income (loss)                26,607         5.7          (24,577)       (8.4)         (73,873)      (16.4)

Interest expense, net                       30,330         6.5           33,977        11.8           28,868         6.5
Amortization of deferred
  financing expense                            881         0.2            1,099         0.4              746         0.2
Other bank and financing
  expenses                                     102         0.0              140         0.1              190         0.0
                                     --------------    --------    -------------    --------    -------------     -------

  Income (loss) before income
    taxes and extraordinary item            (4,706)       (1.0)         (59,793)      (20.7)        (103,677)      (23.1)
Income tax expense (benefit)                (1,458)       (0.3)             (67)        0.0          (10,718)       (2.4)
                                     --------------    --------    -------------    --------    -------------     -------

Net income (loss) before
   extraordinary item                       (3,248)       (0.7)         (59,726)      (20.7)         (92,959)      (20.7)

Extraordinary loss on early
   extinguishment of debt,
   net of tax of $1,184                          -         0.0            1,876         0.6            1,876         0.4
                                     --------------    --------    -------------    --------    -------------     -------

     Net income (loss)                   $  (3,248)       (0.7)%      $ (61,602)      (21.3)%     $  (94,835)      (21.1) %
                                     ==============    ========    =============    ========    =============     =======
Earnings per share                       $   (0.05)                   $   (1.52)                  $    (1.42)
                                     ==============                =============                =============
Adjusted EBITDA/(1)/                     $  58,267                    $  53,182                   $   74,952
                                     ==============                =============                =============
Adjusted EPS/(2)/                        $    0.03                    $    0.02                   $     0.20
                                     ==============                =============                =============

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expense, depreciation and amortization of goodwill and other intangibles.
(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan expense, transition expense and extraordinary item.

                              RESULTS OF OPERATIONS

            Six Months Ended June 30, 1999 (As Restated) Compared to
                         Six Months Ended June 30, 1998

Net Sales. Net sales for the six months ended June 30, 1999 of $468.3 million were $179.1 million greater than the prior year period of $289.2 million. The prior year period included the results of the Mrs. Butterworth's(R) and Log Cabin(R) brands, the Duncan Hines(R) brand from January 16, 1998, and the Van de Kamp's, Inc. business from April 9, 1998. The Van de Kamp's, Inc. business was purchased on April 8, 1998 and is included in the pro forma results.

         Pro Forma Net Sales. Net sales for the six-month period increased 4.8% compared to pro forma net sales of $447.0 million for the prior year period (which reflect the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. business as if they had occurred on January 1,
         1998). Sales growth in the six month period was led by the addition of $19.0 million of sales from Chef's Choice(R), which was acquired in April 1999, and the sales growth of frozen food products.

         Frozen food sales, excluding Chef's Choice(R), increased 5.7% to $248.3 million versus $235.0 million in the prior year period due to increased sales of 6.7% in frozen seafood, 6.8% in Celeste(R) frozen pizza, and 2.1% in frozen breakfast products. Sales for the dry grocery division declined 5.2% to $201.0 million in the current year period compared to $212.0 million in the prior year period. The new product introductions of Van de Kamp's(R) and Mrs. Paul's(R) Crisp & Healthy and Tenders frozen seafood products, and Aunt Jemima(R) french toast sticks and mini-pancakes contributed to the increases in the frozen seafood and breakfast sales. Frozen pizza sales rose due to an increase of approximately 10% in consumption of the Celeste(R) brand pizza from the prior year period.

Gross Profit. Gross profit was 58.2% of net sales in 1999, or 0.5 percentage points less than in the 1998 period. The decrease was primarily attributable to the inclusion of the Chef's Choice(R) business in 1999, as the Chef's Choice(R) business generates a lower gross profit percentage than the other retail brands.

         Pro Forma Gross Profit. Gross profit of 58.2% for the six month period was 1.6 percentage points lower than the pro forma gross profit of 59.8% for the prior year period. The decrease was primarily attributable to the inclusion of the Chef's Choice(R) business in 1999, as the Chef's Choice(R) business generates a lower gross profit percentage than the other retail brands.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the six-month period increased $93.8 million compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 43.6%, which was 5.4 percentage points higher than the prior year of 38.2%.

         Pro Forma Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the period were $21.0 million higher than the pro forma prior year period, and increased as a percentage of net sales to 43.6% versus 40.9% in the prior year. Brokerage and distribution expenses increased $2.4 million over last year and increased as a percentage of net sales to 9.7% from 9.6% in the prior year. Marketing expenses were 33.9% of net sales, which was 2.6 percentage points higher than the prior year of 31.3%. The level of promotional activity in the current period was higher than the prior year primarily due to increased trade promotion activity by the dry grocery division.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $18.2 million from $12.8 million in the 1998 period. The increase of $5.4 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisitions of Van de Kamp's, Inc. in 1998 and the Chef's Choice(R) brand in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $15.8 million were $5.9 million higher than the prior year period expense of $9.9 million. The increase was due to the inclusion of Van de Kamp's, Inc. and the additional infrastructure and staffing required by the dry grocery division to operate the Duncan Hines(R) business, which was being integrated during 1998. Selling, general and administrative expenses were 3.4% of net sales, consistent with the prior year.

Incentive Plan Expense. In the prior year period, the Company recorded a non-cash incentive plan expense of $56.6 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements
Note 4 -- Incentive Plan Expense).

Transition Expenses. Transition expenses were $7.4 million compared to $4.4 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The increase was due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income (Loss). Operating income was $26.6 million compared to an operating loss in the prior year period of $24.6 million. Excluding the effects of the incentive plan expense and transition expenses, operating income decreased to $34.0 million for the six-month period compared to $36.5 million in the prior year period.

         Pro Forma Operating Income (Loss). On a pro forma basis, operating loss for the prior year period was $73.9 million. Excluding the effects of the incentive plan expense and transition expenses, the Company's operating income in the 1998 period would have been $51.9 million. Excluding the incentive plan expense and transition expenses, operating income of $34.0 million for the current period represented a decrease of 34.5% over the prior year period and was primarily the result of higher brokerage, distribution and marketing expenses.

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

Income Tax Expense (Benefit). The income tax benefit recorded for the period was $1.5 million, which represents an effective tax rate of 31.0%. An income tax benefit of $0.1 million was recorded in the prior year period. The effective tax rate for the prior year was less than the anticipated rate due primarily to the effect of the non-deductible incentive plan expense.

Net Income (Loss). The Company recorded a net loss of $3.2 million compared to a net loss for the prior year of $61.6 million. Excluding the effects of transition expenses in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan expense in 1998, net income would have been $1.8 million in the current period versus the prior year period net loss of $22.3 million.


                         LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, net income plus non-cash charges provided $20.9 million of operating cash flow. Net working capital items, excluding cash, current deferred tax assets, and current maturities of senior secured debt, used $21.5 million of cash. The increase in net working capital was primarily due to reductions in the accounts payable and accrued liabilities balance from December 31, 1998, caused by the seasonality of both divisions' businesses.

Net cash used in investing activities was $91.6 million for the six month period. Cash used during the period included $51.2 million for the acquisition of the Chef's Choice(R) and $13.0 million on capital expenditures. In addition, the Company invested in additional manufacturing capacity of frozen seafood products with the purchase of a production facility and the associated working capital. The Company expects to spend approximately $26.0 million on capital expenditures for the year ended December 31, 1999. Capital expenditures were funded from internal cash flow and borrowings on the senior secured revolving debt facility under the Amended New Senior Bank Facilities (defined below).

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

At June 30, 1999, the Company had $1.2 million of cash and cash equivalents and an unused commitment of $79.5 million on senior secured revolving debt facility under the Amended New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

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

In connection with the successful completion of the Consent Solicitation, certain investors, including funds affiliated with existing stockholder, purchased 3,750,000 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $15 million, that further enhances the Company's liquidity.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits

Exhibit
Number   Exhibit
-------  -------

  2.1 Amendment No. 1 to Stock Purchase Agreement, dated as of April 1, 1999, to Stock Purchase Agreement dated March 10, 1999, by and among Aurora Foods Inc., Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph A. Galando, Barbara
         J. Galando, Stanley J. Carey and Mary K. Carey.

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

(b)  Reports on Form 8-K.

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

                                     AURORA FOODS INC.


Dated:  January 17, 2001             By: /s/  Christopher T. Sortwell
                                         ----------------------------


                                     Christopher T. Sortwell
                                     Chief Financial Officer
                                     (Duly Authorized Officer,
                                     Principal Financial Officer and
                                     Principal Accounting Officer)

Exhibit
Number   Exhibit
-------  -------

  2.1 Amendment No. 1 to Stock Purchase Agreement, dated as of April 1, 1999, to Stock Purchase Agreement dated March 10, 1999, by and among Aurora Foods Inc., Sea Coast Foods, Inc., Galando Investments Limited Partnership, Carry-on Limited Partnership, Joseph A. Galando, Barbara
         J. Galando, Stanley J. Carey and Mary K. Carey.

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

  27.2 Financial Data Schedule for the period ended March 31, 1999 submitted to the Securities and Exchange Commission in electronic format.