Form 10-Q/A
period 1999-09-30
AURORA FOODS INC /DE/
filed 2001-01-17
CIK 1060024

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

This amendment on Form 10-Q/A amends Items 1 and 2 of Part I and Items 1 and 6 of Part II of the Quarterly Report of Aurora Foods Inc. (the "Company") on Form 10-Q previously filed for the quarter ended September 30, 1999. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 as well as for the year ended December 31, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. The financial information in this Form 10-Q/A is consistent with such information as it was presented on a restated basis in the Company's Form 10-K for the year ended December 31, 1999. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.

                               TABLE OF CONTENTS

                                               PART I

Item                                                                                                   Page
----                                                                                                   ----
1.       Financial Statements.......................................................................      2

2.       Management's Discussion and Analysis of Financial Condition and Results of Operations......     22

                                               PART II

1.       Legal Proceedings..........................................................................     33

6.       Exhibits and Reports on Form 8-K...........................................................     33
         (Only those exhibits which have been revised have been included herein.)

                                    PART I
                                    ------

                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

See pages 3 through 21.

                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                  September 30,         December 31,
                                                                                      1999                  1998
                                                                                  -------------         -------------
                                                                                  (as restated)         (as restated)
 ASSETS                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                                      $       446          $       354
     Accounts receivable (net of $603 and $670 allowance, respectively)                 115,149               82,093
     Inventories                                                                         95,465               77,331
     Prepaid expenses and other assets                                                   15,326                6,850
     Current deferred tax assets                                                         15,090               27,170
                                                                                    -----------          -----------
          Total current assets                                                          241,476              193,798

Property, plant and equipment, net                                                      161,343              152,085
Deferred tax asset                                                                        2,051                    -
Goodwill and other intangible assets, net                                             1,117,902            1,072,759
Asset held for sale                                                                         800                3,000
Other assets                                                                             29,747               26,800
                                                                                    -----------          -----------
          Total assets                                                              $ 1,553,319          $ 1,448,442
                                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt                                    $    22,756          $    20,000
     Senior secured revolving debt facility                                             132,350               85,850
     Accounts payable                                                                    72,640               59,395
     Accrued liabilities                                                                 62,768               83,433
                                                                                    -----------          -----------
          Total current liabilities                                                     290,514              248,678

Non-current deferred tax liabilities                                                          -                5,047
Other liabilities                                                                             -               12,372
Senior secured term debt                                                                279,573              200,000
Senior subordinated notes                                                               402,099              402,242
                                                                                    -----------          -----------
          Total liabilities                                                             972,186              868,339
                                                                                    -----------          -----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                                           -                    -
     Common stock, $0.01 par value; 250,000,000
        shares authorized; respectively; 67,030,440 and 67,016,173,
        respectively, shares issued and outstanding                                         670                  670
     Paid in capital                                                                    648,100              647,889
     Promissory notes                                                                      (322)                (562)
     Accumulated deficit                                                                (67,315)             (67,894)
                                                                                    -----------          -----------
        Total stockholders' equity                                                      581,133              580,103
                                                                                    -----------          -----------
        Total liabilities and stockholders' equity                                  $ 1,553,319          $ 1,448,442
                                                                                    ===========          ===========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                    Three Months Ended September 30,
                                                                    -------------------------------
                                                                        1999               1998
                                                                    -------------     -------------
                                                                    (as restated)     (as restated)
Net sales                                                               $ 231,896         $ 218,768
Cost of goods sold                                                        101,536            89,794
                                                                        ---------         ---------

     Gross profit                                                         130,360           128,794
                                                                        ---------         ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                            23,535            22,677
     Trade promotions                                                      47,816            61,638
     Consumer marketing                                                    16,369            15,928
                                                                        ---------         ---------
Total brokerage, distribution and marketing expenses                       87,720           100,243

Amortization of goodwill and other intangibles                              9,600             8,623
Selling, general and administrative expenses                                8,377             7,510
Transition expenses (Note 4)                                                1,697             1,269
                                                                        ---------         ---------
Total operating expenses                                                  107,394           117,645
                                                                        ---------         ---------

     Operating income                                                      22,966            11,149

Interest income                                                               (36)             (123)
Interest expense                                                           16,910            15,682
Amortization of deferred financing expense                                    498               372
Other bank and financing expenses                                              48                49
                                                                        ---------         ---------

     Income (loss) before income taxes and extraordinary item               5,546            (4,831)

Income tax expense (benefit)                                                1,719              (163)
                                                                        ---------         ---------

     Net income (loss) before extraordinary item                            3,827            (4,668)

Extraordinary loss on early extinguishment of debt,
   net of tax of $4,520                                                         -             7,449
                                                                        ---------         ---------

       Net income (loss)                                                $   3,827         $ (12,117)
                                                                        =========         =========

Basic and diluted earnings (loss) per share before
   extraordinary item                                                   $    0.06         $   (0.07)
Extraordinary loss per share                                                    -              0.11
                                                                        ---------         ---------
Basic and diluted earnings (loss) per share                             $    0.06         $   (0.18)
                                                                        =========         =========

Weighted average number of shares outstanding                              67,030            67,000
                                                                        =========         =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                            Nine Months Ended September 30,
                                                                      -------------------------------------------
                                                                              1999                   1998
                                                                      -------------------     -------------------
                                                                         (as restated)            (as restated)
Net sales                                                                $       700,194         $       507,966
Cost of goods sold                                                               297,469                 209,451
                                                                      -------------------     -------------------

     Gross profit                                                                402,725                 298,515
                                                                      -------------------     -------------------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                   69,099                  50,890
     Trade promotions                                                            167,930                 122,508
     Consumer marketing                                                           55,094                  37,423
                                                                      -------------------     -------------------
Total brokerage, distribution and marketing expenses                             292,123                 210,821

Amortization of goodwill and other intangibles                                    27,764                  21,409
Selling, general and administrative expenses                                      24,171                  17,414
Incentive plan expense (Note 3)                                                        -                  56,583
Transition expenses (Note 4)                                                       9,094                   5,716
                                                                      -------------------     -------------------
Total operating expenses                                                         353,152                 311,943
                                                                      -------------------     -------------------

     Operating income (loss)                                                      49,573                 (13,428)

Interest income                                                                      (86)                   (544)
Interest expense                                                                  47,290                  50,080
Amortization of deferred financing expense                                         1,379                   1,472
Other bank and financing expenses                                                    150                     189
                                                                      -------------------     -------------------

     Income (loss) before income taxes  and extraordinary loss                       840                 (64,625)

Income tax expense (benefit)                                                         261                    (230)
                                                                      -------------------     -------------------

     Net income (loss) before extraordinary loss                                     579                 (64,395)

Extraordinary loss on early extinguishment of debt,
   net of tax of $5,704                                                                -                   9,325
                                                                      -------------------     -------------------

    Net income (loss)                                                    $           579         $       (73,720)
                                                                      ===================     ===================

Basic and diluted earnings (loss) per share before
     extraordinary loss                                                  $          0.01         $         (1.31)
Extraordinary loss per share                                                           -                    0.19
                                                                      -------------------     -------------------
Basic and diluted earnings (loss) per share                              $          0.01         $         (1.50)

                                                                      ===================     ===================
Weighted average number of shares outstanding                                     67,021                  49,159
                                                                      ===================     ===================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                           Additional
                                   Common Stock              Paid-In        Promissory       (Accumulated
                              -----------------------
                                Shares       Amount          Capital          Notes             Deficit)          Total
                              ---------    ----------     ------------    -------------     ---------------    -----------
Balance at December 31,
   1998 (as restated)           67,016       $   670        $ 647,889        $   (562)         $  (67,894)      $ 580,103
Payments on officer
   promissory notes                  -             -                -              240                   -            240
Employee stock purchases            14             -              211                -                   -            211
Net income (as restated)             -             -                -                -                 579            579
                              ---------    ----------     ------------    -------------     ---------------    -----------
Balance at September 30,
   1999 (as restated)           67,030       $   670        $ 648,100        $   (322)         $  (67,315)      $ 581,133
                              =========    ==========     ============    =============     ===============    ===========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                --------------------------------------
                                                                                    Nine Months Ended September 30,
                                                                                -----------------    -----------------
                                                                                       1999                 1998
                                                                                -----------------    -----------------
                                                                                   (as restated)        (as restated)
Cash flows from operating activities:
     Net income (loss)                                                             $        579         $    (73,720)
     Early extinguishment of debt, net of tax of $5,704                                       -                9,325
     Adjustments to reconcile net (loss) income to cash provided by operating activities:
         Depreciation and amortization                                                   39,448               29,587
         Deferred income taxes                                                              261                 (229)
         Loss on disposition of fixed asset                                                  14                    -
         Incentive plan expense                                                               -               56,583
         Change in assets and liabilities, net of effects of businesses acquired:
              Increase in accounts receivable                                           (25,443)             (39,883)
              Increase in inventories                                                    (5,306)             (43,291)
              Increase in prepaid expenses and other assets                              (8,361)              (4,321)
              Increase in accounts payable                                                4,026               35,016
              (Decrease) increase in accrued liabilities                                (22,501)              24,107
                                                                                -----------------    -----------------
Net cash used in operating activities                                                   (17,283)              (6,826)
                                                                                -----------------    -----------------

Cash flows from investing activities:
     Additions to property, plant and equipment                                         (15,805)             (21,652)
     Changes to other non-current assets and liabilities                                (17,022)              (2,653)
     Proceeds from sale of assets                                                             -               28,035
     Payment for acquisition of businesses                                              (76,756)            (458,748)
                                                                                -----------------    -----------------
Net cash used in investing activities                                                  (109,583)            (455,018)
                                                                                -----------------    -----------------

Cash flows from financing activities:
     Proceeds from senior secured revolving and term debt                               308,150              844,750
     Proceeds from senior subordinated notes                                                  -              200,000
     Repayment of borrowings                                                           (179,321)            (892,759)
     Payment of redemption premium                                                            -              (14,500)
     Proceeds from initial public offering                                                    -              254,831
     Capital contributions, net of officer promissory notes                                 452               93,848
     Debt issuance and equity raising costs                                              (2,323)             (27,130)
                                                                                -----------------    -----------------
Net cash provided by financing activities                                               126,958              459,040
                                                                                -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                             92               (2,804)
Cash and cash equivalents, beginning of period                                              354                4,717
                                                                                -----------------    -----------------

Cash and cash equivalents, end of period                                           $        446         $      1,913
                                                                                =================    =================

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

RESTATEMENTS

Prior to the issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements and related footnotes as of and for the three and nine months ended September 30, 1998 and 1999, have been included in the condensed consolidated financial statements included herein.

For the three and nine months ended September 30, 1998, these misstatements primarily understated trade promotions expense by $12.5 million, overstated net sales by $1.6 million, overstated brokerage and distribution expense by $1.9 million, understated cost of goods sold by $0.7 million and understated selling, general and administrative expenses by $0.3 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.3 million.

For the three months ended September 30, 1999, these misstatements primarily overstated net sales by $6.4 million, understated trade promotions expense by $3.5 million, understated brokerage and distribution expense by $0.9 million, understated consumer marketing expense by $0.8 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $5.2 million.

For the nine months ended September 30, 1999, these misstatements primarily overstated net sales by $20.8 million, understated trade promotions expense by $15.2 million, understated cost of goods sold by $5.0 million, understated consumer marketing expense by $1.1 million and understated other operating expenses by $1.3 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $16.9 million.

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

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands):

                                            September 30,  December 31,
                                                1999           1998
                                            -------------  ------------

          Raw materials                       $   29,107    $   17,999
          Work in process                            843           271
          Finished goods                          59,409        55,280
          Packaging and other supplies             6,106         3,781
                                            -------------  ------------
                                              $   95,465    $   77,331
                                            =============  ============

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

The table below summarizes the numerator and denominator for the basic and diluted earnings (loss) per share calculations (in thousands except per share amounts):

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                -------------------    -------------------
                                                  1999       1998        1999       1998
                                                --------   --------    --------   --------
Numerator:
    Income (loss) before extraordinary loss     $  3,827   $ (4,668)   $    579   $(64,395)
    Extraordinary loss, net of tax                    --     (7,449)         --     (9,325)
                                                --------   --------    --------   --------

    Net income (loss)                           $  3,827   $(12,117)   $    579   $(73,720)
                                                ========   ========    ========   ========

Denominator:
    Weighted average number of basic shares       67,030     67,000      67,021     49,159
    Effect of dilutive securities                     --         --          --         --
                                                --------   --------    --------   --------
    Weighted average number of diluted shares     67,030     67,000      67,021     49,159
                                                ========   ========    ========   ========

Basic and diluted earnings (loss) per share
    Before extraordinary loss                   $   0.06   $  (0.07)   $   0.01   $  (1.31)
Extraordinary loss per share                        0.00      (0.11)       0.00      (0.19)
                                                --------   --------    --------   --------
Basic and diluted earnings (loss) per share     $   0.06   $  (0.18)   $   0.01   $  (1.50)
                                                ========   ========    ========   ========

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

The following table presents a summary of operations by segment (in thousands):

                                        Three Months Ended              Nine Months Ended
                                            September 30,                 September 30,
                                     --------------------------    --------------------------
                                        1999            1998          1999           1998
                                     -----------    -----------    -----------    -----------
Net sales
     Dry grocery                     $   131,937    $   133,571    $   332,943    $   339,854
     Frozen food                          99,959         85,197        367,251        168,112
                                     -----------    -----------    -----------    -----------
     Total                           $   231,896    $   218,768    $   700,194    $   507,966
                                     ===========    ===========    ===========    ===========

Operating income (loss)
     Dry grocery                     $    21,274    $    14,651    $    46,368    $    48,858
     Frozen food                           3,389         (2,233)        12,299             13
     Other                                (1,697)        (1,269)        (9,094)       (62,299)
                                     -----------    -----------    -----------    -----------
     Total                           $    22,966    $    11,149    $    49,573    $   (13,428)
                                     ===========    ===========    ===========    ===========

Total assets
     Dry grocery                     $   886,017    $   880,617    $   886,017    $   880,617
     Frozen food                         667,302        574,356        667,302        574,356
                                     -----------    -----------    -----------    -----------
     Total                           $ 1,553,319    $ 1,454,973    $ 1,553,319    $ 1,454,973
                                     ===========    ===========    ===========    ===========

Depreciation and amortization
     Dry grocery                     $     6,908    $     6,982    $    19,688    $    19,929
     Frozen food                           6,934          4,863         19,760          9,658
                                     -----------    -----------    -----------    -----------
     Total                           $    13,842    $    11,845    $    39,448    $    29,587
                                     ===========    ===========    ===========    ===========

Capital expenditures
     Dry grocery                     $        46    $     8,182    $     7,742    $    10,735
     Frozen food                           2,787          6,079          8,063         10,917
                                     -----------    -----------    -----------    -----------
     Total                           $     2,833    $    14,261    $    15,805    $    21,652
                                     ===========    ===========    ===========    ===========

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

The cost to acquire the Lender's business has been preliminarily allocated to tangible and intangible assets acquired as follows (in thousands):

              Cash paid to acquire assets               $   273,591
              Other acquisition costs                         5,000
                                                        -----------
                                                            278,591

              Costs assigned to tangible assets             (92,817)
                                                        -----------

              Costs attributable to intangible assets   $   185,774
                                                        ===========

Had the Lender's acquisition taken place January 1, 1998 and had the Duncan Hines(R) brand and Van de Kamp's, Inc. acquisitions taken place January 1, 1998 the unaudited pro forma results of operations for the three months and nine months ended September 30, 1999 and 1998, respectively, would have been as follows (in thousands, except per share amounts):

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                  ---------------------    ----------------------
                                                     1999        1998         1999         1998
                                                  ---------   ---------    ---------    ---------
Net sales                                         $ 283,668   $ 273,008    $ 857,390    $ 823,536
                                                  =========   =========    =========    =========
Gross profit                                      $ 161,389   $ 157,776    $ 494,884    $ 485,147
                                                  =========   =========    =========    =========
Operating income (loss)                           $  29,340   $  15,956    $  62,586    $ (62,240)
                                                  =========   =========    =========    =========
Net income (loss) before extraordinary item       $   3,446   $  (8,317)   $  (2,807)   $ (93,616)
                                                  =========   =========    =========    =========
Net income (loss)                                 $   3,446   $ (15,766)   $  (2,807)   $(102,942)
                                                  =========   =========    =========    =========
Net income (loss) per share:
    Net income (loss) before extraordinary item   $    0.05   $   (0.12)   $   (0.04)   $   (1.40)
                                                  =========   =========    =========    =========
    Net income (loss)                             $    0.05   $   (0.24)   $   (0.04)   $   (1.54)
                                                  =========   =========    =========    =========

NOTE 8 RESTATEMENT
------------------

As described in Note 1, the September 30, 1999 and 1998 financial statements have been restated. A summary of the effects of the restatement follows (in thousands, except share and per share data):

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                   September 30, 1999
                                                              ----------------------------
                                                              (As previously
ASSETS                                                           reported)   (As restated)
                                                               ------------- ------------
Current assets:
     Cash and cash equivalents                                 $       376    $       446
     Accounts receivable                                           154,978        115,149
     Inventories                                                    96,862         95,465
     Prepaid expenses and other assets                              16,746         15,326
     Current deferred tax assets                                    25,755         15,090
                                                               -----------    -----------
          Total current assets                                     294,717        241,476

Property, plant and equipment, net                                 166,183        161,343
Deferred tax asset                                                      --          2,051
Goodwill and other intangible assets, net                        1,121,598      1,117,902
Asset held for sale                                                     --            800
Other assets                                                        31,299         29,747
                                                               -----------    -----------
          Total assets                                         $ 1,613,797    $ 1,553,319
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of senior secured term debt               $    22,756    $    22,756
     Senior secured revolving debt facility                        132,350        132,350
     Accounts payable                                               72,051         72,640
     Accrued liabilities                                            33,656         62,768
                                                               -----------    -----------
          Total current liabilities                                260,813        290,514

Non-current deferred tax liabilities                                40,055             --
Senior secured term debt                                           279,573        279,573
Senior subordinated notes                                          402,099        402,099
                                                               -----------    -----------
          Total liabilities                                        982,540        972,186
                                                               -----------    -----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares
        authorized; no shares issued or outstanding                     --             --
     Common stock, $0.01 par value; 250,000,000 shares
        authorized; 67,030,440 shares issued and outstanding           670            670
     Paid in capital                                               648,100        648,100
     Promissory notes                                                 (322)          (322)
     Accumulated deficit                                           (17,191)       (67,315)
                                                               -----------    -----------
          Total stockholders' equity                               631,257        581,133
                                                               -----------    -----------
          Total liabilities and stockholders' equity           $ 1,613,797    $ 1,553,319
                                                               ===========    ===========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                              Three Months Ended September 30, 1999
                                              -------------------------------------
                                                (As previously
                                                   reported)       (As restated)
                                              -----------------  ------------------
Net sales                                             $ 238,275           $ 231,896
Cost of goods sold                                      100,970             101,536
                                                      ---------           ---------

     Gross profit                                       137,305             130,360
                                                      ---------           ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                          22,625              23,535
     Trade promotions                                    44,310              47,816
     Consumer marketing                                  15,551              16,369
                                                      ---------           ---------
Total brokerage, distribution and marketing expenses     82,486              87,720

Amortization of goodwill and other intangibles            9,042               9,600
Selling, general and administrative expenses              8,176               8,377
Transition expenses                                       2,136               1,697
                                                      ---------           ---------
Total operating expenses                                101,840             107,394
                                                      ---------           ---------

     Operating income                                    35,465              22,966

Interest income                                              --                 (36)
Interest expense                                         16,802              16,910
Amortization of deferred financing expense                  498                 498
Other bank and financing expenses                           120                  48
                                                      ---------           ---------

     Income before income taxes                          18,045               5,546

Income tax expense                                        6,877               1,719
                                                      ---------           ---------

       Net income                                     $  11,168           $   3,827
                                                      =========           =========

Basic and diluted earnings per share                  $    0.17           $    0.06
                                                      =========           =========

Weighted average number of shares outstanding            67,030              67,030
                                                      =========           =========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Nine Months Ended September 30, 1999
                                                  -------------------------------------------
                                                   (As previously
                                                      reported)              (As restated)
                                                  ------------------       -------------------
Net sales                                                $ 721,036                   $ 700,194
Cost of goods sold                                         292,467                     297,469
                                                         ---------                   ---------

     Gross profit                                          428,569                     402,725
                                                         ---------                   ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                             69,289                      69,099
     Trade promotions                                      152,687                     167,930
     Consumer marketing                                     54,039                      55,094
                                                         ---------                   ---------
Total brokerage, distribution and marketing expenses       276,015                     292,123

Amortization of goodwill and other intangibles              26,896                      27,764
Selling, general and administrative expenses                23,315                      24,171
Transition expenses                                          9,478                       9,094
                                                         ---------                   ---------
Total operating expenses                                   335,704                     353,152
                                                         ---------                   ---------

     Operating income                                       92,865                      49,573

Interest income                                                 --                         (86)
Interest expense                                            47,130                      47,290
Amortization of deferred financing expense                   1,380                       1,379
Other bank and financing expenses                              222                         150
                                                         ---------                   ---------

     Income before income taxes                             44,133                         840

Income tax expense                                          17,182                         261
                                                         ---------                   ---------

    Net income                                           $  26,951                   $     579
                                                         =========                   =========

Basic and diluted earnings per share                     $    0.40                   $    0.01
                                                         =========                   =========

Weighted average number of shares outstanding               67,021                      67,021
                                                         =========                   =========

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
                                                                              =========              =========

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                  Nine months Ended
                                                                                  September 30, 1998
                                                                       ----------------------------------------
                                                                        (As Previously
                                                                           Reported)            (As Restated)
                                                                       -----------------       ----------------
Net sales                                                                    $ 509,566               $ 507,966
Cost of goods sold                                                             208,741                 209,451
                                                                             ---------               ---------

     Gross profit                                                              300,825                 298,515
                                                                             ---------               ---------

Brokerage, distribution and marketing expenses:
     Brokerage and distribution                                                 48,980                  50,890
     Trade promotions                                                          109,972                 122,508
     Consumer marketing                                                         37,423                  37,423
                                                                             ---------               ---------
Total brokerage, distribution and marketing expenses                           196,375                 210,821

Amortization of goodwill and other intangibles                                  21,409                  21,409
Selling, general and administrative expenses                                    17,104                  17,414
Incentive plan expense                                                          56,583                  56,583
Transition expenses                                                              5,716                   5,716
                                                                             ---------               ---------
Total operating expenses                                                       297,187                 311,943
                                                                             ---------               ---------

     Operating income (loss)                                                     3,638                 (13,428)

Interest income                                                                   (544)                   (544)
Interest expense                                                                50,075                  50,080
Amortization of deferred financing expense                                       1,472                   1,472
Other bank and financing expenses                                                  194                     189
                                                                             ---------               ---------

    Loss before income taxes and extraordinary item                            (47,559)                (64,625)

Income tax expense (benefit)                                                     4,065                    (230)
                                                                             ---------               ---------

     Net loss before extraordinary item                                        (51,624)                (64,395)

Extraordinary loss on early extinguishment of debt,
   net of tax of $5,704                                                          9,325                   9,325
                                                                             ---------               ---------

     Net loss                                                                $ (60,949)              $ (73,720)
                                                                             =========               =========

Basic and diluted loss per share before
   extraordinary item                                                        $   (1.05)              $   (1.31)
Extraordinary item per share                                                      0.19                    0.19
                                                                             ---------               ---------

Basic and diluted loss per share                                             $   (1.24)              $   (1.50)
                                                                             =========               =========

Weighted average number of shares outstanding                                   49,159                  49,159
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

RESTATEMENTS

Prior to the issuance of the Aurora Foods Inc. (the "Company") financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements and related footnotes as of and for the three and nine months ended September 30, 1998 and 1999, have been included in the condensed consolidated financial statements included herein.

For the three and nine months ended September 30, 1998, these misstatements primarily understated trade promotions expense by $12.5 million, overstated net sales by $1.6 million, overstated brokerage and distribution expense by $1.9 million, understated cost of goods sold by $0.7 million and understated selling, general and administrative expenses by $0.3 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $4.3 million.

For the three months ended September 30, 1999, these misstatements primarily overstated net sales by $6.4 million, understated trade promotions expense by $3.5 million, understated brokerage and distribution expense by $0.9 million, understated consumer marketing expense by $0.8 million and understated cost of goods sold by $0.6 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $5.2 million.

For the nine months ended September 30, 1999, these misstatements primarily overstated net sales by $20.8 million, understated trade promotions expense by $15.2 million, understated cost of goods sold by $5.0 million, understated consumer marketing expense by $1.1 million and understated other operating expenses by $1.3 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $16.9 million.

A summary of the effects of the restatement is set forth in Note 8 to the Condensed Consolidated Financial Statements.

Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, and amounts paid to obtain favorable display positions in the retailers' stores. These promotions are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees when incurred or, when under a contract, over a period not to exceed 12 months and expenses other trade promotions in the period during which the deals occur. Customers collect payment from the Company for trade promotion expenses utilizing one of two primary methods. In some cases, the Company includes a separate line on the face of the invoice that reduces the net amount invoiced. This is typically referred to as on "off-invoice" amount. The Company records the sale to the customer at the list price of its product when the product is shipped and records the cost of the off-invoice amount as an expense in the appropriate period in accordance with the Company's policy. In order to collect money from the Company for trade promotion deals that are not provided in an "off-invoice" form, customers deduct specified deal costs from their payments on other invoices. The Company records the sale to the customer at the list price of its product when the product is shipped. In this case, however, the Company estimates the amount of trade promotion expense and accrues it at the time of shipment. As customers take deductions from their invoices upon payment, the Company charges these deductions against the accrual.

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

Results of Operations

The following tables have been restated as discussed above and set forth, for the periods indicated, the percentage, which the items in the Statement of Operations bear to net sales. The statements for the nine-month periods include a presentation of the pro forma results of the Company for the nine months ended September 30, 1998, which include the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. business as if they had occurred on January 1, 1998.

                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                           Actual Three Months Ended
                                             --------------------------------------------------------
                                                September 30, 1999             September 30, 1998
                                             -------------------------     --------------------------
Net sales                                    $    231,896       100.0%      $   218,768         100.0%
Cost of goods sold                                101,536        43.8            89,974          41.1
                                             ------------     -------       -----------     ---------
     Gross profit                                 130,360        56.2           128,794          58.9
                                             ------------     -------       -----------     ---------
Brokerage, distribution and
 marketing expenses:
     Brokerage and distribution                    23,535        10.1            22,677          10.4
     Trade promotions                              47,816        20.6            61,638          28.2
     Consumer marketing                            16,369         7.1            15,928           7.3
                                             ------------     -------       -----------     ---------
Total brokerage, distribution
   and marketing expenses                          87,720        37.8           100,243          45.8

Amortization of goodwill
   and other intangibles                            9,600         4.1             8,623           3.9
Selling, general and
   administrative expenses                          8,377         3.6             7,510           3.4
Transition expenses                                 1,697         0.7             1,269           0.6
                                             ------------     -------       -----------     ---------
       Total operating expenses                   107,394        46.3           117,645          53.8
                                             ------------     -------       -----------     ---------
     Operating income                              22,966         9.9            11,149           5.1
Interest income                                       (36)       (0.0)             (123)         (0.1)
Interest expense                                   16,910         7.3            15,682           7.2
Amortization of deferred
  financing expense                                   498         0.2               372           0.2
Other bank and financing
  expenses                                             48         0.0                49           0.0
                                             ------------     -------       -----------     ---------

     Net income (loss) before taxes and
         and extraordinary loss                     5,546         2.4            (4,831)         (2.2)
Income tax expense (benefit)                        1,719         0.7              (163)         (0.1)
                                             ------------     -------       -----------     ---------
    Net income (loss) before
         extraordinary loss                         3,827         1.7            (4,668)         (2.1)

Extraordinary loss on early
    extinguishment of debt
    net of tax $4,520                        $          -         0.0             7,449           3.4
                                             ------------     -------       -----------
     Net income (loss)                       $      3,827         1.7%      $   (12,117)         (5.5)%
                                             ============     =======       ===========     =========
Earnings (loss) per share                    $       0.06                   $     (0.18)
                                             ============                   ===========
Adjusted EBITDA/(1)/                         $     37,868                   $    24,286
                                             ============                   ===========
Adjusted EPS/(2)/                            $       0.07                   $     (0.06)
                                             ============                   ===========

(1) Adjusted EBITDA is defined as operating income before incentive plan expense, transition expense, depreciation and amortization of goodwill and other intangibles.
(2) Adjusted EPS is defined as earnings per share plus the per share after tax effect of incentive plan expense, transition expense and extraordinary loss.

                             RESULTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO

                     THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales for the quarter ended September 30, 1999 were $231.9 million, which was a 6.0% increase compared to net sales in the prior year quarter of $218.8 million. Sales growth was driven by Chef's Choice(R) skillet meals, which contributed $18.1 million in sales, partially offset by other sales declines in both the frozen foods division and the dry grocery division.

Frozen food sales, excluding Chef's Choice(R), decreased 3.9% to $81.9 million versus $85.2 million in the prior year period due to sales declines of 12.2% in frozen seafood and 6.8% in breakfast, partially offset by sales growth of 7.1% in Celeste(R) frozen pizza. Sales declines in frozen seafood occurred in both the Van de Kamp's(R) and Mrs. Paul's(R) brands. Sales of Aunt Jemima(R) frozen breakfast products declined as expected because of the conversion of the frozen waffle package count from 8 waffles per package to 10. The package size was changed in response to a similar increase by Eggo.

Sales of $131.9 million for the dry grocery division were off 1.2% from the prior year period. Syrup sales increased 5.8% over the prior year period as a result of the introduction of Mrs. Butterworth's(R) flavored syrup for children, the switch to plastic from glass bottles on Mrs. Butterworth's syrup and the launch of new premium Log Cabin(R) syrups in the Northeast markets. Baking mix sales decreased 5.7% compared to the prior year due to lower trade promotional spending. Trade promotions were higher last year in order to support the launch of the reformulated brownie product and to mitigate the price increase taken in the June quarter of 1998 on cake and frosting products.

Gross Profit. Gross profit was 56.2% of net sales, which was 2.7 percentage points lower than the gross profit in the 1998 quarter of 58.9%. The decrease was primarily due to the inclusion of Chef's Choice(R) brand products and increased frozen food sales to the club and food service channels.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the quarter decreased $12.5 million compared to the prior year. As a percentage of net sales, brokerage, distribution and marketing expenses were 37.8%, which was 8.0 percentage points lower than the prior year of 45.8%. Marketing expenses were 27.7% of net sales, which was 7.8 percentage points lower than the prior year of 35.5%. The decrease in marketing expenses was due to the prior year's higher trade support on Duncan Hines(R) products and reduced trade promotions in the seasonally slow third quarter.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $9.6 million from $8.6 million in the 1998 quarter. The increase of $1.0 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisition of the Chef's Choice(R) brand in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $8.4 million were $0.9 million higher than the prior year expense of $7.5 million. The increase was due primarily to the inclusion of the Chef's Choice(R) business. Selling, general and administrative expenses were 3.6% of net sales compared to 3.4% for the prior quarter.

Transition Expenses. Transition expenses were $1.7 million compared to $1.3 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The expenses were due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income. Operating income was $23.0 million compared to operating income in the prior year of $11.1 million. Excluding the effect of transition expenses, operating income increased 99.2% to $24.7 million in the quarter versus $12.4 million in the prior year. The increase was primarily due to lower brokerage, distribution and marketing expenses.

Interest Income, Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $17.4 million was $1.4 million greater than the prior year amount of $15.9 million. The increase in interest expense was due primarily to increased debt in 1999 due to the acquisition of Chef's Choice(R).

Income Tax Expense. The income tax expense recorded for the quarter was $1.7 million, which represents an effective tax rate of 31.0%. The effective tax rate was less than the anticipated rate due to state tax credits taken in the current quarter. An income tax benefit of $0.2 million was recorded in the prior year quarter. The prior year effective tax rate of 3.4% was low due to the nondeductibility of the incentive plan expense incurred during 1998.

Net Income. The Company recorded net income of $3.8 million compared to a loss of $12.1 million in the prior year. Excluding the effect of transition expenses in 1999 and 1998, and excluding the extraordinary loss from the early extinguishment of debt in 1998, net income would have been $5.0 million in the current quarter versus a loss of $3.9 million in the prior year quarter.

                                                     STATEMENTS OF OPERATIONS
                                              (in thousands except per share amounts)
                                                            (unaudited)

                                                    Actual Nine Months Ended                       Pro Forma Nine Months
                                     -------------------------------------------------------
                                        September 30, 1999            September 30, 1998          Ended September 30, 1998
                                     -------------------------     -------------------------    --------------------------
Net sales                                $ 700,194       100.0%    $   507,966       100.0%      $ 665,757       100.0%
Cost of goods sold                         297,469        42.5         209,451        41.2         269,673        40.5
                                     -------------     -------     -----------      ------      ----------     -------
     Gross profit                          402,725        57.5         298,515        58.8         396,084        59.5
                                     -------------     -------     -----------      ------      ----------     -------

Brokerage, distribution and
     marketing expenses:
     Brokerage and distribution             69,099         9.9          50,890        10.0          65,804         9.9
     Trade promotions                      167,930        24.0         122,508        24.1         166,901        25.1
     Consumer marketing                     55,094         7.9          37,423         7.4          50,902         7.6
                                     -------------     -------     -----------      ------      ----------     -------
Total brokerage, distribution
   and marketing expenses                  292,123        41.7         210,821        41.5         283,607        42.6
Amortization of goodwill and other
   intangibles                              27,764         4.0          21,409         4.2          25,466         3.8
Selling, general and
   administrative expenses                  24,171         3.5          17,414         3.4          22,696         3.4
Incentive plan expense                           -         0.0          56,583        11.1         121,323        18.2
Transition expenses                          9,094         1.3           5,716         1.1           5,716         0.9
                                     -------------     --------    -----------      ------      ----------     -------
       Total operating expenses            353,152        50.4         311,943        61.4         458,808        68.9
                                     -------------     -------     -----------      ------      ----------    --------

     Operating income (loss)                49,573         7.1         (13,428)       (2.6)        (62,724)       (9.4)
Interest income                                (86)       (0.0)           (544)       (0.1)           (544)       (0.1)
Interest expense                            47,290         6.8          50,080         9.9          44,328         6.7
Amortization of deferred
  financing expense                          1,379         0.2           1,472         0.3           1,117         0.2
Other bank and financing expenses              150         0.0             189         0.0             239         0.0
                                     -------------     -------     -----------      ------      ----------     -------

     Income (loss) before income
        taxes and extraordinary
        loss                                   840         0.1         (64,625)      (12.7)       (107,864)      (16.2)
Income tax expense (benefit)                   261         0.0            (230)       (0.0)         (9,926)       (1.5)
                                     -------------     -------     -----------      ------      ----------     -------

     Net income (loss) before
        extraordinary loss                     579         0.1         (64,395)      (12.7)        (97,938)      (14.7)

Extraordinary loss on early
     extinguishment of debt,
     net of tax of $5,704                        -         0.0           9,325         1.8           9,325         1.4
                                     -------------     -------     -----------      ------      ----------     -------

     Net income (loss)                $        579         0.1%        (73,720)      (14.5)%     $(107,263)      (16.1)%
                                     =============     =======     ===========      ======      ==========     =======
 Earnings (loss) per share            $       0.01                 $     (1.50)                  $   (1.60)
                                     =============                 ===========                  ==========
Adjusted EBITDA/(1)/                  $     96,135                 $    77,470                   $  99,592
                                     =============                 ===========                  ==========
Adjusted EPS/(2)/                     $       0.10                 $     (0.09)                  $    0.06
                                     =============                 ===========                  ==========

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

                             RESULTS OF OPERATIONS

               NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. Net sales for the nine months ended September 30, 1999 of $700.2 million were $192.2 million greater than the prior year period of $508.0 million. The prior year period included the results of the Mrs. Butterworth's(R) and Log Cabin(R) brands, the Duncan Hines(R) brand from January 16, 1998, and the Van de Kamp's, Inc. business from April 9, 1998. The Van de Kamp's, Inc. business was purchased on April 8, 1998 and is included in the pro forma results.

         Pro Forma Net Sales. Net sales for the nine month period increased 5.2% as compared to pro forma net sales of $665.8 million for the prior year period (which reflect the acquisitions of the Duncan Hines(R) brand and Van de Kamp's, Inc. as if they had occurred on January 1, 1998). Sales growth in the nine-month period was led by sales growth of frozen food products and the addition of $37.1 million of sales from Chef's Choice(R), which was acquired in April 1999.

         Frozen food sales, excluding Chef's Choice(R), increased 3.1% to $330.2 million versus $320.2 million in the prior year period due to sales growth of 2.7% in frozen seafood, 6.8% in Celeste(R) frozen pizza, partially offset by a sales decline of 0.5% in frozen breakfast products. Sales for the dry grocery division were $332.9 million compared to $345.5 million in the prior pro forma year period. Syrup sales were down 2.2% and sales of Duncan Hines(R) products were down 4.7%.

Gross Profit. Gross profit was 57.5% of net sales, which was 1.3 percentage points lower than gross profit in the 1998 period of 58.8%. The decrease was primarily due to the inclusion of the lower margin Chef's Choice(R) brand products in 1999.

         Pro Forma Gross Profit. Gross profit of 57.5% for the nine-month period was 2.0 percentage points lower than the pro forma gross profit of 59.5% for the prior year period primarily due to the inclusion of Chef's Choice(R) brand products in 1999.

Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses for the nine-month period increased $81.3 million compared to the prior year period due to the inclusion of the acquired businesses. As a percentage of net sales, brokerage, distribution and marketing expenses were 41.7% as compared to the prior year of 41.5%.

         Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses for the period were $8.5 million higher than the prior year period, but declined as a percentage of net sales to 41.7% versus 42.6% in the prior year. Brokerage and distribution expenses increased $3.3 million over last year and were flat as a percentage of net sales to the prior year. Marketing expenses were 31.9% of net sales, which was 0.8 percentage points lower than the prior year of 32.7%. Trade promotions were higher last year in order to support the launch of the reformulated brownie product and the price increase on cake and frosting products.

Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased to $27.8 million from $21.4 million in the 1998 period. The increase of $6.4 million was due to the additional amortization expense generated by the goodwill recorded in connection with the acquisitions of Van de Kamp's, Inc. in 1998 and Chef's Choice(R) in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $24.2 million were $6.8 million higher than the prior year period of $17.4 million. The increase was due to the inclusion of Van de Kamp's, Inc. Selling, general and administrative expenses were 3.5% of net sales, which was 0.1 percentage points higher than the 3.4% experienced in the prior year.

Incentive Plan Expense. In the prior year period, the Company recorded a non-cash incentive plan expense of $56.6 million in accordance with the Aurora Plan contained in the MBW LLC Agreement (See Notes to the Financial Statements
Note 3 - Incentive Plan Expense).

Transition Expenses. Transition expenses were $9.1 million compared to $5.7 million recorded in the prior year and represent one-time costs incurred to integrate the acquired businesses. The expenses were due to the acquisitions of the Duncan Hines(R) and Chef's Choice(R) brands.

Operating Income. Operating income was $49.6 million compared to a loss of $13.4 million in the prior year period. Excluding the effects of the incentive plan expense and transition expenses, operating income increased 20.0% to $58.7 million for the nine month period compared to $48.9 million in the prior year period. The increase was due to the inclusion of operating income generated by the acquired businesses.

         Pro Forma Operating Income (Loss). On a pro forma basis, operating loss for the prior year period was $62.7 million. Excluding the effects of the incentive plan expense and transition expenses, the Company's operating income in the 1998 period would have been $64.3 million compared to $58.7 million for the current period, an 8.7% decrease from the prior year period primarily due to an increase in brokerage, distribution and marketing expenses, partially offset by an increase in gross profit.

Interest Income, Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest expense and amortization of deferred financing expense of $48.6 million in the nine month period was lower than the prior year amount of $51.0 million. The decrease in interest expense was due to a lower debt balance following the reduction in debt from the net proceeds of the initial public offering in July 1998.

Income Tax Expense (Benefit). The income tax expense recorded for the period was $0.3 million, which represents an effective tax rate of 31.1%, while an income tax benefit of $0.2 million was recorded in the prior year period an effective tax rate of 0.4%. The effective tax rate was less than anticipated in the current year period primarily due to state tax credits taken in the current period. The effective tax rate in the prior year was lower than expected due to the effect of the non-deductible incentive plan expense in the prior year.

Net Income (Loss). The Company recorded net income of $0.6 million compared to a net loss for the prior year of $73.7 million. Excluding the effect of transition expenses in 1999 and 1998, and excluding the extraordinary loss from early extinguishment of debt and incentive plan expense in

1998, net income would have been $6.9 million in the current period versus a $4.2 million loss in the prior period.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net income plus non-cash charges provided $40.3 million of operating cash flow. From December 31, 1998, net working capital, excluding cash, current deferred tax assets, and current maturities of senior secured debt, increased $57.6 million. The increase in net working capital was the result of the following factors: (1) an increase in dry division receivables due to higher sales in September of 1999 in anticipation of the holiday season, (2) a decrease in accrued liabilities related to the timing of interest payments on the Company's debt, and (3) the acquisition of the Chef's Choice(R) brand and the associated working capital.

Net cash used in investing activities was $109.6 million for the nine month period. Cash used during the period included $51.2 million for the acquisition of Chef's Choice(R) and $15.8 million on capital expenditures. In addition, the Company invested in additional manufacturing capacity of frozen seafood products with the purchase of a production facility and the associated working capital. The Company expects to spend approximately $26.0 million on capital expenditures for the year ended December 31, 1999. Capital expenditures were funded from operating financing activities.

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