Form 10-K/A
period 1999-12-31
AURORA FOODS INC /DE/
filed 2001-01-17
CIK 1060024

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                  (Mark One)

                               ----------------

 [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
      Title of Each Class                        on Which Registered
      -------------------                       ---------------------
      Common Stock, par value $0.01 per share  New York Stock Exchange
                                               Pacific Exchange

  Securities registered pursuant to Section 12(g) of the Act: None  (Title of
                                    Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 17, 1999, based upon the closing price of the Common Stock as reported on the New York Stock Exchange on such date, was approximately $235,625,000.

   Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

                                                              Shares Outstanding
                                                              February 17, 1999
                                                              ------------------
      Common Stock, $0.01 par value..........................     67,016,173

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   This amendment on Form 10-K/A amends Items 3, 6, 7, 8, and 14 of the Annual Report of Aurora Foods Inc. (the "Company") on Form 10-K previously filed for the year ended December 31, 1998. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 as well as for the year ended December 31, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. The financial information for the quarterly and annual periods noted above is consistent with such information as it was presented on a restated basis in the Company's Form 10-K for the year ended December 31, 1999. All other information contained in this Annual Report on Form 10-K/A is as of the date of the original filing.

                               TABLE OF CONTENTS

                                    PART I

 Item                                                                     Page
 ----                                                                     ----
  3. Legal Proceedings..................................................    2

                                    PART II

  6. Selected Financial Data............................................    3

  7. Management's Discussion and Analysis of Financial Condition........    3

  8. Financial Statements and Supplementary Data........................   19

                                    PART IV

 14. Exhibits, Financial Statement Schedules and Reports of Form 8-K....   20
     (Only those exhibits which have been revised have been included herein.)

                                    PART I

ITEM 3: LEGAL PROCEEDINGS

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

                                    PART II

ITEM 6: SELECTED FINANCIAL DATA

   The selected financial data presented below, as of December 31, 1998 and December 27, 1997 and for the years ended December 31, 1998 and December 27, 1997, is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the years ended December 31, 1996, 1995, and 1994 is derived from the audited Statements of Operations of the Predecessor. The selected financial data should be read in conjunction with the Company's financial statements and the Predecessor's Statement of Operations and notes thereto, included in Item 14.

                                     Aurora Foods Inc.           Predecessor
                             --------------------------------- ---------------
                                        Years Ended              Years Ended
                             --------------------------------- ---------------
                             December 31, December 27,
                                 1998         1997      1996    1995    1994
                             ------------ ------------ ------- ------- -------
                                  As
                             Restated(1)
                                   (in thousands, except per share data)
Net sales...................  $  784,557    $143,020   $89,541 $91,302 $96,729
Gross profit................     465,622      97,291    60,586  63,559  66,799
Operating income............       6,492      23,398    17,186  17,185  14,100
Net (loss) income...........     (69,129)      1,235    10,570  10,569   8,671
Total assets(2).............   1,448,442     372,739       N/A     N/A     N/A
Total debt(2)...............     708,092     279,919       N/A     N/A     N/A
Earnings (loss) Per
 Share(2)...................       (1.29)       0.04       N/A     N/A     N/A

--------
(1) As restated. See "Item 7. Management's Discussion and Analysis of Financial Conditions--Restatements" for a description of the adjustments..
(2) Total assets, total debt and earnings (loss) per share of the Predecessor for the years ended December 31, 1996, 1995, and 1994 are not available. The Predecessor did not operate MBW as a separate division or business entity and therefore maintained debt and certain other components of assets and liabilities on a consolidated basis. See Note 1 to the Notes to Statement of Operations of Mrs. Butterworth's Business contained in Item 14.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   For the year ended December 31, 1998, these misstatements primarily understated trade promotions expense by $28.5 million, overstated net sales by $4.6 million, understated brokerage and distribution expense by $2.8 million, understated cost of goods sold by $1.4 million and understated selling, general and administrative expenses by $0.9 million. After adjusting for the misstatements, the Company recalculated its income tax provision, reducing income tax expense by $14.5 million. The impact of the misstatements on reported operating results for the year ended December 31, 1998, was to overstate gross profit by $6.0 million, operating income by $38.3 million, and net income by $23.8 million.

   Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, and amounts paid to obtain favorable display positions in the retailers' stores. These promotions are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees when incurred or, when under a contract, over a period not to exceed 12 months and expenses other trade promotions in the period during which the deals occur. Customers collect payment from the Company for trade promotion expenses utilizing one of two primary methods. In some cases, the Company includes a separate line on the face of the invoice that reduces the net amount invoiced. This is typically referred to as an "off-invoice" amount. The Company records the sale to the customer at the list price of its product when the product is shipped and records the cost of the off-invoice amount as an expense in the appropriate period in accordance with the Company's policy. In order to collect money from the Company for trade promotion deals that are not provided in an "off-invoice" form, customers deduct specified deal costs from their payments on other invoices. The Company records the sale to the customer at the list price of its product when the product is shipped. In this case, however, the Company estimates the amount of trade promotion expense and accrues it at the time of shipment. As customers take deductions from their invoices upon payment, the Company charges these deductions against the accrual. See Notes 1, 19 and 20 to the consolidated financial statements.

   A summary of the effects of the restatement follows (in thousands, except per share data):

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           December 31, 1998
                                                          -------------------
                                                              As
                                                          Previously    As
                                                           Reported  Restated
                                                          ---------- --------
Net sales................................................  $789,193  $784,557
Cost of goods sold.......................................   317,547   318,935
                                                           --------  --------
  Gross profit...........................................   471,646   465,622
                                                           --------  --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution.............................    74,703    77,553
  Trade promotions.......................................   173,467   201,926
  Consumer marketing.....................................    56,683    56,699
                                                           --------  --------
    Total brokerage, distribution and marketing
     expenses............................................   304,853   336,178
Amortization of goodwill and other intangibles...........    30,048    30,048
Selling, general and administrative expenses.............    25,043    25,955
Incentive plan expense...................................    56,583    56,583
Transition expenses......................................    10,357    10,366
                                                           --------  --------
    Total operating expenses.............................   426,884   459,130
                                                           --------  --------
  Operating income.......................................    44,762     6,492
Interest expense, net....................................    64,487    64,493
Amortization of deferred financing expense...............     1,872     1,872
Other bank and financing expenses........................       263       259
                                                           --------  --------
  Loss before income taxes and extraordinary loss........   (21,860)  (60,132)
Income tax expense (benefit).............................    14,306      (214)
                                                           --------  --------
  Loss before extraordinary loss.........................   (36,166)  (59,918)
Extraordinary loss on early extinguishment of debt, net
 of tax..................................................     9,211     9,211
                                                           --------  --------
  Net loss...............................................  $(45,377) $(69,129)
                                                           ========  ========
Basic and diluted loss per share before extraordinary
 loss....................................................  $  (0.68) $  (1.12)
Extraordinary loss per share.............................      0.17      0.17
                                                           --------  --------
Basic and diluted loss per share.........................  $  (0.85) $  (1.29)
                                                           ========  ========
EBITDA (1)...............................................  $ 84,763  $ 46,486
                                                           ========  ========
Adjusted EBITDA (2)......................................  $151,702  $113,435
                                                           ========  ========

--------
(1) EBITDA is defined as net loss plus extraordinary item, income tax expense, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.
(2) Adjusted EBITDA is defined as EBITDA plus incentive plan expense and transition expenses.

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31, 1998
                                                       ------------------------
                                                       As previously     As
                                                         reported     restated
                                                       ------------- ----------
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $      354   $      354
  Accounts receivable, net............................      86,539       82,093
  Inventories.........................................      76,674       77,331
  Prepaid expenses and other assets...................       6,517        6,850
  Asset held for sale.................................       3,000          --
  Current deferred tax assets.........................       8,251       27,170
                                                        ----------   ----------
    Total current assets..............................     181,335      193,798
Property, plant and equipment, net....................     153,167      152,085
Goodwill and other intangible assets, net.............   1,072,760    1,072,759
Asset held for sale...................................         --         3,000
Other assets..........................................      26,620       26,800
                                                        ----------   ----------
    Total assets......................................  $1,433,882   $1,448,442
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of senior secured term debt.........  $   20,000   $   20,000
  Senior secured revolving debt facility..............      85,850       85,850
  Accounts payable....................................      59,078       59,395
  Accrued liabilities.................................      49,836       83,433
                                                        ----------   ----------
    Total current liabilities.........................     214,764      248,678
Non-current deferred tax liabilities..................         649        5,047
Other liabilities.....................................      12,372       12,372
Long-term debt........................................     602,242      602,242
                                                        ----------   ----------
    Total liabilities.................................     830,027      868,339
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock.....................................         --           --
  Common stock........................................         670          670
  Paid-in capital.....................................     647,889      647,889
  Promissory notes....................................        (562)        (562)
  Accumulated deficit.................................     (44,142)     (67,894)
                                                        ----------   ----------
    Total stockholders' equity........................     603,855      580,103
                                                        ----------   ----------
    Total liabilities and stockholders' equity........  $1,433,882   $1,448,442
                                                        ==========   ==========

   A summary of the 1998 quarterly effects of the restatement follows (in thousands, except per share data):

                                               Three months ended
                                     ----------------------------------------
                                     September 30, 1998    December 31, 1998
                                     -------------------  -------------------
                                         As                   As
                                     previously    As     previously    As
                                      reported  restated   reported  restated
                                     ---------- --------  ---------- --------
                                                   (unaudited)
Net sales...........................  $220,368  $218,768   $279,627  $276,591
Cost of goods sold..................    89,264    89,974    108,806   109,484
                                      --------  --------   --------  --------
Gross profit........................   131,104   128,794    170,821   167,107
Brokerage, distribution and
 marketing expenses.................    85,797   100,243    108,480   125,358
Other operating expenses............    17,092    17,402     21,218    21,830
                                      --------  --------   --------  --------
Operating income....................    28,215    11,149     41,123    19,919
Interest and financing expenses.....    15,980    15,980     15,425    15,426
                                      --------  --------   --------  --------
Income (loss) before taxes and
 extraordinary item.................    12,235    (4,831)    25,698     4,493
Income taxes........................     4,132      (163)    10,241        16
                                      --------  --------   --------  --------
Income (loss) before extraordinary
 item...............................     8,103    (4,668)    15,457     4,477
Extraordinary item, net of tax......     7,449     7,449       (114)     (115)
                                      --------  --------   --------  --------
Net income (loss)...................  $    654  $(12,117)  $ 15,571  $  4,592
                                      ========  ========   ========  ========
Basic and diluted earnings (loss)
 per share..........................  $   0.01  $  (0.18)  $   0.28  $   0.07
                                      ========  ========   ========  ========
EBITDA (1)..........................  $ 40,085  $ 23,019   $ 52,178  $ 31,314
                                      ========  ========   ========  ========
Adjusted EBITDA (2).................  $ 41,354  $ 24,286   $ 56,818  $ 35,965
                                      ========  ========   ========  ========

--------
(1) EBITDA is defined as net income (loss) plus extraordinary item, income tax expense, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt and should not be deemed to represent funds available to the Company. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.
(2) Adjusted EBITDA is defined as EBITDA plus incentive plan expense (credit) and transition expenses.

Results of Operations

   The following tables set forth for the periods indicated the historical and pro forma results of operations as well as the percentage, which the historical and pro forma items in the Statements of Operations bear to net sales. The pro forma results of operations are presented as if the VDK Holdings and DH acquisitions had taken place January 1, 1998 and the VDK Holdings, DH and LC acquisitions had taken place January 1, 1997 for the years ended December 31, 1998 and December 27, 1997, respectively. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation. The Statement of Operations column for the year ended December 31, 1996 is that of the Predecessor.

                            Statement of Operations
                (amounts in thousands except per share amounts)

                                            Actual                               Pro Forma
                          -------------------------------------------  ------------------------------
                                Aurora Foods Inc.        Predecessor         Aurora Foods Inc.
                          ------------------------------ ------------  ------------------------------
                                          Years Ended                           Years Ended
                          -------------------------------------------  ------------------------------
                          December 31, 1998 December 27, December 31,  December 31, 1998 December 27,
                          (as restated) (1)     1997         1996      (as restated) (1)     1997
                          ----------------- ------------ ------------  ----------------- ------------
Net sales...............      $784,557        $143,020     $91,581(2)      $942,348        $874,230
Cost of goods sold......       318,935          45,729      28,955          379,157         373,101
                              --------        --------     -------         --------        --------
    Gross profit........       465,622          97,291      62,626          563,191         501,129
                              --------        --------     -------         --------        --------
Brokerage, distribution
 and marketing expenses:
    Brokerage and
     distribution.......        77,553          17,096      10,180(2)        92,466          88,187
    Trade promotions....       201,926          26,075      17,672          246,318         172,487
    Consumer marketing..        56,699          15,142      10,835           70,179          65,718
                              --------        --------     -------         --------        --------
Total brokerage,
 distribution and
 marketing expenses.....       336,178          58,313      38,687          408,963         326,392
Amortization of goodwill
 and other intangibles..        30,048           5,938         --            34,105          33,424
Selling, general and
 administrative
 expenses...............        25,955           5,229       6,753           31,237          34,426
Incentive plan expense..        56,583           2,300         --           121,323           2,300
Transition expenses.....        10,366           2,113         --            10,366           3,405
                              --------        --------     -------         --------        --------
    Total operating
     expenses...........       459,130          73,893      45,440          605,994         399,947
                              --------        --------     -------         --------        --------
    Operating income
     (loss).............         6,492          23,398      17,186          (42,803)        101,182
Interest expense, net...        64,493          18,242         --            58,480          58,233
Amortization of deferred
 financing expense......         1,872           3,059         --             1,491           1,491
Other bank and financing
 expenses...............           259              83         --               335             304
                              --------        --------     -------         --------        --------
    (Loss) income before
     income taxes and
     extraordinary
     item...............       (60,132)          2,014      17,186         (103,109)         41,154
Income tax expense
 (benefit)..............          (214)            779       6,616          (19,678)         16,256
                              --------        --------     -------         --------        --------
    Net (loss) income
     before
     extraordinary
     item...............       (59,918)          1,235      10,570          (83,431)         24,898
Extraordinary loss on
 early extinguishment of
 debt, net of tax of
 $5,632.................         9,211             --          --             9,211             --
                              --------        --------     -------         --------        --------
    Net (loss) income...      $(69,129)       $  1,235     $10,570         $(92,642)       $ 24,898
                              ========        ========     =======         ========        ========
Basic and diluted
 earnings (loss) per
 share before
 extraordinary loss.....      $  (1.12)       $   0.04         n/a         $  (1.56)       $   0.37
Extraordinary loss per
 share..................      $  (0.17)            --          --          $  (0.17)            --
Earnings (loss) per
 share..................      $  (1.29)       $   0.04         n/a         $  (1.73)       $   0.37
                              ========        ========     =======         ========        ========
EBITDA (3)..............      $ 46,486        $ 30,396     $17,463         $  3,517        $148,698
                              ========        ========     =======         ========        ========
Adjusted EBITDA (4).....      $113,435        $ 34,809     $17,463         $135,206        $154,403
                              ========        ========     =======         ========        ========
Adjusted EPS (5)........      $   0.05        $   0.14         n/a         $   0.84        $   0.49
                              ========        ========     =======         ========        ========

--------
(1) As restated. See "--Restatements" and Notes 1, 19 and 20 to the consolidated financial statements.
(2) Cash discounts of the Predecessor for the year ended December 31, 1996 have been reclassified from net sales to brokerage and distribution expenses to provide consistency with the Company's presentation and accounting policy and to facilitate comparison between periods.
(3) EBITDA is defined as net income plus extraordinary item, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.
(4) Adjusted EBITDA is defined as EBITDA before incentive plan expense and transition expense.
(5) Adjusted EPS is defined as EPS plus the per share after tax effect of incentive plan expense, transition expense and extraordinary item.

                            Statement of Operations
                        (as a percentage of net sales)

                                          Actual                          Pro Forma
                          --------------------------------------  --------------------------
                              Aurora Foods Inc.     Predecessor       Aurora Foods Inc.
                          ------------------------- ------------  --------------------------
                                       Years Ended                       Years Ended
                          --------------------------------------  --------------------------
                          December 31,
                              1998                                December 31,
                              (as      December 27, December 31,      1998      December 27,
                           restated)       1997         1996      (as restated)     1997
                          ------------ ------------ ------------  ------------  ------------
Net sales...............     100.0%       100.0%       100.0%(1)     100.0%        100.0%
Cost of goods sold......      40.7         32.0         31.6          40.2          42.7
                             -----        -----        -----         -----         -----
    Gross profit........      59.3         68.0         68.4          59.8          57.3
                             -----        -----        -----         -----         -----
Brokerage, distribution
 and marketing expenses:
    Brokerage and
     distribution.......       9.9         12.0         11.1 (1)       9.8          10.1
    Trade promotions....      25.7         18.2         19.3          26.2          19.7
    Consumer marketing..       7.2         10.6         11.8           7.4           7.5
                             -----        -----        -----         -----         -----
Total brokerage,
 distribution and
 marketing expenses.....      42.8         40.8         42.2          43.4          37.3
Amortization of goodwill
 and other intangibles..       3.8          4.1          0.0           3.6           3.8
Selling, general and
 administrative
 expenses...............       3.3          3.6          7.4           3.3           3.9
Incentive plan expense..       7.2          1.6          0.0          12.9           0.3
Transition expenses.....       1.3          1.5          0.0           1.1           0.4
                             -----        -----        -----         -----         -----
    Total operating
     expenses...........      58.4         51.6         49.6          64.3          45.7
                             -----        -----        -----         -----         -----
    Operating income
     (loss).............       0.9         16.4         18.8          (4.5)         11.6
Interest expense, net...       8.2         12.8          0.0           6.2           6.7
Amortization of deferred
 financing expense......       0.2          2.1          0.0           0.2           0.2
Other bank and financing
 expenses...............       0.0          0.1          0.0           0.0           0.0
                             -----        -----        -----         -----         -----
    (Loss) income before
     income taxes and
     extraordinary
     item...............      (7.5)         1.4         18.8         (10.9)          4.7
Income tax expense......       0.0          0.5          7.2          (2.1)          1.9
                             -----        -----        -----         -----         -----
    Net (loss) income
     before
     extraordinary
     item...............      (7.5)         0.9         11.6          (8.8)          2.8
Extraordinary loss on
 early extinguishment of
 debt, net of tax of
 $5,632.................       1.2          0.0          0.0           1.0           0.0
                             -----        -----        -----         -----         -----
    Net (loss) income...      (8.7)%        0.9%        11.6%         (9.8)%         2.8%
                             =====        =====        =====         =====         =====

--------
(1) Cash discounts of the Predecessor for the year ended December 31, 1996 have been reclassified from net sales to brokerage and distribution expenses to provide consistency with the Company's presentation and accounting policy and to facilitate comparison between periods.

                             RESULTS OF OPERATIONS

Year Ended December 31, 1998 (as restated) Compared to the Year Ended December 27, 1997

   The following table sets forth certain historical results of operations data by division for the years ended December 31, 1998 (as restated) and December 27, 1997 (in thousands):

                                                   Years Ended
                                       ---------------------------------------
                                       December 31, 1998  December 27, 1997
                                       -----------------  --------------------
                                        Frozen    Dry     Frozen      Dry
                                       -------- --------  --------------------
Net sales............................. $279,229 $505,328      N/A  $   143,020
Cost of goods sold....................  121,371  197,564      N/A       45,729
                                       -------- --------           -----------
    Gross profit......................  157,858  307,764      N/A       97,291
                                       -------- --------           -----------
Brokerage, distribution and marketing
 expenses:
    Brokerage and distribution........   26,872   50,681      N/A       17,096
    Trade promotions..................   76,799  125,127      N/A       26,075
    Consumer marketing................   20,221   36,478      N/A       15,142
                                       -------- --------           -----------
Total brokerage, distribution and
 marketing expenses...................  123,892  212,286      N/A       58,313
Amortization of goodwill and other
 Intangibles..........................   10,038   20,010      N/A        5,938
Selling, general and administrative
 expenses.............................   14,438   11,517      N/A        5,229
Incentive plan expense (credit).......      --    56,583      N/A        2,300
Transition expenses...................      --    10,366      N/A        2,113
                                       -------- --------           -----------
    Total operating expenses..........  148,368  310,762      N/A       73,893
                                       -------- --------           -----------
Operating income (loss)............... $  9,490 $ (2,998)     N/A  $    23,398
                                       ======== ========           ===========

   Net Sales. Net sales for the year ended December 31, 1998 were $784.6 million, an increase of $641.5 million versus 1997. The sales growth in 1998 was due to acquisition activity as described below.

   Dry Grocery. Dry grocery division net sales increased $362.3 million from 1997 to 1998, and totaled $505.3 million in 1998. Dry division breakfast net sales in 1997 consisted of a full year of Mrs. Butterworth's(R) products and sales of the Log Cabin(R) brand from acquisition at July 1, 1997 to December 31, 1997. Dry division net sales growth during 1998 was due to the full year impact of owning the Log Cabin(R) brand and the acquisition of the Duncan Hines(R) brand in January 1998.

   Frozen Foods. VDK Holdings was acquired on April 8, 1998. Post acquisition sales in 1998 totaled $279.2 million.

   Pro Forma Net Sales. Pro forma net sales (which reflect all the acquisitions noted previously as if they had occurred on January 1, 1997) for the year ended December 31, 1998 were $942.3 million, which represented a 7.8% increase over net sales in the comparable 1997 year of $874.2 million. Sales growth in the year ended December 31, 1998 was due to unit volume growth in both the frozen food and dry grocery divisions and higher prices for the Company's Duncan Hines(R) baking mix products.

   Unit volumes increased 5% to 51.4 million cases from 49.0 million cases in the prior year. The frozen food division unit volumes increased 10% versus 1997, driven by a 6% increase in frozen breakfast products, a 3% increase in Celeste(R) frozen pizza and a 64% increase in foodservice volumes compared to a relatively low sales base in 1997. Unit volumes for frozen seafood declined by 3% due to difficult comparisons with the prior year, which featured a number of new product introductions, as well as slower category growth relative to 1997. Unit volumes for the dry grocery division increased by 2% versus the prior year. Unit volumes of the Company's syrup brands increased by 1% and volumes of Duncan Hines(R) baking mix products increased 2%. Unit volumes for Duncan Hines(R) were negatively impacted in the first half of 1998 by a case load into retail channels initiated by P&G in the latter part of 1997 prior to P&G's divestiture of the business.

   The Company's net sales growth included a 3.3% increase related to pricing, which was primarily attributable to the competitive price equalization program initiated on the Duncan Hines(R) brand in March 1998 whereby the Company increased the list price on cake and frosting products in parity with the competition. The price equalization program generated approximately $40.5 million in net sales for the year ended December 31, 1998. A price increase was also taken on syrup products in July 1998 in order to offset a cost increase in corn syrup. In addition, product mix shifts in both the frozen pizza and frozen seafood product lines have caused dollar sales for those segments to increase at a higher rate than unit sales. The dollar sales increase for the Celeste(R) business was 10% due to increased sales of premium Mama Celeste(TM) Fresh-Baked Rising Crust frozen pizza products, which sell at a higher list price per case than other Celeste(R) frozen pizza products. Sales of premium frozen fish fillets for the Company's frozen seafood brands (Van de Kamp's(R) and Mrs. Paul's(R)) resulted in greater dollar sales, which mitigated the volume shortfall for the frozen seafood business. Product mix shifts to higher priced items and higher prices on baking mix and syrup products were partially offset by lower average prices on the Company's foodservice volumes.

   Gross Profit. Gross profit declined from 68.0% of sales in 1997 to 59.3% of net sales in 1998. The decline is due to the mix of business, as the brands acquired during 1998 generate lower gross margins than the breakfast brands that comprised the 1997 sales.

   Dry Grocery. Dry grocery margins declined to 60.9% of sales in 1998 due to the acquisition of the Duncan Hines(R) brand, which generates lower gross margins than the breakfast business, which comprised all of the 1997 sales.

   Frozen Foods. Frozen foods gross margin on 1998 sales was 56.5%.

   Pro Forma Gross Profit. On a pro forma basis, gross profit was 59.8% of net sales as compared to the prior year gross profit margin of 57.3%. The increase was due to the pricing action initiated on the Duncan Hines(R) business, which elevated the gross margin on baking mix products, and cost savings achieved from outsourcing the production of syrup and baking mix products.

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $58.3 million in 1997 to $336.2 million in 1998. The increase was due to the acquisition of the Log Cabin(R), Duncan Hines(R) and VDK Holdings businesses. Brokerage, distribution and marketing expenses increased from 40.8% of sales in 1997 to 42.9% of sales in 1998, with an increase in trade promotion offsetting declines in distribution and consumer marketing costs. Brokerage and distribution costs decreased from 12.0% of sales in 1997 to 9.9% of sales in 1998 due to the lower cost structure in the acquired businesses. Trade promotion expenses increased from 18.2% of sales in 1997 to 25.7% of sales in 1998 due to the higher trade promotion spending rate on the Duncan Hines(R) brand and the Frozen division, both of which were acquired in 1998. Consumer marketing expenses declined from 10.6% of sales in 1997 to 7.2% of sales in 1998 due to lower consumer spending rates in both divisions.

   Dry grocery. Dry grocery brokerage, distribution and marketing expenses increased from 40.8% in 1997 to 42.0% in 1998. Trade promotion expenses increased from 18.2% of sales in 1997 to 24.8% of sales in 1998 due to the acquisition of Duncan Hines(R) in January 1998 and the shift in promotional strategy adopted on the brand after it was acquired.

   Pro Forma Brokerage, Distribution and Marketing Expenses. On a pro forma basis, brokerage, distribution and marketing expenses increased to $409.0 million, or 43.4% of net sales, which was above the prior year of 37.3%. Brokerage and distribution expenses increased $4.3 million over 1997 and decreased as a percentage of net sales to 9.8% from 10.1% in the prior year. The decrease as a percent of net sales was mainly the result of lower average brokerage commissions. Trade promotion and consumer marketing expenses increased $78.3 million and were 33.6% of net sales, which was 6.4 percentage points higher than the prior year of 27.2%. The increase was primarily attributable to trade and consumer marketing programs implemented on the Duncan Hines(R) business to compensate for the higher list pricing strategy initiated on cake and frosting products. The prior owners, P&G, followed an every-day-low-price ("EDLP") strategy and, consequently, the prior year included comparatively little marketing support. The balance of the increase was due to consumer promotions and media support for the Log Cabin(R) brand where none existed in the prior year and consumer promotions and slotting expenses related to the Company's new pizza product, Mama Celeste(TM) Fresh-Baked Rising Crust, and new premium grilled frozen seafood products.

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

   Incentive Plan Expense. Incentive plan expense increased from $2.3 million to $56.6 million. The expense in both years represents the recording of incentive plan expense in accordance with the equity incentive awards granted to Company employees under the Aurora Incentive Plan.

   Pro Forma Incentive Plan Expenses. Pro Forma Incentive Plan Expense increased from $2.3 million to $121.3 million. The 1997 expense related to awards under the Aurora Incentive Plan. The expense in 1998 related to awards under the Aurora and VDK Incentive Plans.

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

   Pro Forma Operating (Loss) Income. On a pro forma basis, the Company incurred an operating loss of $42.8 million as compared to operating income in the prior year of $101.2 million. Excluding the effects of the incentive plan expense and transition expenses, the Company would have achieved operating income of $88.9 million in 1998 versus the prior year operating income of $106.9 million. The decrease in operating income was due to the increase in trade promotion spending, which was partially offset by gross margin improvement and a reduction in selling, general and administrative expenses. Marketing expenses were increased to establish media programs where none existed in the past, support the change to a high-low pricing strategy for Duncan Hines(R) and support the introduction of new products in the frozen food division.

   Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses totaled $66.6 million in 1998 compared to $21.4 million in 1997. The increase was due to the additional debt associated with the acquisitions of Log Cabin(R), Duncan Hines(R) and VDK Holdings.

   Income Tax Expense. The income tax benefit reported for 1998 was $0.2 million compared to 1997 income tax expense of $0.8 million. The effective tax rate for 1998 was 0.4% compared to 38.7% for 1997. The effective tax rate in 1998 was 7.2% after giving effect to the impact of the extraordinary loss. The low effective tax rate in 1998 was due to the non-deductibility of the incentive compensation recorded by the Company.

   Net (Loss) Income. The Company incurred a net loss of $69.1 million in 1998, compared to net income of $1.2 million in 1997. The 1998 loss included the incentive plan expense and an extraordinary charge of $9.2 million net of tax as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

Year Ended December 27, 1997 Compared to the Year Ended December 31, 1996

   Net Sales. Net sales for the period increased $51.4 million versus the prior year to $143.0 million. The increase was due primarily to the acquisition of Log Cabin(R), which added $50.4 million in net sales. Net dollar sales for Mrs. Butterworth's(R) increased 1.0% to $92.6 million for the year ended December 27, 1997 from $91.6 million for the 1996 period, while case volume increased 5.4% to 4.14 million standard cases.

   Syrup sales increased $52.1 million to $133.2 million in 1997 from $81.1 million in 1996. The increase was due primarily to the Log Cabin(R) acquisition, which added $50.4 million in sales during 1997.
Mrs. Butterworth's(R) syrup dollar sales increased $1.7 million, or 2.1%, to $82.8 million in 1997. Mrs. Butterworth's(R) syrup case volume increased 7.6% to 3.52 million standard cases in 1997 from 3.27 million standard cases in 1996. The percentage increase in Mrs. Butterworth's(R) syrup case volume exceeded the percentage increase in dollar sales because the Predecessor adopted a value pricing strategy in mid-1996, which lowered the list cost on 90% of its retail syrup volume by 10%. The increase in syrup volume was attributable to increases in the Company's Mrs. Butterworth's(R) Original brand and foodservice and club products. The volume increase was partially offset by a decrease in sales of Mrs. Butterworth's(R) Country Best Recipe and Mrs. Butterworth's(R) Lite brands.

   Pancake mix sales of $9.8 million in 1997 were down by $0.7 million as compared to the 1996 period and pancake mix volume decreased 7.0% to 611,000 standard cases. The overall pancake mix category was down approximately 4.0% in 1997 from the prior year.

   Gross Profit. Gross profit as a percentage of net sales was 68.0% for the 1997 period as compared to 68.4% for the 1996 period. The gross margin percentage in the 1996 period was impacted by the value pricing strategy implemented in mid-year 1996. The change to value pricing caused net revenues and gross profits to be reduced in 1997 relative to the prior year, which only included a partial year impact of value pricing.

   Brokerage, Distribution, and Marketing Expenses. Brokerage, distribution, and marketing expenses for 1997 were 40.8% of net sales as compared to 42.2% for 1996. The improvement was due to lower trade promotions in 1997 as a result of the value pricing strategy as well as a reduction in high value in-ad coupons compared to 1996.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $5.9 million was attributable to amortization of goodwill associated with the acquisitions of Mrs. Butterworth's(R) on December 31, 1996 and Log Cabin(R) on July 1, 1997.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.2 million for 1997 were $1.6 million less than the $6.8 million of expense incurred for 1996. The favorable variance was due to lower overhead spending associated with the Company's stand-alone structure as compared to amounts allocated to Mrs. Butterworth's(R) during the Predecessor's ownership period.

   Transition Expenses. Transition related costs consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses.

   Operating Income. Operating income as a percentage of net sales was 16.4% for 1997 as compared to 18.8% for 1996. The decrease in the Company's operating profit margin was primarily due to amortization of goodwill and other intangibles (4.1%), incentive plan expense (1.6%) and transition expenses (1.5%), which were not incurred under the Predecessor's ownership. Excluding the impact of these expenses, the operating margin increased to 23.6% of net sales because trade promotions, consumer marketing and selling, general and administrative expenses were lower than the prior year as a percentage of net sales. Overall, operating income increased $6.2 million, or 36.1%, to $23.4 million as compared to $17.2 million in 1996.

   Interest Expense and Amortization of Deferred Financing Expense. Net interest expense and amortization of deferred financing expense was $21.3 million in 1997. These expenses were related to the financing of the acquired businesses. The Predecessor did not separately allocate these respective costs to Mrs. Butterworth's(R).

   Income Tax Expense. The Company has a combined federal and state tax rate of approximately 38.7% in 1997 as compared to the Predecessor's effective rate in 1996 of 38.5%.

   Net Income. Net income was $1.2 million in 1997, which was $9.3 million lower than the prior year. The decline in net income was attributable to the interest expense, financing and goodwill expenses incurred during 1997.

Liquidity and Capital Resources

   For the year ended December 31, 1998, cash provided by operations was $49.3 million. Net loss plus non-cash charges provided $37.8 million of operating cash flow and a decrease in net working capital generated $11.5 million of cash during 1998.

   Net cash used in investing activities was $477.8 million for the year ended December 31, 1998. The acquisitions of Duncan Hines(R) and VDK Holdings used cash of $454.3 million and $8.4 million, respectively. On May 1, 1998, VDK completed the sale of its frozen desserts product line (the "Desserts Sale"), which generated net proceeds of $28.0 million. During the year, the Company spent $38.7 million on capital expenditures and received $10.0 million from P&G as a contractual reimbursement, which offset capital costs incurred in connection with the relocation of manufacturing equipment to the Company's contract manufacturers' production facilities. Capital expenditures were incurred to expand capacity for its frozen breakfast products, establish internal production of its new rising crust frozen pizza product and relocate and install acquired manufacturing equipment.

   During the year ended December 31, 1998, financing activities provided cash of $424.2 million. To finance the acquisition on January 16, 1998 of the Duncan Hines(R) business and related expenses, the Company borrowed $450.0 million of senior secured term debt under its Senior Bank Facilities and received a $93.8 million capital contribution from Holdings (See Financial Statement Note 3--Business Acquisitions). The Company repaid the senior secured term debt and senior secured revolving debt facility that existed prior to the Aurora Senior Bank Facilities in the amount of $77.5 million and incurred an extraordinary charge for the write-off of deferred financing charges in connection with the early extinguishment of debt in the net of tax amount of $1.9 million. The Company used the net proceeds from the Desserts Sale to repay $25.0 million on the VDK Senior Bank Facilities.

   In conjunction with the consummation of the IPO on July 1, 1998 (See Financial Statement Note 1--The Company), the Company used net proceeds from the sale of 12,909,372 of common equity securities in the amount of $254.8 million and proceeds from the Company's Senior Bank Facilities and New Notes in the amount of $324.0 million and $200.0 million, respectively, to repay $647.8 million of senior secured debt and $114.5 million of senior subordinated notes, including the associated redemption premium, and pay associated fees and expenses. As a result of the early extinguishment of senior secured debt, the Company recorded an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write-off of deferred financing charges. The remaining proceeds and repayments during the year ended December 31, 1998 were periodic draws and repayments under the Company's senior secured revolving debt facilities.

   At December 31, 1998, the Company had $0.4 million of cash and cash equivalents and an unused commitment of $89.2 million on its senior secured revolving debt facility under the Company's New Senior Bank Facilities. The Company's primary sources of liquidity are cash flows from operations and available borrowings under the $175.0 million revolving debt facility. Management believes the available borrowing capacity under the revolving debt facility combined with cash provided by operations will provide the Company with sufficient cash to fund operations as well as to meet existing obligations.

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

Interest Rate Collar Agreements

   At December 31, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996, the Company entered into a three year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). On November 26, 1996, the Company entered into a three year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.5% (plus the applicable margin).

Interest Rate Swap Agreement

   The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective swap rate was 5.81%.

   On November 30, 1998, the Company amended the existing interest agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%.

Recent Developments

   In February 2000, the Company relocated its corporate headquarters from San Francisco, CA to the frozen food division corporate office in St. Louis, MO. In April 2000, the Company announced that it intended to streamline its operations and management structure and, as a result, took a one-time charge of $6.6 million in the second quarter of 2000 to close its Columbus, OH facility and consolidate these operations in St. Louis.

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

Item 8: Financial Statements and Supplementary Data

   Reference is made to Item 14, which is incorporated herein by reference.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) 1.a. Financial Statements of the Company
          Report of Independent Accountants....................   26
          Balance Sheets as of December 31, 1998 and December
           27, 1997............................................   27
          Statements of Operations for the years ended December
           31, 1998 and December 27, 1997......................   28
          Statements of Changes in Stockholders' Equity as of
           December 31, 1998 and December 27, 1997.............   29
          Statements of Cash Flows for the years ended December
           31, 1998 and December 27, 1997......................   30
          Notes to Financial Statements........................   31 through 53
       b. Financial Statements of the Predecessor
          Mrs. Butterworth's Business (A Component of CONOPCO,
           Inc.):
          Report of Independent Accountants....................   54
          Statement of Operations for the year ended December
           31, 1996............................................   55
          Notes to Financial Statements........................   56 through 59
     2.   Financial Statement Schedule
          Schedule IX--Valuation Reserves......................   60
     3.   Exhibits.............................................   61 through 64

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

 Exhibit
 Number  Exhibit
 ------- -------
  2.7    Amendment to Asset Purchase Agreement, dated as of February 13, 1997, between Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated
         by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the
         quarter ended March 31, 1997).

  2.8    Asset Purchase Agreement, dated as of February 3, 1997, between Van de
         Kamp's, Inc. and Morningstar Foods, Inc. (Incorporated by reference to
         Exhibit 2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended
         March 31, 1997).

  2.10   Supplement No. 1 to Asset Purchase and Sales Agreement, dated as of
         July 9, 1996, between Van de Kamp's, Inc. and the Quaker Oats Company
         ("Quaker Oats"). (Incorporated by reference to Exhibit 2.2 to Van de
         Kamp's, Inc.'s Form 8-K dated July 9, 1996).

  2.11   Asset Purchase and Sales Agreement, dated as of May 15, 1996 between
         Van de Kamp's, Inc. and Quaker Oats. (Incorporated by reference to
         Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

  2.12 Asset Purchase and Sale Agreement, dated as of January 17, 1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell
         Soup Company ("Campbell"). (Incorporated by reference to the text of which and Exhibits to which are incorporated by reference to Exhibit
         2.1 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 30,
         1996 and a list of the contents of the schedule of which is incorporated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s Form
         8-K dated May 6, 1996 ).

  2.13   Asset Purchase Agreement, dated as of January 17, 1996, between Van de
         Kamp's, Inc. and Shellfish. (Incorporated by reference to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20,
         1996).

  2.14   Agreement and Amendment No. 1, dated September 19, 1995, to the Asset
         Purchase Agreement among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated. (Incorporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de
         Kamp's S-4")).

  2.15   Asset Purchase Agreement, dated as of July 7, 1995 among Van de
         Kamp's, Inc., the Pillsbury Company and PET Incorporated.
         (Incorporated by reference to Exhibit 2.1 to the Van de Kamp's S-4).

  3.1 Certificate of Incorporation of A Foods Inc., filed with the Secretary of State of the State of Delaware on June 19, 1998. (Incorporated by reference to Exhibit 3.1 to the S-1).

  3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to exhibit 3.2 to the S-1).

  4.1    Indenture dated as of February 10, 1997, by and between Aurora Foods
         Inc. and Wilmington Trust Company. (Incorporated by reference to
         Exhibit 4.1 to the Aurora S-4).

  4.2    Specimen Certificate of 9 7/8% Series B Senior Subordinated Note due
         2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

  4.3    Form of Note Guarantee to be issued by future subsidiaries of Aurora
         Foods Inc. pursuant to the Indenture (included in Exhibit 4.1 hereto).
         (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

  4.4    Indenture dated as of July 1, 1997 by and between Aurora Foods Inc.
         and Wilmington Trust Company (the "Series D Indenture"). (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

  4.5    Specimen Certificate of 9 7/8% Series D Senior Subordinated Note due
         2007 (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.3 to the Aurora S-4).

 Exhibit
 Number  Exhibit
 ------- -------
  4.6    Form of Note Guarantee to be issued by future subsidiaries of Aurora
         Foods Inc. pursuant to the Series D Indenture (included in Exhibit 4.4 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-4).

  4.7 Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-
         1).

  4.8    Indenture dated as of July 1, 1998 by and between Aurora Foods Inc.
         and Wilmington Trust Company (Incorporated by reference to Exhibit
         4.13 to the S-1).

  4.9    Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008.
         (Included in Exhibit 4.8 hereto).

  4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

  4.11   Registration Rights Agreement, dated July 1, 1998, between Aurora
         Foods Inc. and Chase Securities Inc., Goldman, Sachs & Co. and Natwest
         Capital Markets Limited (Incorporated by reference to Exhibit 4.15 to the S-1).

  4.12   Indenture, dated as of September 15, 1995, between Van de Kamp's, Inc.
         and Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 4.1 to the Van de Kamp's S-4).

  4.13   Global Note, dated September 19, 1995, issued by Van de Kamp's, Inc.
         to the Depository Trust Company and registered in the name of Cede &
         Co. in the principal amount of $100,000,000. (Incorporated by reference to Exhibit 4.2 to the Van de Kamp's S-4).

 10.1 VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to S-1).

 10.2    Purchase Agreement, dated June 25, 1998, between Aurora Foods Inc. and
         Chase Securities Inc., Goldman, Sachs & Co. and NatWest Capital
         Markets Limited. (Incorporated by reference to Exhibit 10.3 to S-1).

 10.3    Purchase Agreement, dated June 18, 1997, by and among Aurora Foods
         Inc., Chase Securities, Inc. and Credit Suisse First Boston
         Corporation. (Incorporated by reference to Exhibit 1.2 to the Aurora
         S-4).

 10.4    Purchase Agreement, dated February 5, 1997, by and between Aurora
         Foods Inc. and Chase Securities, Inc. (Incorporated by reference to
         Exhibit 1.1 to the Aurora S-4).

 10.5 Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro (Incorporated by reference to
         Exhibit 10.5 to the Aurora S-4).

 10.6 Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to
         Exhibit 10.6 to the Aurora S-4).

 10.7    Purchase Agreement, dated September 14, 1995, between Van de Kamp's,
         Inc. and Chemical Securities, Inc. (Incorporated by reference to
         Exhibit 10.6 to S-1).

 10.8    Flavor Supply Agreement, dated as of December 31, 1996, by and between
         Aurora Foods Inc. and Quest International Flavors & Food Ingredients
         Company. (Incorporated by reference to Exhibit 10.8 to the Aurora S-
         4).

 10.9    License Agreement, dated as of February 21, 1979, between General Host
         Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp's S-4).

 10.10   License Agreement, dated as of October 14, 1978, between General Host
         Corporation and Van de Kamp's Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp's S-4).

 Exhibit
 Number  Exhibit
 ------- -------
 10.11   Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The
         Quaker Oats Company of Canada Limited and Van de Kamp's, Inc.
         (Incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).

 10.13 Amended Transitional Co-Pack Agreement, dated as of July 1, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to Exhibit 10.13 to the Aurora S-4).

 10.16   First Amended and Restated Red Wing Co-Pack Agreement, dated as of
         November 19, 1997, by and between Aurora Foods Inc. and The Red Wing
         Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to
         Exhibit 10.16 to Aurora Foods Inc.'s Form 10-K, filed on March 27,
         1998 (the "Aurora 10-K")).

 10.18   Production Agreement, dated November 19, 1997, by and between Aurora
         Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company).
         (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).

 10.19   Transitional Supply Agreement, dated January 16, 1998, by and between
         Aurora Foods Inc. and The Procter & Gamble Manufacturing Company.
         (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.20 to the Aurora 10-K).

 10.20   Amendment No. 1 to Ferraro Employment Agreement, dated as of January
         1, 1998, between Aurora Foods Inc. and Thomas J. Ferraro.
         (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.21   Amendment No. 1 to Willett Employment Agreement, dated as of January
         1, 1998, between C. Gary Willett and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.13 to the S-1).

 10.22 Third Amended and Restated Credit Agreement, dated as of July 1, 1998, among Aurora Foods Inc., as borrower, the Lenders listed therein, The
         Chase Manhattan Bank, as Administrative Agent, National Westminster
         Bank PLC, as Syndication Agent and Swiss Bank Corporation, as
         Documentation Agent. (Incorporated by reference to Exhibit 10.20 to the S-1).

 10.26   Employment Agreement between Ian R. Wilson and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.7 to the S-1).

 10.27   Employment Agreement between James B. Ardrey and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.8 to the S-1).

 10.28   Employment Agreement between Ray Chung and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.9 to the S-1).

 10.29   Employment Agreement between M. Laurie Cummings and Aurora Foods Inc.
         (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.30   Amendment No. 1 to Ellinwood Amended and Restated Employment
         Agreement, dated as of January 1, 1998, between Thomas O. Ellinwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

 10.31 Amended and Restated Employment Agreement, dated as of March 11, 1997, by and between Thomas O. Ellinwood and Van de Kamp's, Inc.
         (Incorporated by reference to Exhibit 10.16 to the S-1).

 10.32 Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incorporated by reference to Exhibit 10.17 to the S-1).

 10.33   Expense Agreement, made as of July 1, 1998, between Aurora Foods Inc.
         and Dartford Partnership L.L.C. (Incorporated by reference to Exhibit
         10.32 to the S-1).

 Exhibit
 Number  Exhibit
 ------- -------
 10.34   Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC,
         Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora
         Foods Holdings Inc. and Dartford Partnership L.L.C. (Incorporated by
         reference to Exhibit 10.33 to the S-1).

 10.35   Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC,
         Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora
         Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

 10.36   Advisory Agreement, made as of April 8, 1998, between Fenway Partners,
         Inc. and Aurora/VDK LLC, Van de Kamp's, Inc., VDK Holdings, Inc.,
         Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

 10.37 Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

 10.38 Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

 10.39 Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

 10.40 Indemnity Agreement, dated as of July 1, 1998, between Charles Ayres and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.51 to the S-1).

 10.41   Indemnity Agreement, dated as of July 1, 1998, between David E. De
         Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit
         10.52 to the S-1).

 10.42   Indemnity Agreement, dated as of July 1, 1998, between Charles J.
         Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit
         10.53 to the S-1).

 10.43   Indemnity Agreement, dated as of July 1, 1998, between Richard C.
         Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit
         10.54 to the S-1).

 10.44 Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

 10.45   Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and
         Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the
         S-1).

 10.46 Indemnity Agreement, dated as of July 1, 1998, between Tyler T. Zachem and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.57 to the S-1).

 10.48   1998 Employee Stock Purchase Plan.

 10.49   Production Agreement, dated as of June 4, 1998, by and between Aurora
         Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

 10.50   1998 Incentive Plan.

 12.1    Ratio of Earnings to Fixed Charges

 23.1    Consent of PricewaterhouseCoopers LLP

 23.2    Consent of PricewaterhouseCoopers LLP

 27.1 Financial Data Schedule for the period ended December 31, 1998 submitted to the Securities and Exchange Commission in electronic format.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Aurora Foods Inc.

                                                   /s/ James T. Smith
Date: January 17, 2001                    By: _________________________________
                                                       James T. Smith
                                               Director, President and Chief
                                                Executive Officer (Principal
                                                     Executive Officer)

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 17, 2001.

               Signature                             Title
               ---------                             -----

         /s/ Clive A. Apsey             Director
 ______________________________________
             Clive A. Apsey

        /s/ George E. McCown            Director
 ______________________________________
            George E. McCown

       /s/ Charles J. Delaney           Director
 ______________________________________
           Charles J. Delaney

       /s/ David E. De Leeuw            Director and Vice Chairman
 ______________________________________
           David E. De Leeuw

      /s/ Richard C. Dresdale           Director and Chairman of the
 ______________________________________  Board
          Richard C. Dresdale

         /s/ Andrea Geisser             Director
 ______________________________________
             Andrea Geisser

           /s/ Peter Lamm               Director
 ______________________________________
               Peter Lamm

         /s/ Ronald S. Orr              Director
 ______________________________________
             Ronald S. Orr

    /s/ Christopher T. Sortwell         Director, Executive Vice
 ______________________________________  President, and Chief Financial
        Christopher T. Sortwell          Officer (Principal Accounting
                                         and Finance Officer)

         /s/ James T. Smith             Director, President and Chief
 ______________________________________  Executive Officer (Principal
             James T. Smith              Executive Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aurora Foods Inc.

   In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1)(a) on page 19 presents fairly, in all material respects, after the restatements described in Note 1, the financial position of Aurora Foods Inc. (the "Company") at December 31, 1998 and December 27, 1997 and the results of its operations and its cash flows for the years ended December 31, 1998 and December 27, 1997 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 19 presents fairly, in all material respects, after the restatements described in Note 1, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 1 to the consolidated financial statements, the Company restated its December 31, 1998 financial statements for trade promotion liabilities and certain other matters.

                                          PricewaterhouseCoopers LLP

San Francisco, California
March 30, 2000, except for Notes 1 and 15, which are as of January 17, 2001

                               AURORA FOODS INC.

                                 BALANCE SHEETS
                             (dollars in thousands)

                                                  December 31, 1998 December 27,
                                                    (as restated)       1997
                                                  ----------------- ------------
ASSETS
------
Current assets:
  Cash and cash equivalents.....................     $      354       $  4,717
  Accounts receivable, net of $670 and $140
   allowance, respectively......................         82,093         13,836
  Inventories (Note 4)..........................         77,331          6,902
  Prepaid expenses and other assets.............          6,850          1,955
  Current deferred tax assets (Note 10).........         27,170          2,966
                                                     ----------       --------
    Total current assets........................        193,798         30,376
Property, plant and equipment, net (Note 5).....        152,085         14,075
Goodwill and other intangible assets, net (Note
 6).............................................      1,072,759        315,241
Asset held for sale.............................          3,000            --
Other assets....................................         26,800         13,047
                                                     ----------       --------
    Total assets................................     $1,448,442       $372,739
                                                     ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of senior secured term debt
   (Note 8).....................................     $   20,000       $  4,375
  Senior secured revolving debt facility (Note
   8)...........................................         85,850            --
  Accounts payable..............................         59,395          6,443
  Accrued liabilities (Note 7)..................         83,433         17,409
                                                     ----------       --------
    Total current liabilities...................        248,678         28,227
Non-current deferred tax liabilities (Note 10)..          5,047          3,745
Other liabilities...............................         12,372            --
Senior secured revolving debt facility (Note
 8).............................................            --          37,500
Senior secured term debt (Note 8)...............        200,000         35,625
Senior subordinated notes (Note 8)..............        402,242        202,419
                                                     ----------       --------
    Total liabilities...........................        868,339        307,516
                                                     ----------       --------
Commitments and contingent liabilities (Note 15)
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000
   shares authorized; no shares issued or
   outstanding..................................            --             --
  Common stock, $0.01 par value; 250,000,000 and
   87,159,000 shares authorized, respectively;
   67,016,173 and 29,053,000 shares issued and
   outstanding, respectively....................            670            291
  Paid-in capital...............................        647,889         63,912
  Promissory notes (Note 13)....................           (562)          (215)
  (Accumulated deficit) retained earnings.......        (67,894)         1,235
                                                     ----------       --------
    Total stockholders' equity..................        580,103         65,223
                                                     ----------       --------
    Total liabilities and stockholders' equity..     $1,448,442       $372,739
                                                     ==========       ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                            STATEMENTS OF OPERATIONS
                (dollars in thousands except per share amounts)

                                                        Years Ended
                                            -----------------------------------
                                            December 31, 1998
                                              (as restated)   December 27, 1997
                                            ----------------- -----------------
Net sales.................................      $784,557          $143,020
Cost of goods sold........................       318,935            45,729
                                                --------          --------
  Gross profit............................       465,622            97,291
                                                --------          --------
Brokerage, distribution and marketing
 expenses:
  Brokerage and distribution..............        77,553            17,096
  Trade promotions........................       201,926            26,075
  Consumer marketing......................        56,699            15,142
                                                --------          --------
    Total brokerage, distribution and
     marketing expenses...................       336,178            58,313
Amortization of goodwill and other
 intangibles..............................        30,048             5,938
Selling, general and administrative
 expenses.................................        25,955             5,229
Incentive plan expense (Note 14)..........        56,583             2,300
Transition expenses (Note 9)..............        10,366             2,113
                                                --------          --------
    Total operating expenses..............       459,130            73,893
                                                --------          --------
  Operating income........................         6,492            23,398
Interest expense, net.....................        64,493            18,242
Amortization of deferred financing
 expense..................................         1,872             3,059
Other bank and financing expenses.........           259                83
                                                --------          --------
  (Loss) income before income taxes and
   extraordinary item.....................       (60,132)            2,014
Income tax expense (benefit) (Note 10)....          (214)              779
                                                --------          --------
  Net (loss) income before extraordinary
   item...................................       (59,918)            1,235
Extraordinary loss on early extinguishment
 of debt, net of tax of $5,632............         9,211               --
                                                --------          --------
  Net (loss) income.......................      $(69,129)         $  1,235
                                                ========          ========
Basic and diluted (loss) earnings per
 share before extraordinary item..........      $  (1.12)         $   0.04
Extraordinary loss per share..............          0.17               --
                                                --------          --------
Basic and diluted (loss) earnings per
 share....................................      $  (1.29)         $   0.04
                                                ========          ========
Weighted average number of shares
 outstanding..............................        53,541            29,053
                                                ========          ========


                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                     Retained
                          Common Stock                               Earnings
                          -------------   Additional    Promissory (Accumulated
                          Shares Amount Paid-in Capital   Notes      Deficit)    Total
                          ------ ------ --------------- ---------- ------------ --------
Balance at December 31,
 1996...................  29,053  $291     $ 32,979       $(110)     $    --    $ 33,160
Capital contribution....     --    --        28,633        (125)          --      28,508
Payments on officer
 promissory notes
 (Note 13)..............     --    --           --           20           --          20
Incentive plan expense
 (Note 14)..............     --    --         2,300         --            --       2,300
Net income..............     --    --           --          --          1,235      1,235
                          ------  ----     --------       -----      --------   --------
Balance at December 27,
 1997...................  29,053   291       63,912        (215)        1,235     65,223
Capital contribution
 (Note 1)...............     --    --        94,263        (473)          --      93,790
Shares issued for
 acquisition of business
 (Note 3)...............  25,038   250      183,219         --            --     183,469
Shares issued (Note 1)..  12,909   129      254,702         --            --     254,831
Equity offering costs...     --    --        (5,062)        --            --      (5,062)
Employee stock purchases
 (Note 16)..............      16   --           272         --            --         272
Payments on officer
 promissory notes
 (Note 13)..............     --    --           --          126           --         126
Incentive plan expense
 (Note 14)..............     --    --        56,583         --            --      56,583
Net loss (as restated)..     --    --           --          --        (69,129)   (69,129)
                          ------  ----     --------       -----      --------   --------
Balance at December 31,
 1998 (as restated).....  67,016  $670     $647,889       $(562)     $(67,894)  $580,103
                          ======  ====     ========       =====      ========   ========



                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Years Ended
                                                     --------------------------
                                                     December 31,
                                                         1998      December 27,
                                                     (as restated)     1997
                                                     ------------- ------------
Cash flows from operating activities:
  Net (loss) income.................................   $ (69,129)   $   1,235
  Early extinguishment of debt, net of tax of
   $5,632...........................................       9,211          --
  Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
    Depreciation and amortization...................      41,336       10,057
    Deferred income taxes...........................        (184)         779
    Incentive plan expense (Note 14)................      56,583        2,300
    Change in assets and liabilities, net of effects
     of businesses acquired:
      Increase in accounts receivable...............     (29,872)     (13,356)
      (Increase) decrease in inventories............     (37,233)       2,975
      Increase in prepaid expenses and other current
       assets.......................................      (3,733)      (1,946)
      Increase in accounts payable..................      43,573        6,443
      Increase in accrued liabilities...............      38,727       14,624
                                                       ---------    ---------
Net cash provided by operating activities...........      49,279       23,111
                                                       ---------    ---------
Cash flows from investing activities:
  Additions to property, plant and equipment........     (38,710)      (2,411)
  Changes to other non-current assets and
   liabilities......................................      (4,343)        (925)
  Proceeds from sale of assets......................      28,012          --
  Payment for acquisition of businesses (Note 3)....    (462,784)    (225,930)
                                                       ---------    ---------
Net cash used in investing activities...............    (477,825)    (229,266)
                                                       ---------    ---------
Cash flows from financing activities:
  Proceeds from senior secured revolving and term
   debt (Note 8)....................................     864,350       90,000
  Proceeds from senior subordinated notes (Note 8)..     200,000      202,500
  Repayment of borrowings...........................    (947,259)    (107,500)
  Payment of redemption premium (Note 1)............     (14,500)         --
  Proceeds from initial public offering.............     254,831          --
  Capital contributions, net of officer promissory
   notes............................................      94,188       28,500
  Debt issuance and equity offering costs...........     (27,427)     (11,294)
                                                       ---------    ---------
Net cash provided by financing activities...........     424,183      202,206
                                                       ---------    ---------
Decrease in cash and cash equivalents...............      (4,363)      (3,949)
Cash and cash equivalents, beginning of period......       4,717        8,666
                                                       ---------    ---------
Cash and cash equivalents, end of period............   $     354    $   4,717
                                                       =========    =========
Supplemental Cash Flow Disclosure:
  Cash paid for interest............................   $  60,195    $  10,091
  Cash paid for income taxes........................   $     337    $     195

                See accompanying notes to financial statements.

                               AURORA FOODS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY

Restatements

   Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon examination, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were improperly deferred into future periods and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Restated condensed financial statement information for the quarters ended September 30, 1998 and December 31, 1998 have been included in the notes to the consolidated financial statements included herein. All restated financial information included herein has been adjusted to properly expense costs and recognize revenues in accordance with generally accepted accounting principles and the Company's stated accounting policies included in the notes to consolidated financial statements.

   For the year ended December 31, 1998, these misstatements primarily understated trade promotions expense by $28.5 million, overstated net sales by $4.6 million, understated brokerage and distribution expense by $2.8 million, understated cost of goods sold by $1.4 million and understated selling, general and administrative expenses by $0.9 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $14.5 million. The impact of the misstatements on reported operating results for the year ended December 31, 1998, was to overstate gross profit by $6.0 million, operating income by $38.3 million, and net income by $23.8 million.

   A summary of the effects of the restatement are set forth in Notes 19 and 20.

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

Operations

   The Company produces and markets branded food products that are sold across the United States. The Company groups its brands into two segments: the dry grocery division and the frozen food division. The dry grocery division includes Duncan Hines(R) baking mix products and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products. The dry grocery division's products are manufactured under long-term co-packing agreements with third parties. The Company's manufacturing equipment has been installed at certain production facilities of contract manufacturer partners. The frozen food division's products are manufactured out of production facilities that are owned and operated by the Company in Erie, Pennsylvania; Jackson, Tennessee and Yuba City, California.

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

   As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 14--Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

   The policies utilized by the Company in the preparation of the financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from these estimates and assumptions. The Company uses the accrual basis of accounting in the preparation of its financial statements.

Fiscal Year

   The Company's fiscal year ends on December 31. The Company's prior fiscal year ended on the last Saturday of December. Accordingly, the results of operations and cash flows reflect activity for the period from December 28, 1997 through December 31, 1998 and from December 31, 1996 (commencement of operations) through December 27, 1997. The Company has presented balance sheets as of December 31, 1998 and December 27, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty years. Costs which improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense for the years ended December 31, 1998 and December 27, 1997 was $9.9 million and $1.1 million, respectively.

   Depreciable lives for major classes of assets are as follows:

   Computers........................................................ 3-5 years
   Furniture and fixtures........................................... 2-8 years
   Machinery and equipment.......................................... 10-15 years
   Buildings and improvements....................................... 20-30 years

Goodwill and Other Intangible Assets

   Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill is being amortized over forty years using the straight-line method. Other intangible assets are being amortized using the straight-line method over periods ranging from five to forty years. Amortization of goodwill and other intangible assets charged against income for the years ended December 31, 1998 and December 27, 1997 was $30.0 million and $5.9 million, respectively.

Impairment of Long-Lived Assets

   Upon commencement of operations, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded, measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. Management believes that there has been no impairment at December 31, 1998.

Other Assets

   Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the interest method over the terms of the respective debt. Aggregate amortization of deferred loan acquisition costs and other assets charged against income for the years ended December 31, 1998 and December 27, 1997 was $1.9 million and $3.1 million, respectively.

Revenue Recognition

   Revenue is recognized upon shipment of product and transfer of title to customers. Gross sales and an allowance for returns are included in net sales.

Disclosure About Fair Value of Financial Instruments

   For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than the senior subordinated notes, approximates book value at December 31, 1998. The fair market value of the New Notes and the Notes (as defined in Note 8--Long Term Debt) at December 31, 1998, based on market prices, was $186.4 million and $200.0 million, respectively.

Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

   The Company sells its products to supermarkets, foodservice operators and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 31, 1998.

Income Taxes

   The Company records income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This method of accounting for income taxes uses an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Advertising

   Costs related to advertising the Company's products are expensed in the period incurred or expensed ratably over the year in relation to revenues. Advertising expense for the years ended December 31, 1998 and December 27, 1997 was $15.6 million and $4.1 million, respectively.

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

Stock Based Compensation

   Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", allows companies to measure compensation cost in connection with employee stock compensation plans either using a fair value-based method or to continue to use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its related interpretations, which generally does not result in compensation cost. The Company measures compensation cost in accordance with APB 25. The Company's stock-based compensation plans are discussed in Note 16.

NOTE 3--BUSINESS ACQUISITIONS

Mrs. Butterworth's

   At the close of business on December 31, 1996, the Company acquired substantially all the assets of MBW from Conopco. The Company manufactures the products under co-packing agreements with third parties.

   The Company acquired the inventories, manufacturing equipment and intangible assets of MBW for a purchase price of $114.1 million. The acquisition was accounted for by using the purchase method of accounting. The acquisition was financed by (i) a net capital contribution from Holdings of approximately $33.2 million, (ii) term loans of $15.0 million and revolving loans of $30.0 million borrowed under a $60.0 million senior secured debt facility and (iii) loans of $50.0 million borrowed under a senior subordinated debt facility. On February 10, 1997, the senior subordinated debt facility of $50.0 million and the senior secured facilities of $15.0 million of term debt and $30.0 million of revolving debt were repaid with proceeds from a $100.0 million senior subordinated note offering.

   The cost to acquire MBW has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Cash paid to acquire assets........................................ $114,132
   Other acquisition costs............................................    3,663
                                                                       --------
                                                                        117,795
   Costs assigned to tangible assets..................................   (6,138)
                                                                       --------
   Cost attributable to intangible assets............................. $111,657
                                                                       ========

Log Cabin

   On July 1, 1997, the Company acquired substantially all the assets of LC from Kraft. The Company manufactures the products under co-packing agreements with third parties.

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

   The cost to acquire LC has been allocated to tangible and intangible assets acquired, as follows (in thousands):

   Cash paid to acquire assets........................................ $221,995
   Other acquisition costs............................................    4,169
                                                                       --------
                                                                        226,164
   Costs assigned to tangible assets..................................  (15,266)
                                                                       --------
   Cost attributable to intangible assets............................. $210,898
                                                                       ========

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

   The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Cash paid to acquire assets........................................ $445,000
   Other acquisition costs............................................    9,343
                                                                       --------
                                                                        454,343
   Cost assigned to tangible assets...................................  (40,672)
                                                                       --------
   Cost attributable to intangible assets............................. $413,671
                                                                       ========

VDK Holdings, Inc.

   On April 8, 1998, the Company completed a stock purchase of VDK Holdings (See Note 1--The Company). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting.

   The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Value of stock used to acquire VDK Holdings....................... $ 183,469
   Liabilities assumed...............................................   386,362
   Other acquisition costs...........................................    10,688
                                                                      ---------
                                                                        580,519
   Cost assigned to tangible assets..................................  (199,757)
                                                                      ---------
   Cost attributable to intangible assets............................ $ 380,762
                                                                      =========

   Had the VDK Holdings, DH and LC acquisitions taken place January 1, 1997, the unaudited pro forma results of operations for the years ended December 31, 1998 and December 27, 1997, respectively, would have been as follows (in thousands except per share data:

                                                             Years Ended
                                                      -------------------------
                                                      December 31, December 27,
                                                          1998         1997
                                                      ------------ ------------
   Net sales.........................................   $942,348     $874,230
                                                        ========     ========
   Gross profit......................................   $563,191     $501,129
                                                        ========     ========
   Operating (loss) income...........................   $(42,803)    $101,182
                                                        ========     ========
   Net income (loss) before extraordinary item.......   $(83,431)    $ 24,898
                                                        ========     ========
   Net income (loss).................................   $(92,642)    $ 24,898
                                                        ========     ========
   Net income (loss) per share:
       Net income (loss) before extraordinary item...   $  (1.56)    $   0.37
                                                        ========     ========
       Net income (loss).............................   $  (1.73)    $   0.37
                                                        ========     ========

NOTE 4--INVENTORIES

   Inventories consist of the following (in thousands):

                                                      December 31,
                                                          1998      December 27,
                                                      (as restated)     1997
                                                      ------------- ------------
   Raw materials.....................................    $17,999       $  270
   Work in process...................................        271          --
   Finished goods....................................     55,280        6,632
   Packaging and other supplies......................      3,781          --
                                                         -------       ------
                                                         $77,331       $6,902
                                                         =======       ======

   At December 31, 1998, the Company had commitments to buy raw materials of $23.8 million. No commitments existed at December 27, 1997.

NOTE 5--PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):

                                                      December 31,
                                                          1998      December 27,
                                                      (as restated)     1997
                                                      ------------- ------------
   Land..............................................   $  2,300      $   --
   Machinery and equipment...........................    106,227       14,357
   Buildings and improvements........................     14,339          --
   Furniture and fixtures............................      2,163          416
   Computer equipment................................      2,065          313
   Construction in progress..........................     35,682          --
                                                        --------      -------
                                                         162,776       15,086
   Less accumulated depreciation.....................    (10,691)      (1,011)
                                                        --------      -------
                                                        $152,085      $14,075
                                                        ========      =======

   At December 31, 1998, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $4.9 million. No commitments existed at December 27, 1997.

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill and other intangible assets consist of the following (in thousands):

                                                      December 31,
                                                          1998      December 27,
                                                      (as restated)     1997
                                                      ------------- ------------
   Goodwill..........................................  $  684,680     $216,485
   Trademarks........................................     332,780       99,600
   Other intangibles.................................      90,265        5,040
                                                       ----------     --------
                                                        1,107,725      321,125
   Less accumulated amortization.....................     (34,966)      (5,884)
                                                       ----------     --------
                                                       $1,072,759     $315,241
                                                       ==========     ========

NOTE 7--ACCRUED LIABILITIES

   Accrued liabilities consist of the following (in thousands):

                             December 31, 1998 December 27,
                               (as restated)       1997
                             ----------------- ------------
   Accrued interest........       $16,332        $ 8,383
   Accrued marketing
    expenses...............        38,104          5,092
   Accrued brokerage and
    disrtibution expenses..        10,411          1,529
   Accrued acquisition
    costs..................         6,059            895
   Other...................        12,527          1,510
                                  -------        -------
                                  $83,433        $17,409
                                  =======        =======

NOTE 8--LONG TERM DEBT

   Long term debt consists of the following (dollars in thousands):

                                                      December 31, December 27,
                                                          1998         1997
                                                      ------------ ------------
SENIOR SECURED DEBT

Senior secured term debt; interest rate of 6.8% at
December 31, 1998; principal due in quarterly
installments through June 30, 2005; floating
interest rate at the prime rate plus 0.50% or,
alternatively, the one, two, three or six month
Eurodollar rate plus 1.50% payable quarterly or at
the termination of the Eurodollar contract interest
period..............................................   $ 220,000    $     --

Senior secured revolving debt; weighted average
interest rate of 7.0% at December 31, 1998;
principal due June 30, 2005; floating interest rate
at the prime rate plus 0.50% or, alternatively, the
one, two, three, or six month Eurodollar rate plus
1.50% payable quarterly or at the termination of the
Eurodollar contract interest period.................      85,850          --

Senior secured term debt; weighted average interest
rate of 8.0% at December 27, 1997; principal due in
quarterly installments through December 31, 2003;
floating interest rate at the prime rate plus 1.25%
or, alternatively, the one, two, three or six month
Eurodollar rate plus 2.25% payable quarterly or at
the termination of the Eurodollar contract interest
period..............................................         --        40,000

Senior secured revolving debt facility; interest
rate of 8.0% at December 27, 1997; principal due
December 31, 2003; floating interest rate at prime
plus 1.25% or, alternatively, the one, two, three,
or six month Eurodollar rate plus 2.25% payable
quarterly or at the termination of the Eurodollar
contract period.....................................         --        37,500

SENIOR SUBORDINATED NOTES

Senior subordinated notes issued July 1, 1998 at par
value of $200,000; coupon interest rate of 8.75%
with interest payable each January 1 and July 1;
matures July 1, 2008................................     200,000          --

Senior subordinated notes issued July 1, 1997 at par value of
$100,000 plus premium of $2,500; net of unamortized premium of
$2,242 and $2,419 at December 31, 1998 and December 27, 1997,
respectively; coupon interest rate of 9.875% with interest payable
each August 15 and February 15; matures on February 15, 2007........    100,000   100,000

Senior subordinated notes issued February 10, 1997 at par value of
$100,000; coupon interest rate of 9.875% with interest payable each
August 15 and February 15; matures on February 15, 2007.............    100,000   100,000
                                                                      ---------  --------

                                                                        705,850   277,500

Add: unamortized premium on senior subordinated notes...............      2,242     2,419

Less: current portion of senior secured term debt and senior secured
 revolving debt facility............................................   (105,850)   (4,375)
                                                                      ---------  --------

Long term debt......................................................  $ 602,242  $275,544
                                                                      =========  ========

   Annual principal payments for the next five years and thereafter consist of the following (in thousands):

   1999................................................................ $ 20,000
   2000................................................................   25,000
   2001................................................................   30,000
   2002................................................................   35,000
   2003................................................................   40,000
   Thereafter..........................................................  555,850
                                                                        --------
       Total........................................................... $705,850
                                                                        ========

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

   The Company amended the Agreement, dated as of January 16, 1998, to provide for borrowings of $450.0 million of senior secured term debt and $75.0 million senior secured revolving debt facility. Together with capital contributed from Holdings, the Company consummated the DH acquisition, paid fees and expenses and provided for the working capital requirements related to the acquisition.

   The Company amended the Agreement, dated as of July 1, 1998, to provide for borrowings of $225.0 million of senior secured term debt and a $175.0 million senior secured revolving debt facility. Together with a $200.0 million senior subordinated note offering, the Company completed the repayment of debt in connection with the Refinancings.

   The $175.0 million senior secured revolving debt facility is subject to limitations based on letters of credit. At December 31, 1998, the Company had unused borrowing availability of $89.2 million. The Agreement requires a commitment fee of 0.375% per annum payable quarterly on the unused portions of the revolving debt facility.

   The Agreement includes restrictive covenants, which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at December 31, 1998.

Senior Subordinated Notes

   On February 10, 1997, the Company issued $100.0 million of senior subordinated notes (the "MBW Notes"). The proceeds from the MBW Notes were primarily used to retire debt incurred to finance the MBW acquisition. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes (the "LC Notes"). The LC Notes were issued at a premium in the amount of $2.5 million. The unamortized balance of the premium on the LC Notes at December 31, 1998 and December 27, 1997 was $2.2 million and $2.4 million, respectively. The proceeds from the LC Notes were primarily used to fund the acquisition of LC (together, the MBW Notes and the LC Notes are the "Notes").

   The Company may redeem the Notes at any time after February 15, 2002, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $35.0 million of the Notes at any time prior to February 15, 2000 subject to certain requirements, with the cash proceeds received from one or more Equity Offerings (as defined), at a redemption price of 109.875% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to February 15, 2002 to redeem the Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company does not redeem the Notes or if the Change of Control occurs after February 15, 2002, the Company is required to offer to repurchase the Notes at a price equal to 101% together with accrued and unpaid interest.

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

   The indentures include restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. The Company was in compliance with these covenants at December 31, 1998.

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

   Interest Rate Collar Agreement--At December 31, 1998, the Company was party to two interest rate collar agreements. On August 22, 1996, the Company entered into a three-year interest rate collar agreement with a notional principal amount of $70.0 million, a cap rate of 6.5% (plus the applicable margin) and a floor rate of 5.75% (plus the applicable margin). On November 26, 1996, the Company entered into a three-year interest rate collar agreement with a notional principal amount of $50.0 million, a cap rate of 7.5% (plus the applicable margin) and a floor rate of 5.5% (plus the applicable margin).

   Under the interest rate collar agreements, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds the cap rates and make payments to the counterparty if the three-month LIBOR rate falls below the floor rates. The payments would be calculated based upon the respective notional principal amount. During fiscal 1998, the Company made payments aggregating $0.1 million under the interest rate collar agreements. At December 31, 1998, the three-month LIBOR rate was 5.28%.

   Interest Rate Swap Agreement--The Company entered into an interest rate swap agreement on March 17, 1998. The notional principal amount covered under the interest rate swap agreement is $150.0 million and the term is three years. The effective swap rate was 5.81%. On November 30, 1998, the Company amended the existing interest rate agreement whereby the counterparty received the option to extend the termination date to March 17, 2003. The new effective swap rate through the termination date of the interest rate swap agreement is 5.37%.

   Under the interest rate swap agreement, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 5.37% and make payments to the counterparty if the three-month LIBOR rate is less than 5.37%. The payments would be calculated based upon the respective notional principal amount. During fiscal 1998 the Company made payments aggregating $0.2 million under the interest rate swap agreement.

   Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 1998, the fair value of the Company's interest rate agreements was immaterial and management considers the potential loss in future earnings and cash flows attributable to such agreements to be immaterial.

NOTE 9--TRANSITION EXPENSES

   Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate the acquired businesses, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the years ended December 31, 1998 and December 27, 1997 were approximately $10.4 million and $2.1 million, respectively.

NOTE 10--INCOME TAXES

   The Company is included in the consolidated federal income tax return of Holdings for the year ended December 27, 1997 and the six months ended June 25, 1998. State income tax returns are filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state for the year ended December 27, 1997 and the six months ended June 25, 1998. The Company will file short period federal and state returns for the six months ended December 31, 1998.

   The provision for income taxes is summarized as follows (in thousands):

                                                             Years Ended
                                                      --------------------------
                                                      December 31,
                                                          1998      December 27,
                                                      (as restated)     1997
                                                      ------------- ------------
   Current tax expense:
     Federal.........................................     $ --          $--
     State...........................................       (30)         --
                                                          -----         ----
       Total current provision.......................       (30)         --
                                                          -----         ----
   Deferred tax expense:
     Federal.........................................      (144)         656
     State...........................................       (40)         123
                                                          -----         ----
       Total deferred provision......................      (184)         779
                                                          -----         ----
       Total provision for income taxes..............     $(214)        $779
                                                          =====         ====

   Deferred tax assets (liabilities) consist of the following:

                                       Years Ended
                                --------------------------
                                December 31,
                                    1998      December 27,
                                (as restated)     1997
                                ------------- ------------
   Deferred tax assets--
    current:
     Loss carryforwards........   $    --       $ 1,230
     Accounts receivable.......      1,860          --
     Incentive plan expense....     20,098          873
     Coupon reserves...........      1,265          844
     Inventory.................      3,072          325
     Accrued expenses..........        875          320
                                  --------      -------
       Total deferred tax
        assets--current........     27,170        3,592
                                  --------      -------
   Deferred tax assets--non-
    current:
     Loss carryforwards........     42,917          --
     Asset held for sale.......      2,384          --
     Other.....................        210          247
                                  --------      -------
       Total deferred tax
        assets--non-current....     45,511          247
                                  --------      -------
   Deferred tax liabilities--
    non-current:
     Goodwill..................    (41,054)      (4,237)
     Depreciation..............     (9,504)        (381)
                                  --------      -------
       Total deferred tax
        liabilities--non-
        current................    (50,558)      (4,618)
                                  --------      -------
   Net deferred tax assets
    (liabilities)..............   $ 22,123      $  (779)
                                  ========      =======

   The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized.

   At December 31, 1998, the Company generated a federal net operating loss of approximately $78.3 million. These losses can be used to offset future taxable income through the year 2018. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized.

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                        Years Ended
                                               ------------------------------
                                               December 31, 1998 December 27,
                                                 (as restated)       1997
                                               ----------------- ------------
   (Benefit from) provision for income taxes
    at U.S. statutory rate....................     $(20,445)         $685
   Increase (decrease) in tax resulting from:
     Non-deductible incentive plan expense....       19,238           --
     Non-deductible goodwill..................          393           --
     Other non-deductible expenses............          104            13
     State taxes, net of federal benefit......         (153)           81
     Provision to return differences..........          746           --
     Change in net state tax rate.............          (97)          --
                                                   --------          ----
                                                   $  (214)          $779
                                                   ========          ====

NOTE 11--LEASES

   The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable and expire on various dates through 2004.

   Future annual minimum lease payments under these leases are summarized as follows (in thousands):

                                                                     Minimum
   Years ending December 31,                                      Lease Payments
   -------------------------                                      --------------
   1999..........................................................     $1,290
   2000..........................................................      1,273
   2001..........................................................        788
   2002..........................................................        618
   2003..........................................................        590
   Thereafter....................................................        139
                                                                      ------
                                                                      $4,698
                                                                      ======

   Rent expense for the years ended December 31, 1998 and December 27, 1997 was $1.0 million and $0.1 million, respectively.

NOTE 12--SAVINGS AND BENEFIT PLANS

   The Company offers a retirement savings plan to employees in the form of 401(k) and profit sharing plans. Under the 401(k) plan, dry grocery division employee contributions up to 6% of total compensation are matched 50% by the Company and frozen food division employee contributions up to 3% of total compensation are matched 100% by the Company, with vesting occurring ratably over a five year period. Profit sharing contributions of 2% of compensation are made on behalf of all employees on an annual basis. Profit sharing contributions also vest ratably over a five year period. The Company's contributions to the 401(k) and profit sharing plans for the years ended December 31, 1998 and December 27, 1997 were $0.8 million and $0.1 million, respectively.

NOTE 13--RELATED PARTY TRANSACTIONS

   The Company maintains business relationships and engages in certain transactions as described below.

   The Company entered into a Management Services Agreement, dated December 31, 1996 and terminated on July 1, 1998, with Dartford Partnership L.L.C. ("Dartford"), whose partners include Messrs. Ian R. Wilson, Ray Chung and James B. Ardrey and Ms. M. Laurie Cummings (all were directors and/or executive officers of the Company) pursuant to which Dartford provided management oversight on financial and operational matters. The Company paid fees to Dartford in connection with this agreement totaling $1.0 million and $0.8 million for the years ended December 31, 1998 and December 27, 1997, respectively. The annual management fee was $0.6 million prior to the acquisition of LC, $0.9 million after the acquisition of LC but before the acquisition of DH and $2.0 million after the acquisition of DH.

   The Company entered into an Advisory Services Agreement, dated December 31, 1996 which terminated on July 1, 1998, with McCown De Leeuw & Co. III, L.P. ("MDC") whose general partners and principal included Mr. David E. De Leeuw, Mr. Charles Ayres and Mr. Tyler T. Zachem (all directors of the Company) pursuant to which MDC provided certain advisory functions. The Company paid fees to MDC in connection with this agreement totaling $0.3 million for each of the years ended December 31, 1998 and December 27, 1997. The annual advisory fee was $0.2 million prior to the acquisition of LC, $0.3 million after the acquisition of LC but before the acquisition of DH and $0.7 million after the acquisition of DH.

   In connection with the acquisitions of MBW, LC and DH the Company paid to certain members of MBW LLC, who are also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions and related financings. The aggregate amount paid to certain members of MBW LLC for the years ended December 31, 1998 and December 27, 1997 was $4.0 million and $4.7 million, respectively, and was funded by the proceeds of the financings. Of this amount, $0 and $1.2 million was paid to Dartford; $0 and $0.3 million in total was paid to Mr. Thomas J. Ferraro (President, Dry Grocery Division) and Mr. C. Gary Willett (Executive Vice President, Dry Grocery Division); $3.0 million and $2.7 million was paid to MDC; and $1.0 million and $0.5 million was paid to Fenway Partners Capital Fund, L.P. ("Fenway"), whose partners include Mr. Peter Lamm, Mr. Andrea Geisser and Mr. Richard C. Dresdale (all directors of the Company) in 1998 and 1997, respectively. The fee amounts were negotiated among the equity investors.

   Each of Fenway, MDC, and Dartford earned $1.5 million; UBS Capital LLC, whose president is Mr. Charles J. Delaney (a director of the Company), earned $0.2 million; and each of Tiger Oats Limited, whose directors include Mr. Clive A. Apsey (a director of the Company), and the California Public Employees Retirement System, who granted the right to vote all of the public shares of common stock of the Company it holds to MDC under an irrevocable proxy, earned $0.1 million in fees in connection with the Contribution transaction.

   The Company entered into agreements pursuant to which it agreed to pay transaction fees to each of Fenway, MDC, and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. The agreements terminated upon the resignation of Ian Wilson on February 17, 2000. The acquisition price is defined as the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

   The Company agreed to pay Dartford $0.8 million per year as reimbursement of corporate headquarters expenses which include staff salaries, miscellaneous office expenses related to the administration of the Company's corporate headquarters, and rent for the space leased by Dartford and used by the Company as its corporate headquarters for a term ended July 1, 2000.

   On December 31, 1996 and January 16, 1998, Mr. Ferraro, executed promissory notes in the amount of $60,000 and $131,000, respectively, in favor of the Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in MBW LLC. The promissory notes mature December 31, 1999 and January 16, 2001. Interest is due and payable quarterly at the rate of 8% per annum and there are required annual principal payments. The aggregate balance outstanding on his promissory notes was $151,000 as of December 31, 1998 and was $40,000 as of December 27, 1997.

   On September 19, 1995, Mr. Ellinwood, executed a promissory note in the amount of $125,000 in favor of VDK to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in VDK LLC. The promissory note matures March 31, 1999. Interest is due and payable quarterly at the rate of 8.5% per annum. The balance outstanding on his promissory note as of December 31, 1998 and December 27, 1997 was $41,666.

NOTE 14--INCENTIVE PLAN EXPENSE

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

   The VDK Plan provided for tax gross-up payments on certain distributions. Because the Company received the tax benefit of such distributions and related tax gross-up payments, and because the tax benefit was expected to exceed the amount of the tax gross-up payments, the Company recorded the $11.8 million liability for any of the tax gross-up payments due. The tax benefit of the tax gross-up payment and related distributions of $17.1 million, which more than offsets the gross-up payments, has been recorded to income tax expense and as a deferred tax asset.

   To facilitate payment of the tax gross-up obligation and recognition of related tax benefits, VDK adopted a new incentive plan (the "New VDK Plan" and together with the VDK Plan, the "VDK Plans"), which was assumed by the Company in connection with the Contribution. Under the New VDK Plan, the Company distributed 1,801,769 shares of the Company's Common Stock to VDK Covered Employees who were granted certain types of VDK Management Units under the VDK Plan. The issuance of such shares (the "MC Shares") did not increase the number of outstanding shares of Common Stock because the Company's obligations to issue the MC Shares was contingent upon the Company's receiving from VDK LLC, as a contribution, a number of shares of the Company's Common Stock owned by VDK LLC equal to the number of MC Shares. The Company had no obligation to issue MC Shares unless it receives a contribution of an equal number of shares from VDK LLC. VDK LLC was obligated to contribute such shares to the Company after the closing of the Equity Offerings. The Company's obligation to make the tax gross-up payments referred to above was subject to the Company being allowed a deduction for federal income tax purposes with respect to the payment of the MC Shares and tax gross-up payment. On July 1, 1999, the company satisfied its liability under the VDK Plans by distributing shares of the Company's common stock and paying the associated tax gross-up liability.

NOTE 15--COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

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

   The Company is subject to other litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing other litigation would not have a material adverse effect on the Company's financial condition or results of operations.

Purchase Commitments

   The Company has entered into manufacturing contracts, which require minimum annual production orders. The minimum annual production orders for all contracts through the year 2002 are 5.8 million cases of product. This volume represents substantially less than the Company's current production requirements.

NOTE 16--STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

   The Company has a stock option plan and an employee stock purchase plan as described below. The Company applies APB 25 and its related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

   Prior to the Equity Offerings, the Board of Directors adopted the 1998 Long Term Incentive Plan (the "1998 Option Plan") and the sole stockholder approved such plan. Under the 1998 Option Plan, the Company is authorized to grant both incentive and non-qualified stock options to purchase common stock up to an aggregate amount of 3,500,000 shares. No incentive stock options may be granted with an exercise price less than fair market value of the stock on the date of grant; non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant. Options are generally granted with a term of ten years and vest ratably over three years beginning on either the first or third anniversary of the date of grant.

   A summary of the activity under the 1998 Option Plan is as follows:

                                                        Weighted Average
                                              Options    Exercise Price  Options
                                            Outstanding    per Share     Vested
                                            ----------- ---------------- -------
  December 31, 1997........................        --        $  --         --
    Granted................................  2,031,900        20.91        --
    Vested.................................        --           --         --
    Forfeited..............................    (30,250)       20.91        --
                                             ---------       ------       ----
  December 31, 1998........................  2,001,650        20.91        --

   For the purposes of calculating compensation cost under SFAS 123, the minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 0.20, a risk-free interest rate of 4.8% and expected option lives of three to five years. Had the minimum value of the options been calculated in accordance with SFAS 123, net loss available to common stockholders would have been $70.0 million and loss per diluted share would have been $1.31.

   Prior to the Equity Offerings, the Board of Directors adopted the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and the sole stockholder approved such plan covering an aggregate of 200,000 shares of common stock. Under the 1998 Purchase Plan, eligible employees have the right to purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the date of purchase. Purchases are made from accumulated payroll deductions of up to 15% of such employee's earnings. During the year ended December 31, 1998, 16,193 shares were purchased under the 1998 Purchase Plan at $16.84 per share.

NOTE 17--EARNINGS PER SHARE

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

   The table below summarizes the numerator and denominator for the basic and diluted earnings per share calculations (in thousands except per share amounts):

                                      Years Ended
                             ------------------------------
                             December 31, 1998 December 27,
                               (as restated)       1997
                             ----------------- ------------
   Numerator:
   Net (loss) income before
    extraordinary item.....      $(59,918)       $ 1,235
   Extraordinary item, net
    of tax.................         9,211            --
                                 --------        -------
   Net (loss) income.......      $(69,129)       $ 1,235
                                 ========        =======
   Denominator--Basic
    shares:
   Average common shares
    outstanding............        53,541         29,053
                                 --------        -------
   Basic earnings per
    share..................      $  (1.29)       $  0.04
                                 ========        =======
   Denominator--Diluted
    shares:
   Average common shares
    outstanding............        53,541         29,053
   Dilutive effect of
    common stock
    equivalents............           --             --
                                 --------        -------
   Total diluted shares....        53,541         29,053
                                 --------        -------
   Diluted earnings per
    share..................      $  (1.29)       $  0.04
                                 ========        =======

NOTE 18--SEGMENT INFORMATION

   The Company groups its businesses in two operating segments: dry grocery division and frozen food division. The operating segments are managed as strategic units due to their distinct manufacturing methodologies, distribution channels and dedicated segment management teams. The dry grocery division includes Duncan Hines(R) baking mix, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast and Celeste(R) brand frozen pizza products.

   The following table presents a summary of operations by segment (in thousands):

                                                           Years Ended
                                                  ------------------------------
                                                  December 31, 1998 December 27,
                                                    (as restated)       1997
                                                  ----------------- ------------
   Net sales
     Dry grocery.................................    $  505,328       $143,020
     Frozen food.................................       279,229            --
                                                     ----------       --------
       Total.....................................    $  784,557       $143,020
                                                     ==========       ========
   Operating income
     Dry grocery.................................    $   (2,998)      $ 23,398
     Frozen food.................................         9,490            --
                                                     ----------       --------
       Total.....................................    $    6,492       $ 23,398
                                                     ==========       ========
   Total assets
     Dry grocery.................................    $  889,538       $372,739
     Frozen food.................................       558,904            --
                                                     ----------       --------
       Total.....................................    $1,448,442       $372,739
                                                     ==========       ========
   Depreciation and amortization
     Dry grocery.................................    $   25,258       $ 10,057
     Frozen food.................................        16,609            --
                                                     ----------       --------
       Total.....................................    $   41,867       $ 10,057
                                                     ==========       ========
   Capital expenditures
     Dry grocery.................................    $   24,649       $  2,411
     Frozen food.................................        14,061            --
                                                     ----------       --------
       Total.....................................    $   38,710       $  2,411
                                                     ==========       ========

NOTE 19--QUARTERLY FINANCIAL DATA

   As described in Note 1, the unaudited quarterly information for the three months ended September 30, 1998 and December 31, 1998 have been restated.

   Unaudited quarterly financial data for the years ended December 31, 1998 and December 27, 1997 are as follows (in thousands except per share data):

                         Quarter 1  Quarter 2       Quarter 3               Quarter 4
                         ---------  --------- ----------------------  ----------------------
                                              As previously    As     As previously    As
                          Actual     Actual     reported    Restated    reported    Restated
                         ---------  --------- ------------- --------  ------------- --------
Year ended December 31,
 1998:
Net sales............... $ 89,385   $199,813    $220,368    $218,768    $279,627    $276,591
Gross profit............   51,651    118,070     131,104     128,794     170,821     167,107
Operating income
 (loss).................  (50,138)    25,562      28,215      11,149      41,123      19,919
Adjusted operating
 income.................   11,788     24,667      29,484      12,416      45,763      24,570
Net income (loss).......  (64,832)     3,230         654     (12,117)     15,571       4,592
Basic earnings (loss)
 per share..............    (1.20)      0.06        0.01       (0.18)       0.28        0.07
Diluted earnings (loss)
 per share..............    (1.20)      0.06        0.01       (0.18)       0.28        0.07
Adjusted basic earnings
 per share..............     0.08       0.03        0.12       (0.06)       0.28        0.11

Year ended December 27,
 1997:
Net sales............... $ 21,253   $ 21,639         N/A    $ 49,125         N/A    $ 51,003
Gross profit............   14,086     14,535         N/A      33,896         N/A      34,774
Operating income........    4,826      3,346         N/A      10,146         N/A       5,080
Adjusted operating
 income.................    4,952      3,528         N/A      11,135         N/A       8,196
Net income (loss).......      (71)       415         N/A       1,923         N/A      (1,032)
Basic earnings (loss)
 per share..............     0.00       0.01         N/A        0.07         N/A       (0.04)
Diluted earnings (loss)
 per share..............     0.00       0.01         N/A        0.07         N/A       (0.04)
Adjusted basic earnings
 per share..............     0.00       0.02         N/A        0.09         N/A        0.03

   Adjusted operating income excludes incentive plan expense and transition expenses for the respective quarters. Adjusted basic earnings per share exclude the after-tax effect of incentive plan expense, transition expenses and extraordinary items for the respective quarters.

NOTE 20--RESTATEMENT

   As described in Note 1, the December 31, 1998 Financial Statements have been restated. A summary of the effects of the restatement follows (in thousands, except per share data):

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         December 31, 1998
                                                     -------------------------
                                                     As Previously
                                                       Reported    As Restated
                                                     ------------- -----------
Net sales...........................................   $789,193     $784,557
Cost of goods sold..................................    317,547      318,935
                                                       --------     --------
  Gross profit......................................    471,646      465,622
                                                       --------     --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution........................     74,703       77,553
  Trade promotions..................................    173,467      201,926
  Consumer marketing................................     56,683       56,699
                                                       --------     --------
    Total brokerage, distribution and marketing
     expenses.......................................    304,853      336,178
Amortization of goodwill and other intangibles......     30,048       30,048
  Selling, general and administrative expenses......     25,043       25,955
  Incentive plan expense............................     56,583       56,583
  Transition expenses...............................     10,357       10,366
                                                       --------     --------
    Total operating expenses........................    426,884      459,130
                                                       --------     --------
Operating income....................................     44,762        6,492
  Interest expense, net.............................     64,487       64,493
  Amortization of deferred financing expense........      1,872        1,872
  Other bank and financing expenses.................        263          259
                                                       --------     --------
    Loss before income taxes and extraordinary
     loss...........................................    (21,860)     (60,132)
Income tax expense (benefit)........................     14,306        (214)
                                                       --------     --------
    Net loss before extraordinary loss..............    (36,166)     (59,918)
Extraordinary loss on early extinguishment of debt,
 net of tax.........................................      9,211        9,211
                                                       --------     --------
    Net loss........................................   $(45,377)    $(69,129)
                                                       ========     ========
Basic and diluted loss per share before
 extraordinary loss.................................   $  (0.68)    $  (1.12)
Extraordinary loss per share........................       0.17         0.17
                                                       --------     --------
Basic and diluted loss per share....................   $  (0.85)    $  (1.29)
                                                       ========     ========

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31, 1998
                                                       ------------------------
                                                       As previously     As
                                                         reported     restated
                                                       ------------- ----------
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $      354   $      354
  Accounts receivable, net............................      86,539       82,093
  Inventories.........................................      76,674       77,331
  Prepaid expenses and other assets...................       6,517        6,850
  Asset held for sale.................................       3,000          --
  Current deferred tax assets.........................       8,251       27,170
                                                        ----------   ----------
    Total current assets..............................     181,335      193,798
Property, plant and equipment, net....................     153,167      152,085
Goodwill and other intangible assets, net.............   1,072,760    1,072,759
Asset held for sale...................................         --         3,000
Other assets..........................................      26,620       26,800
                                                        ----------   ----------
    Total assets......................................  $1,433,882   $1,448,442
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of senior secured term debt.........  $   20,000   $   20,000
  Senior secured revolving debt facility..............      85,850       85,850
  Accounts payable....................................      59,078       59,395
  Accrued liabilities.................................      49,836       83,433
                                                        ----------   ----------
    Total current liabilities.........................     214,764      248,678
Non-current deferred tax liabilities..................         649        5,047
Other liabilities.....................................      12,372       12,372
Long-term debt........................................     602,242      602,242
                                                        ----------   ----------
    Total liabilities.................................     830,027      868,339
                                                        ----------   ----------
Stockholders' equity:
  Preferred stock.....................................         --           --
  Common stock........................................         670          670
  Paid-in capital.....................................     647,889      647,889
  Promissory notes....................................        (562)        (562)
  Accumulated deficit.................................     (44,142)     (67,894)
                                                        ----------   ----------
    Total stockholders' equity........................     603,855      580,103
                                                        ----------   ----------
    Total liabilities and stockholders' equity........  $1,433,882   $1,448,442
                                                        ==========   ==========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
of CONOPCO, Inc.

   We have audited the accompanying statement of operations for the year ended December 31, 1996 of Mrs. Butterworth's Business, a component of CONOPCO, Inc. (the "Business"). This financial statement is the responsibility of CONOPCO, Inc.'s management. Our responsibility is to express an opinion on this statement based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   The accompanying financial statement was prepared to present the results of operations of the Business pursuant to the purchase agreement between CONOPCO, Inc. and MBW Acquisition Corp. (the "Buyer") as described in Note 1.

   In our opinion, the financial statement referred to above presents fairly, in all material respects, the results of its operations for the Business for the year ended December 31, 1996, pursuant to the purchase agreement referred to in Note 1, in conformity with generally accepted accounting principles.

                                          PricewaterhouseCoopers LLP

San Francisco, California
March 14, 1997

                          Mrs. Butterworth's Business
                         (A Component of CONOPCO, Inc.)

                            Statement of Operations
                                 (in thousands)

                                                                     Year Ended
                                                                    December 31,
                                                                        1996
                                                                    ------------
Net sales..........................................................   $89,541
Costs and expenses:
  Cost of products sold............................................    28,955
  Brokerage and distribution.......................................     8,140
  Trade promotions.................................................    17,672
  Consumer marketing...............................................    10,835
  Selling, general and administrative..............................     6,753
                                                                      -------
    Total costs and expenses.......................................    72,355
                                                                      -------
Income before taxes................................................    17,186
  Provision for income taxes.......................................     6,616
                                                                      -------
Net income.........................................................   $10,570
                                                                      =======




  The accompanying notes are an integral part of the statement of operations.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                       Notes to Statement of Operations

                         Year Ended December 31, 1996
                                (in thousands)

1. Description of Business

   In December 1996, CONOPCO, Inc. ("CONOPCO" or the "Company"), a subsidiary of Unilever United States, Inc., entered into an Asset Purchase Agreement (the "Agreement") with MBW Acquisition Corp., the predecessor of MBW Foods Inc. (the "Buyer"). The Agreement provides for the sale of certain assets of CONOPCO pertaining to its Mrs. Butterworth's Business (the "Business") and the assumption of certain liabilities relating to future commitments as defined (see Note 7). The Business was operated as part of Van den Bergh Foods Company ("Van den Bergh"), a division of the Company. The Business' products, which are distributed on a national basis, consist of syrup and pancake mix. A significant portion of the Business' net sales are with major retailers.

   The sale was consummated on December 31, 1996, after the close of business but before the end of the business day. Under the terms of the Agreement, CONOPCO, Inc. sold to the Buyer certain assets exclusively used in the Business, as defined in the Agreement, and retains the manufacturing plants, employees and the retained liabilities of the Business, as defined in the Agreement.

   Throughout the period covered by the financial statements, the Business operations were conducted and accounted for as a part of the Company. The Statement of Operations has been carved out from the Company's historical accounting records.

   Under the Company's centralized cash management system, cash requirements of the Business were generally provided directly by the Company and cash generated by the Business was generally remitted directly to the Company. Transaction systems (e.g., payroll, employee benefits, accounts payable) used to record and account for cash disbursements were provided by centralized company organizations outside the defined scope of the Business. Most of these corporate systems are not designed to track assets/liabilities and receipts/payments on a business specific basis. Given these constraints and the fact that only certain assets of the Business were sold, statements of financial position and cash flows could not be prepared.

   The manufacturing and distribution operations of the Business are conducted at sites where other Company manufacturing and distribution not included in the Business are present. In addition, certain non-manufacturing operations of the Business share facilities and space with other Company operations. At these shared sites, only the assets of the Business (inventories and machinery and equipment) were sold in accordance with the Agreement.

   Net sales in the accompanying Statement of Operations represent net sales directly attributable to the Business. Costs and expenses in the accompanying statement of operations represent direct and allocated costs and expenses related to the Business. Costs for certain functions and services performed by centralized Company organizations outside the defined scope of the Business have been allocated to the Business based on usage or sales of the Business, as appropriate, compared to total Van Den Bergh usage or sales. The results of operations include expense allocations for (1) costs for administrative functions and services performed on behalf of the Business by centralized staff groups within the Company, (2) research and development expense and (3) CONOPCO's general corporate expenses including pension and certain other postretirement benefits costs (see Note 2, 3 and 5 for a description of the allocation methodologies employed). CONOPCO maintains all debt and notes payable on a consolidated basis to fund and manage all of its operations. Debt and related interest expense were not allocated to the Business.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                 Notes to Statement of Operations--(Continued)

                         Year Ended December 31, 1996
                                (in thousands)

   All of the allocations and estimates in the Statement of Operations are based on assumptions that Company management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity or future results of the Business.

2. Summary of Significant Accounting Policies

   Income recognition. Sales and related cost of products sold are included in income and expense, respectively, when products are shipped to the customer.

   Inventories. Inventories are priced at the lower of cost or market with cost determined by the last-in, first-out (LIFO) method.

   Machinery and equipment ("M&E"). M&E is stated at historical cost. Alterations and major overhauls which extend the lives of its property or increase the capacity of M&E are capitalized. The amounts for property disposals are removed from M&E and accumulated depreciation accounts and any resultant gain or loss is included in earnings. Ordinary repairs and maintenance are charged to operating costs.

   Depreciation. Van Den Bergh calculates depreciation using the straight-line method over the useful lives of its property and M&E. Depreciation provided in costs and expenses is allocated to the Business based on sales of the Business compared to total Van Den Bergh sales.

   Cost of Products Sold. Cost of products sold includes direct costs of materials, labor, and overhead and allocated costs for facilities, functions and services used by the Business at shared sites. Overhead allocations are based on estimated time spent by employees, relative use of facilities, estimated consumption of supplies, and sales of the Business compared to total Van Den Bergh sales.

   Brokerage and distribution. Brokerage and distribution includes costs of the outside brokerage network and outbound freight.

   Trade promotions. Trade promotions represents promotional incentives offered to retailers.

   Consumer marketing. Consumer marketing is comprised of all costs associated with advertising coupons. Advertising expense is accrued as incurred. Production costs are expensed on the initial use of the advertisement.

   Selling, general and administrative. Selling, general and administrative consists solely of allocated selling, administration and research and development expenses. The Business is allocated these expenses based on sales of the Business compared to total Van den Bergh sales.

   Income taxes. The taxable income of the Business was included in the tax returns of CONOPCO. As such, separate income tax returns were not prepared or filed for the Business. The provision for income taxes included in the accompanying Statement of Operations has been determined based upon statutory rates applied to pre-tax income.

   Pensions. The Company has noncontributory defined benefit plans covering substantially all U.S. employees, including the employees of the Business. The benefits for these plans are based primarily on employees' years of service and employees' compensation during the last years of employment. It is the

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                 Notes to Statement of Operations--(Continued)

                         Year Ended December 31, 1996
                                (in thousands)
Company's policy to fund at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The Company maintains profit-sharing and savings plans for full-time employees who meet certain eligibility requirements. The costs allocated to the Business relative to the aforementioned plans are based on sales of the Business.

   Other post retirement benefits. The Company provides certain health care and life insurance benefits (post retirement benefits) to substantially all eligible retired U.S. employees and their dependents. These benefits are accounted for as they are earned by active employees. The post retirement costs allocated to the Business are based on sales of the Business.

   Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Also, as discussed in Note 1, the Statement of Operations includes allocations and estimates that are not necessarily indicative of the costs and expenses that would have resulted if the Business had been operated as a separate entity or future results of the Business.

3. Related Party Transactions

   The Statement of Operations includes significant allocations from other Company organizations involving functions and services (such as finance and accounting, management information systems, research and development, legal, human resources and purchasing) that were provided to the Business by centralized CONOPCO organizations outside the defined scope of the Business. The costs of these functions and services have been allocated to the Business using methods that CONOPCO's management believes are reasonable. Such allocations are not necessarily indicative of the costs that would have been incurred if the Business had been a separate entity. Total cost of products sold includes $2,656 in allocated costs for the year ended December 31, 1996. Selling, general and administrative expenses include $6,753 of allocated costs for the year ended December 31, 1996.

4. Provision for Income Taxes

   Taxes computed at the U.S. statutory rates are summarized below:

                                                                        1996
                                                                     -----------
                                                                     Amount  %
                                                                     ------ ----
      Federal....................................................... $5,843 34.0
      State (net of federal tax benefit)............................    773  4.5
                                                                     ------ ----
      Provision for income taxes.................................... $6,616 38.5
                                                                     ====== ====

5. Inventories

   The Company's application of LIFO is not attributable to individual business units. Accordingly, the results of applying LIFO have been allocated to the Business based on relative inventory values. Management believes such allocations are reasonable, but may not necessarily reflect the cost that would have been incurred if LIFO had been applied on a business specific basis.

                          Mrs. Butterworth's Business

                        (A Component of CONOPCO, Inc.)

                 Notes to Statement of Operations--(Continued)

                         Year Ended December 31, 1996
                                (in thousands)

6. Depreciation Expense

   Depreciation provided in costs and expenses was $277 in 1996.

7. Commitments and Contingencies

   The Business is currently subject to certain lawsuits and claims with respect to matters such as product liability and other actions arising in the normal course of business. Such lawsuits and claims, as defined in the Agreement, are the responsibility of CONOPCO.

   In the normal course of its operations, the Business has informal agreements with two suppliers to provide the Business with its glass bottle requirements. These informal agreements contain no specified duration and are subject to price adjustments. If these agreements were to terminate, the Company expects that the Business would acquire any on-hand inventory of the suppliers.

                                                 Schedule IX--Valuation Reserves

        Column A          Column B             Column C              Column D   Column E
------------------------ ---------- ------------------------------- ---------- ----------
                                               Additions
                         Balance at -------------------------------            Balance at
                         Beginning  Charged to Costs   Charged to                 End
      Description        of Period    and Expenses   Other Accounts Deductions  of Year
------------------------ ---------- ---------------- -------------- ---------- ----------
December 27, 1997
Allowance for doubtful
 accounts...............  $    --       $140,000        $    --      $    --    $140,000
                          ========      ========        ========     ========   ========
December 31, 1998
Allowance for doubtful
 accounts...............  $140,000      $202,000        $419,000     $(91,000)  $670,000
                          ========      ========        ========     ========   ========