Form 10-K
period 2000-12-31
AURORA FOODS INC /DE/
filed 2001-04-02
CIK 1060024

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from           to

                       Commission File Number 333-50681

                               ----------------

                               AURORA FOODS INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                      94-3303521
         (State or Other Jurisdiction                          (IRS Employer
      of Incorporation or Organization)                     Identification No.)

                    1000 Union Station, St. Louis, MO 63103
          (Address of Principal Executive Office, Including Zip Code)

                                (314) 241-0303
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
      Title of Each Class                            Which Registered
      -------------------                        ------------------------
      Common Stock, par value $0.01 per
       share                               New York Stock Exchange
                                           Pacific Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2001, based upon the closing price of the Common Stock as reported on the New York Stock Exchange on such date, was approximately $208,642,039.

   Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

                                                              Shares Outstanding
                                                                March 28, 2001
                                                              ------------------
      Common Stock, $0.01 par value..........................     73,239,410

                     Documents incorporated by reference:

   Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference in Part III

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   Aurora Foods Inc. (the "Company") is a leading producer and marketer of premium branded food products including Duncan Hines(R) baking mix products, Lender's(R) bagel products, Mrs. Butterworth's(R) and Log Cabin(R) syrup products, Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza and Chef's Choice(R) frozen skillet meals. The Company's brands are among the most widely recognized food brands in the United States and have leading market positions. The Company groups its brands into two general divisions: the dry grocery division and the frozen foods division.

Current Year Developments

   The Company was significantly affected by the following items in the past year.

 Special Committee Investigation; Restatement of Financial Results

   As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on February 11, 2000, the Company's Board of Directors, after discussions with the Company's auditors, PricewaterhouseCoopers LLP, formed a special committee (the "Special Committee") to conduct an investigation into the Company's application of its accounting policies. The Special Committee retained legal counsel, which retained an independent accounting firm to assist in the investigation.

   Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the unaudited interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Unaudited restated condensed financial statement information for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 have been included in the notes to the consolidated financial statements included herein. All restated financial information included herein has been adjusted to properly expense costs and recognize revenues in accordance with generally accepted accounting principles and the Company's stated accounting policies included in the notes to the consolidated financial statements.

   For the year ended December 31, 1998, these misstatements primarily understated trade promotions expense by $28.5 million, overstated net sales by $4.6 million, understated brokerage and distribution expense by $2.8 million and understated cost of goods sold by $1.4 million. After adjusting for the misstatements, the Company recalculated its income tax provision reducing income tax expense by $14.5 million. The impact of the misstatements on reported operating results for the year ended December 31, 1998, was to overstate gross profit by $6.0 million, operating income by $38.3 million, and net income by $23.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restatements" and Notes 1 and 24 to the consolidated financial statements.

   The Company has filed amended Form 10-Qs for the quarters ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, and an amended Form 10-K for the year ended December 31, 1998.

 Management Changes

   On February 17, 2000 the following members of senior management resigned:
Ian R. Wilson, Chairman and Chief Executive Officer, James B. Ardrey, Vice Chairman, Ray Chung, Executive Vice President and M. Laurie Cummings, Chief Financial Officer. Mr. Wilson and Mr. Ardrey also resigned from the Board of Directors. The Board appointed Richard C. Dresdale, President of Fenway Partners, Inc. as Chairman of the Board, David E. De Leeuw, Managing Director of McCown De Leeuw & Co., Inc., as Vice Chairman, Peter Lamm, Chairman and Chief Executive Officer of Fenway Partners, Inc. as acting President and Chief Executive Officer and Andrea Geisser, Managing Director of Fenway Partners, Inc. as acting Vice President-- Finance, acting Treasurer and acting Secretary, effective February 18, 2000.

   On April 3, 2000, the Company announced that it had hired James T. Smith as President and Chief Executive Officer of the Company, and Christopher T. Sortwell as Executive Vice President and Chief Financial Officer. Mr. Smith and Mr. Sortwell were also elected to the Board of Directors of the Company. See "Directors and Executive Officers of the Company" in the Aurora Foods Inc. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders.

 Legal Proceedings

   Following the announcement of the aforementioned investigation, several purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California alleging that the Company and the directors and officers who resigned on February 17, 2000 violated federal securities laws. On April 14, 2000, certain of the Company's current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company's restatement of its financial statements. The case was then removed to federal court in San Francisco.

   On January 16, 2001, the Company announced that it reached a preliminary agreement to settle the Securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit but have not yet been approved by the court. The District Court has scheduled a final hearing to approve the settlement on May 11, 2001.

   Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001 the Company entered into definitive agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of March 23, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices determined at later dates. However, members of the class have the opportunity to opt out of the settlement agreement, and bring separate claims against the Company.

   In addition, the Company has agreed to continue to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of the Company's finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

   The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the Southern District of New York (the "U.S. Attorney") also initiated investigations relating to the events that resulted in the restatement of the Company's financial statements for prior periods ("Prior Events").

   On January 23, 2001, the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. The U.S. Attorney did not bring charges against the Company.

   In a cooperation agreement with the U.S. Attorney, the Company confirmed that it would continue to implement an extensive compliance program, which will include an internal audit function, a corporate code of conduct, a comprehensive policies and procedures manual, employee training and education on policies and procedures and adequate disciplinary mechanisms for violations of policies and procedures.

   In addition, the Company consented to the entry of an order by the SEC requiring compliance with requirements for accurate and timely reporting of quarterly and annual financial results, and the maintenance of internal control procedures in connection with a civil action by the SEC concerning accounting irregularities at the Company in 1998 and 1999. Aurora did not either admit or deny any wrongdoing, and the SEC did not seek any monetary penalty. The Company also committed to continue to cooperate with the SEC in connection with its actions against certain former members of management and former employees.

   See "Item 3. Legal Proceedings."

 Headquarters

   In February 2000, the company relocated its corporate headquarters from San Francisco, CA to the frozen food division corporate office in St. Louis, MO. During the third quarter of 2000, the Company closed its office in Columbus, Ohio and consolidated its administrative offices and functions in St. Louis, Missouri.

Products and Markets

   The Company has acquired premium, well recognized brands with strong brand equity that have been under-marketed and under-managed in recent years and have become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they have lacked in recent years. The Company's goal is to then sustain the growth of the brands with high levels of marketing support directed towards increased advertising, consumer promotions, new products, product improvements and new packaging. Each of the Company's brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in the dry grocery and frozen food industry segments, and sells its products nationwide to supermarkets and other retail channels. The Company sells its products through food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers and distributors. The Company also sells its products in the club store, private label, military, and foodservice distribution channels. Foodservice customers include restaurant chains, business/industry, and schools.

   The Company's net sales are generated from the following product lines (in thousands):

                                     Actual Years Ended          Year Ended
                                        December 31,            December 31,
                                ----------------------------        1999
                                   2000      1999     1998     Pro forma (1)
                                ---------- -------- -------- ------------------
                                              (Unaudited)
Frozen division:
  Seafood...................... $  200,469 $198,033 $ 99,560 $  196,974
  Bagels.......................    169,563   26,927      --     177,577
  Breakfast products...........    115,347  111,448   77,682    109,869
  All other....................    138,128  128,511   64,199    146,492
                                ---------- -------- -------- ----------
                                   623,507  464,919  241,441    630,912
                                ---------- -------- -------- ----------
Dry grocery division:
  Baking mixes and frostings...    241,152  245,035  268,451    245,222
  Syrup and mixes..............    135,472  166,252  179,747    158,146
                                ---------- -------- -------- ----------
                                   376,624  411,287  448,198    403,368
                                ---------- -------- -------- ----------
                                $1,000,131 $876,206 $689,639 $1,034,280
                                ========== ======== ======== ==========

- --------
(1) Proforma amounts include adjustments to historical results to reflect the acquisitions of Lender's and Chef's Choice and the adoption of EITF 00-14 (Accounting for Certain Sales Incentives) as if they had taken place at the beginning of 1999.

   References to market, category and segment sales, market share percentages and market positions reflect U.S. retail supermarket sales dollars for the 52-week period ended December 24, 2000, as gathered by Information Resources Incorporated for the frozen food and fresh Lender's brands; and for the 52-week period ended December 23, 2000, as gathered by A.C. Nielsen Company for the dry grocery brands.

Dry Grocery Division

   The Company has three brands in the dry grocery segment: Duncan Hines(R), Mrs. Butterworth's(R), and Log Cabin(R).

 Duncan Hines(R)

   For nearly 45 years, the Duncan Hines(R) brand has represented excellence in baking mixes. The Duncan Hines(R) product line consists of cake mix, ready-to-spread frosting, brownie mix, muffin mix, and cookie mix. Duncan Hines(R) cake mix products are universally available throughout chain grocery stores in the United States and have a market share of nearly 33%. Consumer research indicates the Duncan Hines(R) brand appeals to the consumer who wants to bake a "quality, good as homemade" product. In 2000, the Company expanded its successful Red Velvet cake mix and Cream Cheese frosting items into national distribution. The Company also introduced a Turtle Brownie mix.

   The Duncan Hines(R) brand has been built on the strength of its cake mix. Introduced in 1956, Duncan Hines(R) has the #1 and #2 selling stock keeping units in the cake mix segment (yellow and butter golden cake mixes). Cake mixes accounted for approximately 62% of Duncan Hines(R) total retail volume for the year ended December 31, 2000. To complement its cake mixes, Duncan Hines(R) offers Ready To Spread frostings. Popular Duncan Hines(R) frostings include chocolate and vanilla flavors. Duncan Hines(R) also offers two tiers of brownie mixes, family-style and chocolate lovers. Other Duncan Hines(R) products include muffin and cookie mixes.

 Mrs. Butterworth's(R) and Log Cabin(R)

   Together, the Mrs. Butterworth's(R) and Log Cabin(R) syrup products have a leading 32% share of the syrup category. Different consumer perceptions of these two brands offer unique opportunities for consumer targeting.

Mrs. Butterworth's(R) distinctive, grandmother-shaped bottle and buttery flavor represents a fun image to families with children. The strong heritage of Log Cabin(R), which dates back to 1888, represents authentic, rich maple brand equity targeted to a more traditional, "warm and cozy" breakfast experience. The Company also sells Country Kitchen(R) value-priced syrup, to target the economy segment. Introduced in 1954, Country Kitchen(R) has the highest share in the economy segment. Mrs. Butterworth's(R), Log Cabin(R) and Country Kitchen(R) are offered in regular and lite versions. The Company also sells pancake mixes under the Mrs. Butterworth's(R) and Log Cabin(R) brands. In 1998, the Company introduced a sugar-free syrup under the Log Cabin(R) label to target health-conscious and diabetic consumers, which has become the leading brand in the sugar-free syrup segment.

Frozen Food Division

   The Company has six brands in the frozen foods segment: Lender's(R), Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R), Celeste(R), and Chef's Choice(R).

 Lender's(R)

   Founded in 1927, the Lender's(R) brand is synonymous with bagels. Lender's(R) is the leading brand of scannable bagels (bagels sold through the grocery store, excluding in-store bakery), with a 32% market share. The Lender's(R) brand participates in all three scannable bagel categories: frozen, refrigerated and fresh. In the frozen and refrigerated segments, Lender's(R) enjoys leading market shares of 80% and 68%, respectively. In the fresh segment, Lender's(R) is the number three brand. Lender's(R) bagels are offered in a variety of flavors and styles: Lender's(R) Original, Lender's(R) Big "n Crusty(R), Lender's(R) Refrigerated Bagel Shop(TM) and Lender's(R) Fresh Bagel Shop(TM).

   Beginning in the Fall of 2000, the Company introduced new packaging, new products, and product improvements. New packaging graphics were introduced across the entire line to improve shelf visibility, appetite appeal, standardize the Lender's(R) logo, and more effectively communicate flavors. Two new frozen Lender's(R) Original(R) bagel flavors (Chocolate Chip and Strawberry Swirl) were introduced regionally, Lender's(R) Big "n Crusty(R) frozen bagels were increased in size by 10%, and a new "bagel expert" positioning and advertising campaign were developed to begin airing in early 2001.

 Van de Kamp's(R) and Mrs. Paul's(R)

   The Company manufactures and markets frozen seafood products under the Van de Kamp's(R) and Mrs. Paul's(R) brands, which together hold a leading market share position of nearly 43% of the frozen prepared seafood category. The frozen seafood product line includes breaded and battered fish sticks and fish fillets, "healthy" breaded fish, grilled fish fillets, breaded shrimp, marinated shrimp, and specialty seafood items such as crab cakes and clam strips. The Company's dual brand strategy emphasizes both brands' respective regional strengths (Van de Kamp's(R) is the leading brand in the West and Central U.S., while Mrs. Paul's(R) is stronger in the Northeast and Southeast) and brand positioning (Van de Kamp's(R) targets families with younger children while Mrs. Paul's(R) targets adults and families with older children). The Van de Kamp's(R) trademark dates back over 40 years and is recognized as a fun, contemporary image that appeals to families with children. The Mrs. Paul's(R) franchise began in the mid-1940's with the introduction of deviled crab cakes and has grown to include a wide range of specialty seafood items that target the adult consumer. Van de Kamp's(R) appeals to larger families with younger children by offering larger package sizes and a newly developed advertising campaign to communicate the great taste of Van de Kamp's(R)--"Van de Kamp's(R)--the fish and shrimp you can't resist". Mrs. Paul's(R) targets smaller families with older children with larger portion sizes and a quality message focused on ingredients and preparation, "Only whole fillets, Never minced pieces, Only Mrs. Paul's(R)".

   In 2000, the Company introduced several new products into the large and growing shrimp segment of the seafood market. Van de Kamp's(R) introduced Buffalo shrimp and two marinated shrimp items; and Mrs. Paul's(R) entered the shrimp segment with three breaded shrimp items and two marinated shrimp items. The Company continues to build Van de Kamp's(R) and Mrs. Paul's(R) brand equity through television and print advertising, product news, and consumer promotions.

 Aunt Jemima(R)

   The Aunt Jemima(R) brand was established over 100 years ago. The Company offers Aunt Jemima(R) frozen breakfast products in three categories: French toast, pancakes and waffles. Aunt Jemima(R) is the French toast market leader with a 52% share, is the number two pancake brand and the only major brand of pancakes to increase market share in 2000 (3.8 points), and is the number three brand in the frozen waffle category. Aunt Jemima(R) waffle and pancake products are offered in four varieties: original, blueberry, buttermilk and lowfat. The French toast product is offered in two flavors: regular and cinnamon. During 2000, Aunt Jemima(R) continued to benefit from the early 1999 shift to expand its offerings of child friendly products such as round waffles, mini pancakes and French toast sticks. Aunt Jemima(R) mini pancakes sales increased 42% in 2000 and sales of French toast sticks increased nearly 39% in 2000, and a three-item line of waffle sticks was introduced into test markets late in the year.

 Celeste(R)

   For over 37 years, Celeste(R) frozen pizza has been a prominent regional brand in the Northeast. The Company offers Celeste(R) frozen pizzas in small and large sizes and a rising crust pizza under the Mama Celeste(TM) label. Celeste(R) small pizzas are marketed as Celeste(R) Pizza for One(TM). The large pizzas and the Mama Celeste(TM) Fresh-Baked Rising Crust pizza are value-priced relative to other large and rising crust pizzas. In the aggregate markets in which it competes, Celeste(R) Pizza for One(TM) is the leading brand of small pizzas in terms of dollar sales. Celeste(R) products are primarily sold in the Northeast, Florida and California. Late in 1999, Celeste(R) introduced two new flavors of Pizza for One(TM), Zesty Chicken Supreme and Sausage and Pepperoni, in aproximately 15% to 20% of the United Sates.

 Chef's Choice(R)

   The Chef's Choice(R) line of frozen skillet meals is a leading premium brand in the large and rapidly growing frozen prepared meal category, and is positioned in the Home Meal Replacement segment. Skillet meals are an entire meal in one package that can be cooked in a single skillet in less than fifteen minutes. The Chef's Choice(R) brand was created to address consumer demand for great tasting, restaurant quality meals that are easy to prepare. Chef's Choice(R) is a premium product offering and includes more protein and higher quality ingredients than other competitors in the category. During 2000, the Company introduced new, improved packaging graphics to provide stronger shelf impact, a more stylized branded logo, and more appetizing food photography to more effectively communicate the brand's premium positioning. Four new products were introduced in late 2000 to address consumer desires for additional variety. The Chef's Choice(R) product line consists of thirteen items: Shrimp Stir Fry, Chicken Stir Fry, Beef Stir Fry, Shrimp Linguini, Chicken Santa Fe, Chicken Marinara, Shrimp Fried Rice, Steak Ranchero, Ham with Roasted Potatoes, and four new flavors introduced in late 2000: Shrimp Alfredo, Chicken Alfredo, Garlic Chicken Primavera and Chicken Fried Rice.

Industry

   The U.S. food industry is relatively stable with growth driven primarily by modest population increases and new products. Over the last ten years, food companies have been divesting non-core business lines and making strategic acquisitions.

   The desire for nutrition and convenience strongly affects consumer demand for food products. Increasingly, consumers want nutritious food that is convenient to prepare and can be served as a meal occasion. The Company targets consumers between the ages of 25 and 54, and particularly households with children. There are approximately 40 million children between the ages of 5 and 14, which represent a growing target market for the Company.

   The Company competes in the dry grocery and frozen food categories of the retail food industry and in club, military and private label distribution channels. The Company is expanding its presence in foodservice and club channels, which the Company believes offer further growth opportunities.

Financial Information About Industry Segments

   See "Item 14(a) 1. Consolidated Financial Statements of the Company" incorporated herein by reference.

Trademarks

   The Company's principal trademarks are Duncan Hines(R), Lender's(R), Log Cabin(R), Mrs. Butterworth's(R), Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R), Celeste(R), and Chef's Choice(R). The trademarks are important to the maintenance of the Company's brands. The Company licenses, for use on frozen breakfast products, the Aunt Jemima(R) trademark pursuant to a perpetual, royalty-free, license agreement with The Quaker Oats Company ("Quaker Oats"). The license agreement requires the Company to obtain the approval of Quaker Oats for any material change to any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima(R) trademark. Quaker Oats can only withhold approval if such proposed use violates the terms of the license agreement. The Company also licenses the Chef's Choice(R) trademark pursuant to a perpetual, royalty free license agreement. The registrations for the Company's trademarks expire from time to time and the Company renews them in the ordinary course of business prior to the expiration dates.

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

Production

 Frozen Food Division

   The Company produces its Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products primarily at its Erie, Pennsylvania, and Jackson, Tennessee manufacturing facilities. The Company has also moved the manufacturing of some of its specialty seafood products from co-packers to a seafood processing facility in Yuba City, California that the Company acquired in February 1999. The Company also uses this facility to produce some of its new seafood items. The Company produces its Aunt Jemima(R) frozen breakfast products at its Jackson, Tennessee and Erie, Pennsylvania facilities and its Celeste(R) frozen pizza products at the Jackson, Tennessee facility. The Company produces its Lender's(R) frozen, refrigerated and fresh bagel products at its Mattoon, Illinois and West Seneca, New York facilities. The Company's Chef's Choice(R) products are packaged by a contract manufacturer and, starting in 2001, the Yuba City, California facility.

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

Raw Materials and Supplies

   The principal raw materials used by the Company are corn syrup, flour, sugar, fish, shrimp, eggs, cheese, vegetable oils, shortening, other agricultural products and paper and plastic for packaging materials. All such materials and supplies are available from numerous independent suppliers. The Company procures ingredients through its contract manufacturer partners for most of the dry grocery division. The procurement process for its frozen food division and the production of brownie mixes is managed by purchasing the necessary raw materials directly from various suppliers. The Company's objective is to meet both the Company's production needs and its quality standards, while achieving the lowest aggregate cost to the Company.

Research and Development

   The Company maintains its research and development department in St. Louis, Missouri. This department is responsible for all of the food research and product development for the Company. The Company uses food technology consultants where appropriate. The Company's research and development resources are focused on new product development, existing product enhancement, and cost optimization. Exploratory research is conducted in new business areas to assure a continuous pipeline of new and improved products. Cost optimization is accomplished through improvements in formulation, manufacturing process, and packaging.

Employees

   As of March 15, 2001, the Company had approximately 2000 employees. Of these, approximately 220 employees at the West Seneca, NY facility are covered by a collective bargaining agreement expiring in 2006. Management of the Company believes it generally has good relations with its employees and has not experienced any work stoppages or strikes.

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

   Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings"), and was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood business and the frozen dessert business (subsequently sold) from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from Quaker Oats in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC"). On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC ("New LLC"). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the "Contribution").

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

   On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast"), from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey. Seacoast markets the line of Chef's Choice(R) frozen skillet meals.

   On November 1, 1999, the Company acquired all the assets and certain liabilities of the Lender's Bagel business ("Lender's") from The Eggo Company, a subsidiary of the Kellogg Company ("Kellogg's").

ITEM 2. PROPERTIES

   The Company owns and operates five facilities, described in the following table, to manufacture its frozen foods products. The Company's lease in St. Louis, MO has been extended and will expire in September, 2001. The Company leases office space in Columbus, Ohio, pursuant to a lease which expires in 2004. Subsequent to consolidating its administrative functions in 2000, the Company has been actively seeking to sublease this space. The Company also sold a 175,000 square foot manufacturing facility located in Chambersburg, Pennsylvania, during 2000. The Company's facilities and equipment are subject to security interests granted to its lenders.

                                                                            Approximate
                                                                              Square
Location                               Principal Use                          Footage   Owned/Leased
- --------                               -------------                        ----------- ------------
Jackson, TN      Frozen breakfast, frozen pizza and grilled fish production   302,000       Owned

Erie, PA         Frozen seafood production                                    116,000       Owned

Yuba City, CA    Frozen seafood production                                     56,000       Owned

Mattoon, IL      Frozen and refrigerated bagel production                     215,000       Owned

West Seneca, NY  Frozen and fresh bagel production                             92,000       Owned

St. Louis, MO    Corporate office                                              50,000      Leased

   All of the Company's equipment is generally in good physical condition, well maintained and suitable for the manufacture of the particular product line for which it is used. The Company's equipment generally operates with some available capacity.

ITEM 3. LEGAL PROCEEDINGS

   As of November 9, 2000, the Company had been served with eighteen complaints in purported class action lawsuits filed in the U.S. District Court for the Northern District of California. The complaints received by the Company alleged that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions (the "Securities Actions") alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Securities Actions complaints sought damages in unspecified amounts. These Securities Actions purported to be brought on behalf of purchasers of the Company's securities during various periods, all of which fell between October 28, 1998 and April 2, 2000.

   On April 14, 2000, certain of the Company's current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company's restatement of its financial statements. The case was then removed to federal court in San Francisco.

   On January 16, 2001 the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit but have not yet been approved by the court. The District Court has scheduled a final hearing to approve the settlement on May 11, 2001.

   Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001 the Company entered into definitive agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of March 23, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices determined at later dates. However, members of the class have the opportunity to opt out of the settlement agreement, and bring separate claims against the Company.

   In addition, the Company has agreed to continue to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of the Company's finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

   The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the Southern District of New York (the "U.S. Attorney") also initiated investigations relating to the events that resulted in the restatement of the Company's financial statements for prior periods ("Prior Events"). The SEC and the U.S. Attorney requested that the Company provide certain documents relating to the Company's historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company's former officers and employees, correspondence with the Company's auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

   On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. The U.S. Attorney did not bring charges against the Company.

   In a cooperation agreement with the U.S. Attorney, the Company confirmed that it would continue to implement an extensive compliance program, which will include an internal audit function, a corporate code of conduct, a comprehensive policies and procedures manual, employee training and education on policies and procedures and adequate disciplinary mechanisms for violations of policies and procedures.

   In addition, the Company consented to the entry of an order by the SEC requiring compliance with requirements for accurate and timely reporting of quarterly and annual financial results, and the maintenance of internal control procedures in connection with a civil action by the SEC concerning accounting irregularities at the Company in 1998 and 1999. Aurora did not either admit or deny any wrongdoing, and the SEC did not seek any monetary penalty. The Company also committed to continue to cooperate with the SEC in connection with its actions against certain former members of management and former employees.

   The Company is also the defendant in an action filed by a former employee in the U.S. District Court for the Eastern District of Missouri. The plaintiff alleges breach of contract, fraud and negligent misrepresentation as well as state law securities claims. The Company intends to defend these claims vigorously.

   The Company is also subject to litigation in the ordinary course of business.

   In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5: MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol AOR. The table below states the high and low closing prices by quarter on the New York Stock Exchange during the years ended December 31, 1999 and 2000:

   1999                                                         High     Low
   ----                                                       -------- --------
   January 1--March 31....................................... $20.0000 $12.7500
   April 1--June 30.......................................... $19.5000 $14.1250
   July 1--September 30...................................... $19.0000 $13.5000
   October 1--December 31.................................... $15.9375 $ 7.5625

   2000                                                         High     Low
   ----                                                       -------- --------
   January 1--March 31....................................... $10.2500 $ 2.8125
   April 1--June 30.......................................... $ 4.9375 $ 3.0000
   July 1--September 30...................................... $ 4.1250 $ 2.9375
   October 1--December 31.................................... $ 3.5625 $ 2.1875

   As of March 23, 2001, there were approximately 358 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The terms of the Senior Bank Facilities restrict the Company's ability to declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 10 to the Company's consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data presented below, as of and for the years ended December 31, 2000, 1999, 1998, and December 27, 1997 is derived from the Company's audited financial statements. The selected financial data of the Predecessor for the year ended December 31, 1996 is derived from the audited Statements of Operations of the Predecessor. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The comparability of the selected financial data presented below is significantly affected by a change of accounting method in 2000, the merger of VDK with the Company and by the acquisitions and related financings completed by the Company during its history. See "Business--Business History," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

                                        Aurora Foods Inc.                 Predecessor
                           ---------------------------------------------- ------------
                                               Years Ended (1)
                           -----------------------------------------------------------
(In thousands, except per           December 31,             December 27, December 31,
share data)                --------------------------------  ------------ ------------
                              2000       1999       1998         1997         1996
                           ----------  ---------  ---------  ------------ ------------
                                                As Restated(2)
Net sales................  $1,000,131  $ 876,206  $ 689,639    $143,020     $89,541
Gross profit.............     511,546    451,270    370,704      97,291      60,586
Operating income.........      24,965     64,061      6,492      23,398      17,186
Net (loss) income before
 cumulative effect of
 change in accounting and
 extrordinary loss.......     (56,091)    (4,449)   (59,918)      1,235      10,570
Net (loss) income........     (68,252)    (4,449)   (69,129)      1,235      10,570
Total assets(3)..........   1,794,286  1,851,116  1,448,442     372,739         --
Total debt(3)............   1,105,428  1,079,220    708,092     279,919         --
Basic and diluted
 earnings (loss) per
 share available to
 common stockholders (3):
  Before cumulative
   effect of change in
   accounting and
   extraordinary loss....       (0.81)     (0.07)     (1.12)       0.04         --
  Net earnings (loss) per
   share available to
   common stockholders...       (0.99)     (0.07)     (1.29)       0.04         --

- --------
(1) Net sales and gross profit for 1997 and 1996 do not include reclassifications associated with the change in accounting for certain sales incentives in 2000, as the amounts are not available. These reclassifications, if known, would have reduced net sales and gross profit, but would not have had any impact on operating income or net
    (loss) income.
(2) As restated. See "Item 7. Management's Discussion and Analysis of Financial Conditions--Restatements" for a description of the adjustments.
(3) Total assets, total debt and earnings (loss) per share of the Predecessor for the year ended December 31, 1996 is not available. The Predecessor did not operate MBW as a separate division or business entity and, as a result, such information is not available.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the financial statements and notes thereto. Unless otherwise noted, fiscal years in this discussion refer to the Company's December-ending fiscal years.

Restatements

   Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the unaudited interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the quarterly financial data as of and for the unaudited interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Unaudited restated condensed financial statement information for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 have been included in the notes to the consolidated financial statements included herein. All restated financial information included herein has been adjusted to properly expense costs and recognize revenues in accordance with generally accepted accounting principles and the Company's stated accounting policies included in the notes to the consolidated financial statements.

Results of Operations

   The following tables set forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. The statements include a presentation of the pro forma results of operations as if the Lender's and Seacoast acquisitions and related financings and the change in accounting for certain sales incentives had taken place January 1, 1999. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation, and financial information for the year ended December 31, 1998 has been restated as discussed above.

                           Statements of Operations
                    (in thousands except per share amounts)

                                        Actual Years Ended
                                 ----------------------------------
                                           December 31,              Year Ended
                                 ---------------------------------- December 31,
                                                         1998 (as       1999
                                    2000       1999    restated)(1)  Pro Forma
                                 ----------  --------  ------------ ------------
                                                                    (unaudited)
Net sales......................  $1,000,131  $876,206    $689,639    $1,034,280
Cost of goods sold.............    (488,585) (424,936)   (318,935)     (508,015)
                                 ----------  --------    --------    ----------
    Gross profit...............     511,546   451,270     370,704       526,265
                                 ----------  --------    --------    ----------
Brokerage, distribution and
 marketing expenses:
  Brokerage and distribution...    (117,830) (101,652)    (77,553)     (127,093)
  Trade promotions.............    (179,117) (150,114)   (129,561)     (174,575)
  Consumer marketing...........     (44,655)  (50,913)    (34,146)      (59,829)
                                 ----------  --------    --------    ----------
Total brokerage, distribution
 and marketing expenses .......    (341,602) (302,679)   (241,260)     (361,497)
Amortization of goodwill and
 other intangibles.............     (44,819)  (38,305)    (30,048)      (42,456)
Selling, general and
 administrative expenses.......     (42,903)  (35,596)    (25,955)      (45,899)
Other financial, legal and
 accounting expense............     (47,352)      --          --            --
Incentive plan (expense)
 credit........................         --        571     (56,583)          571
Columbus consolidation costs...      (6,868)      --          --            --
Transition expenses............      (3,037)  (11,200)    (10,366)      (11,200)
                                 ----------  --------    --------    ----------
    Total operating expenses...    (486,581) (387,209)   (364,212)     (460,481)
                                 ----------  --------    --------    ----------
    Operating income...........      24,965    64,061       6,492        65,784
Interest expense, net..........    (109,554)  (68,403)    (64,493)      (90,006)
Amortization of deferred
 financing expense.............      (3,016)   (2,060)     (1,872)       (2,060)
Other bank and financing
 expenses......................        (336)     (838)       (259)         (838)
                                 ----------  --------    --------    ----------
    Loss before income taxes,
     cumulative effect of
     change in accounting and
     extraordinary loss .......     (87,941)   (7,240)    (60,132)      (27,120)
Income tax benefit.............      31,850     2,791         214        10,071
                                 ----------  --------    --------    ----------
    Net loss before cumulative
     effect of change in
     accounting and
     extraordinary loss........     (56,091)   (4,449)    (59,918)      (17,049)
Cumulative effect of change in
 accounting, net of tax of
 $5,722........................     (12,161)      --          --            --
Extraordinary loss on early
 extinguishment of debt, net of
 tax of $5,632.................         --        --       (9,211)          --
                                 ----------  --------    --------    ----------
    Net loss...................     (68,252)   (4,449)    (69,129)      (17,049)
Preferred dividend.............        (333)      --          --            --
                                 ----------  --------    --------    ----------
    Net loss available to
     common stockholders.......  $  (68,585) $ (4,449)   $(69,129)   $  (17,049)
                                 ==========  ========    ========    ==========
Loss per share available to
 common stockholders...........  $    (0.99) $  (0.07)   $  (1.29)   $    (0.25)
                                 ==========  ========    ========    ==========
EBITDA(2)......................  $   95,411  $117,448    $ 46,486    $  128,325
                                 ==========  ========    ========    ==========
Adjusted EBITDA(3).............  $  152,669  $128,077    $113,435    $  151,579
                                 ==========  ========    ========    ==========

- --------
(1) As restated. See "--Restatements" and Notes 1 and 24 to the consolidated financial statements.

(2) EBITDA is defined as net income plus cumulative effect of change in accounting, extraordinary loss, income tax (expense) benefit, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

(3) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses, incentive plan (expense) credit, transition expenses and, for pro forma purposes only, Kellogg's allocations of $15,958 in 1999, less estimated pro forma costs to be incurred by the Company of $3,333 in 1999, related to the estimated additional administrative costs associated with operating the Lender's business.

                           Statements of Operations
                        (as a percentage of net sales)

                                                Actual Years Ended
                                       -----------------------------------------
                                                   December 31,
                                       -----------------------------------------
                                                         1998 (as     Pro-forma
                                       2000    1999    restated) (1)    1999
                                       -----   -----   ------------- -----------
                                                                     (unaudited)
Net sales............................  100.0%  100.0%      100.0%       100.0%
Cost of goods sold...................  (48.9)  (48.5)      (46.2)       (49.1)
                                       -----   -----       -----        -----
    Gross profit.....................   51.1    51.5        53.8         50.9
                                       -----   -----       -----        -----
Brokerage distribution and marketing
 expenses:
    Brokerage and distribution.......  (11.8)  (11.6)      (11.2)       (12.3)
    Trade promotions.................  (17.9)  (17.1)      (18.8)       (16.9)
    Consumer marketing...............   (4.5)   (5.8)       (5.0)        (5.8)
                                       -----   -----       -----        -----
Total brokerage, distribution and
 marketing expenses..................  (34.2)  (34.5)      (35.0)       (35.0)
Amortization of goodwill and other
 intangibles.........................   (4.4)   (4.4)       (4.4)        (4.1)
Selling, general and administrative
 expenses............................   (4.3)   (4.1)       (3.8)        (4.4)
Other financial, legal and accounting
 expense.............................   (4.7)    --          --           --
Incentive plan (expense) credit......    --      0.1        (8.2)         0.1
Columbus consolidation cost..........   (0.7)    --          --           --
Transition expenses..................   (0.3)   (1.3)       (1.5)        (1.1)
                                       -----   -----       -----        -----
    Total operating expenses.........  (48.6)  (44.2)      (52.9)       (44.5)
                                       -----   -----       -----        -----
    Operating income.................    2.5     7.3         0.9          6.4
Interest expense, net................  (11.0)   (7.8)       (9.3)        (8.7)
Amortization of deferred financing
 expense.............................   (0.3)   (0.2)       (0.3)        (0.2)
Other bank and financing expenses....    --     (0.1)        --          (0.1)
                                       -----   -----       -----        -----
    Loss before income taxes,
     cumulative effect of change in
     accounting and extraordinary
     loss............................   (8.8)   (0.8)       (8.7)        (2.6)
Income tax benefit...................    3.2     0.3          --          1.0
                                       -----   -----       -----        -----
    Net loss before cumulative effect
     of change in accounting and
     extraordinary loss..............   (5.6)   (0.5)       (8.7)        (1.6)
Cumulative effect of change in
 accounting, net of tax of $5,722....   (1.2)    --          --           --
Extraordinary loss on early
 extinguishment of debt, net of tax
 of $5,632...........................    --      --         (1.3)
                                       -----   -----       -----        -----
    Net loss.........................   (6.8)%  (0.5)%     (10.0)%       (1.6)%
                                       =====   =====       =====        =====

   The Company manages its business in two operating segments, the frozen food division and the dry grocery division. The separate financial information of each segment is presented consistently with the manner in which results for 2000 and prior years are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

   In 1998, the Company acquired VDK Holdings, which had four brands, Van de Kamp's(R) and Mrs. Paul's(R) seafood products, Aunt Jemima(R) frozen breakfast products and Celeste(R) frozen pizza products and which now comprises the frozen foods division. In 1999, the frozen foods division added two additional brands, Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products. The dry grocery division consists of three brands, Mrs. Buttersworth(R) and Log Cabin(R) breakfast products and Duncan Hines(R) baking mix products, which was acquired in 1998.

Accounting Change

   Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies no later than the first quarter of 2001, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to Net Sales in the accompanying Statement of Operations. The similar expense items in prior year comparable periods have been reclassified to conform to the current period's presentation.

   As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as an expense in the Statement of Operations for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   The following table sets forth certain historical results of operations data by division for the years ended December 31, 2000 and December 31, 1999 (in thousands):

                                             Years Ended December 31,
                                        --------------------------------------
                                              2000                1999
                                        ------------------  ------------------
                                         Frozen     Dry      Frozen     Dry
                                        --------  --------  --------  --------
Net sales.............................. $623,507  $376,624  $464,919  $411,287
Cost of goods sold..................... (319,439) (169,146) (238,491) (186,445)
                                        --------  --------  --------  --------
  Gross profit.........................  304,068   207,478   226,428   224,842
                                        --------  --------  --------  --------
Brokerage, distribution and marketing
 expenses:
  Brokerage and distribution...........  (69,668)  (48,162)  (56,032)  (45,620)
  Trade promotions..................... (115,264)  (63,853)  (78,111)  (72,003)
  Consumer marketing...................  (27,196)  (17,459)  (27,618)  (23,295)
                                        --------  --------  --------  --------
    Total brokerage, distribution and
     marketing expenses................ (212,128) (129,474) (161,761) (140,918)
Amortization of goodwill and other
 intangibles...........................  (22,236)  (22,583)  (17,223)  (21,082)
Selling, general and administrative
 expenses (1)..........................  (26,728)  (16,175)  (23,604)  (11,992)
Other financial, legal and accounting
 expenses (1)..........................  (29,500)  (17,852)      --        --
Columbus consolidation costs...........      --     (6,868)      --        --
Incentive plan (expense) credit........      --        --        --        571
Transition expenses....................   (1,424)   (1,613)   (3,179)   (8,021)
                                        --------  --------  --------  --------
    Total operating expenses........... (292,016) (194,565) (205,767) (181,442)
                                        --------  --------  --------  --------
  Operating income..................... $ 12,052  $ 12,913  $ 20,661  $ 43,400
                                        ========  ========  ========  ========

- --------
(1) In 2000, amounts were allocated to each division based on the percentage of each division's net sales to total net sales.

   Net Sales. Net sales for the year ended December 31, 2000 were $1.0 billion, an increase of $123.9 million from 1999. The sales growth in 2000 was due principally to acquisition activity in the Frozen Foods division as described below.

     Frozen Foods. Net sales in 2000 include a full year of both Chef's Choice(R) and Lenders(R), as compared to only nine months of Chef's Choice(R) and two months of Lenders(R) in 1999. Net sales of other frozen divisions' products were up slightly, primarily due to seafood price increase in the fourth quarter of 1999, offset in part by lower volumes. The volume declines were principally a result of the Company's decision in 2000 to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. Increased food service volume in part offset these volume reductions.

     Dry Grocery. Dry grocery division net sales decreased 8.4% to $376.6 million in 2000, principally because of the Company's decision in 2000 to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. This decrease was offset in part by reduced allowances for baking products, which were used heavily in the prior year to increase sales volumes and a price increase in baking products in June 2000.

   Gross Profit. Gross profit increased from $451.3 million in 1999 to $511.5 million in 2000, an increase of 13.4%, due to increased gross profit in the frozen foods division partially offset by decreases in the dry grocery division.

     Frozen Foods. Gross profit increased from $226.4 million in 1999 to $304.1 million in 2000, an increase of 34.3% due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. The increased food service related volume and additional margin on seafood products as a result of the price increase primarily accounted for the balance of the increased gross profit. These were partially offset by lower overall volume.

     Dry Grocery. Gross profit decreased from $224.8 million in 1999 to $207.5 million in 2000, or 7.7% due primarily to the decrease in net sales.

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $302.7 million in 1999 to $341.6 million in 2000, an increase of 12.9%, as a result of increases in both divisions. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 34.5% of net sales in 1999 to 34.2% of net sales in 2000 due primarily to decreases as a percentage of net sales in the frozen food division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased from 11.6% of net sales in 1999 to 11.8% of net sales in 2000 due primarily to higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 17.1% of net sales in 1999 to 17.9% of net sales in 2000 due to increased trade promotion spending in the frozen foods division. Consumer marketing expenses, which include the costs of advertising, market research and in-store promotions, decreased primarily due to reductions in the amount of support required for baking, breakfast and pizza products.

     Frozen Foods. Brokerage, distribution and marketing expenses increased from $161.8 million in 1999 to $212.1 million in 2000, an increase of 31.1%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Brokerage and distribution expenses decreased from 12.1% of net sales 1999 to 11.2% of net sales in 2000. This decrease is due primarily to a reduction in term discounts offered to customers and reduced brokerage costs as a result of consolidating brokerage to one national brokerage during the second quarter of 2000. Trade promotions expense increased from 16.8% of net sales in 1999 to 18.5% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to an increase in performance-based promotions, particularly in seafood. Consumer marketing expenses decreased from 5.9% of net sales in 1999 to 4.4% of net sales in 2000. This decrease was due primarily to the inclusion of the Lender's(R) and Chef's Choice(R) businesses in 2000, which have lower levels of consumer marketing as a percentage of net sales than other products in the division. In addition, consumer expense in 1999 included incremental support for new breakfast and pizza products and market expansion.

     Dry Grocery. Brokerage, distribution and marketing expenses decreased 8.1% from $140.9 million in 1999 to $129.5 million in 2000. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 34.3% in 1999 to 34.4% in 2000. Brokerage and distribution expenses increased from 11.1% of net sales in 1999 to 12.8% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs in the first half of 2000. Trade promotions expense decreased from 17.5% of net sales in 1999 to 17.0% of net sales in 2000. This decrease is due to reduced spending, not required in 2000 to support the prior practices of loading of trade inventories, offset in part by carryover amortization in 2000 of slotting fees incurred in 1999. Consumer marketing decreased from 5.7% of net sales in 1999 to 4.6% of net sales as a result of reduced media spending.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $38.3 million in 1999 to $44.8 million in 2000 due to the impact of acquisitions of the Chef's Choice(R) and Lender's(R) businesses.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $35.6 million in 1999 to $42.9 million in 2000, due primarily to the incremental costs necessary to manage the acquired Chef's Choice(R) and Lender's(R) businesses, the costs related to the employment of new management and other compensation related costs.

   Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, related litigation and governmental proceedings, defaults under its loan agreements, indentures and related matters (see--"Restatements"), the Company has incurred financial, legal and accounting expenses, including charges to obtain waivers of its events of default and charges related to amending its financing facilities. Such costs totaled $47.4 million in 2000, including $5.9 million which has been accrued for estimated remaining costs to be paid. Consequently, the Company does not expect additional expense in future periods. These costs included a $17.7 million non-cash charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt. Management believes that cash expenditures for such financial, legal and accounting expenses will be substantially completed in 2001.

   Columbus Consolidation Costs. During the third quarter of 2000, the Company consolidated its administrative office and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. The charge of $6.9 million primarily represents amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.1 million. All payments related to the consolidation have been made with the exception of $0.9 million of remaining reserves included in accrued expenses at December 31, 2000 for employee severance to be paid in the first six months of 2001 and the estimated unrecovered office lease costs. Absent other changes in the Company's operations, annual savings of approximately $10 million, beginning in 2001, are expected.

   Transition Expenses. During 2000, the Company incurred approximately $3.0 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses and the dry grocery administrative consolidation. The Company incurred $11.2 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines(R) business. These expenses represent one-time costs incurred to integrate operations and acquired businesses.

   Operating Income. Operating income decreased from $64.1 million in 1999 to $25.0 million in 2000. Operating income in 2000 was affected by the $47.4 million of other financial, legal and accounting expenses, $6.9 million in Columbus consolidation costs, and by transition expenses in both 1999 and 2000. Before giving effect to other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses, operating income increased from $75.3 million in 1999 to $82.2 million in 2000.

   Interest and Other Financing Expenses. The aggregate of the net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $71.3 million in 1999 to $112.9 million in 2000. The increase was due primarily to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. In addition, higher interest rates, costs associated with the accounts receivable sale facility and increased debt levels in 2000 contributed to higher interest expense.

Year Ended December 31, 2000 Compared to the Pro Forma Year Ended December 31, 1999

   The following table sets forth certain results of operations data by division for the year ended December 31, 2000 compared to the pro forma results for the year ended 1999. The pro forma amounts include adjustments to historical results to reflect the acquisitions of Lender's and Chef's Choice and the adoption of EITF 00-14 (Accounting for Certain Sales Incentives) as if they had taken place at the beginning of 1999.

                                            Years Ended December 31,
                                     ------------------------------------------
                                            2000             1999 Pro Forma
                                     --------------------  --------------------
                                      Frozen       Dry      Frozen       Dry
                                     ---------  ---------  ---------  ---------
                                                 (in thousands)
                                     ------------------------------------------
Net sales..........................  $ 623,507  $ 376,624  $ 630,912  $ 403,368
Cost of goods sold.................   (319,439)  (169,146)  (321,570)  (186,445)
                                     ---------  ---------  ---------  ---------
    Gross profit...................    304,068    207,478    309,342    216,923
                                     ---------  ---------  ---------  ---------
Brokerage, distribution and
 marketing expenses:
    Brokerage and distribution.....    (69,668)   (48,162)   (81,473)   (45,620)
    Trade promotions...............   (115,264)   (63,853)  (102,572)   (72,003)
    Consumer marketing.............    (27,196)   (17,459)   (34,091)   (25,738)
                                     ---------  ---------  ---------  ---------
Total brokerage, distribution and
 marketing expenses................   (212,128)  (129,474)  (218,136)  (143,361)
Amortization of goodwill and other
 intangibles.......................    (22,236)   (22,583)   (21,374)   (21,082)
Selling, general and administrative
 expenses (1)......................    (26,728)   (16,175)   (33,907)   (11,992)
Other financial, legal and
 accounting expenses (1)...........    (29,500)   (17,852)       --         --
Columbus consolidation costs.......        --      (6,868)       --         --
Incentive plan (expense) credit....        --         --         --         571
Transition expenses................     (1,424)    (1,613)    (3,179)    (8,021)
                                     ---------  ---------  ---------  ---------
    Total operating expenses.......   (292,016)  (194,565)  (276,596)  (183,885)
                                     ---------  ---------  ---------  ---------
Operating income...................  $  12,052  $  12,913  $  32,746  $  33,038
                                     =========  =========  =========  =========

- --------
(1) In 2000, amounts were allocated to each division based on the percentage of each division's net sales to total net sales.

   Net Sales. Net sales for the year ended December 31, 2000 were $1.0 billion, a decrease of $34.1 million from pro forma 1999. This decrease was primarily in the dry division.

     Frozen Foods. Net sales in 2000 were down $7.4 million or 1.2% from pro forma 1999 levels, principally a result of the Company's decision in early 2000 to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. Increased food service volume, reduced coupon expense and seafood price increases in part offset these volume reductions.

     Dry Grocery. Dry grocery division net sales decreased 6.6% to $376.6 million in 2000 from pro forma 1999 levels, principally because of the Company's decision in early 2000 to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. This was offset in part by reduced coupons and allowances, which were used heavily in 1999 to increase sales volumes, and a price increase in baking products in June, 2000.

  Gross Profit. Gross profit decreased from $526.3 million in 1999 (pro forma) to $511.5 million in 2000.

     Frozen Foods. Gross profit decreased from $309.3 million in 1999 (pro forma) to $304.1 in 2000, a decrease of 1.7%, principally the result of the reduced volume, offset in part by increased food service related volume and additional margin on seafood products as a result of the price increase.

     Dry Grocery. Gross profit decreased 4.4% from $216.9 million in 1999 (pro forma) to $207.5 million in 2000, due primarily to the decrease in net sales, offset in part by lower coupon redemption costs in 2000 from high 1999 (pro forma) levels.

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses decreased from $361.5 million in 1999 (pro forma) to $341.6 million in 2000, a decrease of 5.5%, as a result of decreases in both divisions. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 34.9% of net sales in 1999 (pro forma) to 34.2% of net sales in 2000. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, decreased from 12.3% of net sales in 1999 (pro forma) to 11.8% of net sales in 2000 due primarily to reduction in brokerage and term discounts, offset in part by higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 16.9% of net sales in 1999 (pro forma) to 17.9% of net sales in 2000 due to increased trade promotion spending in the frozen foods division. Consumer marketing expenses, which include the costs of advertising, market research and in-store promotions, decreased primarily due to reductions in baking, breakfast and pizza support required in 1999.

     Frozen Foods. Brokerage, distribution and marketing expenses decreased from $218.1 million in 1999 (pro forma) to $212.1 million in 2000, a decrease of 2.8%. Brokerage and distribution expenses decreased from 12.9% of net sales 1999 (pro forma) to 11.2% of net sales in 2000. This decrease is due primarily to a reduction in term discounts offered to customers and reduced brokerage costs as a result of consolidating brokerage to one national brokerage during the second quarter of 2000. Trade promotions expense increased from 16.3% of net sales in 1999 (pro forma) to 18.5% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to an increase in performance based promotions, particularly in seafood. Consumer marketing expenses decreased from 5.4% of net sales in 1999 (pro forma) to 4.4% of net sales in 2000. This decrease was due primarily to incremental support in 1999 for new breakfast and pizza products and market expansion.

     Dry Grocery. Brokerage, distribution and marketing expenses decreased from $143.4 million in 1999 (pro forma) to $129.5 million in 2000, or 9.7%. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 35.5% in 1999 (pro forma) to 34.4% in 2000. This decrease as a percentage of net sales was driven primarily by decreases in trade promotions and consumer marketing, offset in part by increases in brokerage and distribution costs. Brokerage and distribution expenses increased from 11.3% of net sales in 1999 (pro forma) to 12.8% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Trade promotions expense decreased from 17.9% of net sales in 1999 (pro forma) to 17.0% of net sales in 2000. This decrease is due to reduced spending not required in 2000 to support the prior practice of loading of trade inventories, offset in part by carryover amortization in 2000 of slotting fees incurred in 1999. Consumer marketing decreased from 6.4% of net sales in 1999 (pro forma) to 4.6% of net sales as a result of reduced media spending.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $45.9 million in 1999 (pro forma) to $42.9 million in 2000, primarily due to administrative office consolidation in 2000.

   Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, related litigation and governmental proceedings, defaults under its loan agreements, indentures and related matters (see--"Restatements"), the

Company has incurred financial, legal and accounting expenses, including charges to obtain waivers of its events of default and charges related to amending its financing facilities. Such costs totaled $47.4 million in 2000, including $5.9 million which has been accrued for estimated remaining costs to be paid. Consequently, the Company does not expect additional expense in future periods. These costs included a $17.7 million non-cash charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt. Management believes that cash expenditures for such financial, legal and accounting expenses will be substantially completed in 2001.

   Columbus Consolidation Costs. During the third quarter of 2000, the Company consolidated its administrative office and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. The charge of $6.9 million primarily represents amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.1 million. All payments related to the consolidation have been made with the exception of $0.9 million of remaining reserves included in accrued expenses at December 31, 2000 for employee severance to be paid in the first six months of 2001 and the estimated unrecovered office lease costs. Absent other changes in the Company's operations, annual savings of approximately $10 million, beginning in 2001, are expected.

   Transition Expenses. The Company incurred $11.2 million in transition expenses in 1999 primarily due to the integration of the Duncan Hines business. During 2000, the Company incurred approximately $3.0 million primarily related to the integration of the Chef's Choice and Lender's businesses and the dry grocery administrative consolidation. These expenses represent one-time costs incurred to integrate operations and acquired businesses.

   Operating Income. Operating income decreased from $65.8 million in 1999 (pro forma) to $25.0 million in 2000. Operating income in 2000 was affected by the $47.4 million of other financial, legal and accounting expenses, $6.9 million in Columbus consolidation costs, and by transition expenses in both 1999 and 2000. Before giving effect to other financial, legal and accounting expenses, Columbus consolidation costs and transition expenses, operating income increased from $77.0 million in 1999 (pro forma) to $82.2 million in 2000.

   Interest and Other Financing Expenses. The aggregate of the net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $92.9 million in 1999 (pro forma) to $112.9 million in 2000. The increase was due primarily to higher interest rates, costs associated with the accounts receivable sale facility and increased debt levels in 2000.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 (as restated)

   The following table sets forth certain historical results of operations data by division for the years ended December 31, 1999 and 1998 (in thousands):

                                            Years Ended December 31,
                                     ------------------------------------------
                                            1999           1998 (as restated)
                                     --------------------  --------------------
                                      Frozen       Dry      Frozen       Dry
                                     ---------  ---------  ---------  ---------
Net sales..........................  $ 464,919  $ 411,287  $ 241,441  $ 448,198
Cost of goods sold.................   (238,491)  (186,445)  (121,371)  (197,564)
                                     ---------  ---------  ---------  ---------
  Gross profit.....................    226,428    224,842    120,070    250,634
                                     ---------  ---------  ---------  ---------
Brokerage, distribution and
 marketing expenses:
  Brokerage and distribution.......    (56,032)   (45,620)   (26,872)   (50,681)
  Trade promotions.................    (78,111)   (72,003)   (50,073)   (79,488)
  Consumer marketing...............    (27,618)   (23,295)    (9,159)   (24,987)
                                     ---------  ---------  ---------  ---------
    Total brokerage, distribution
     and marketing expenses........   (161,761)  (140,918)   (86,104)  (155,156)
Amortization of goodwill and other
 intangibles.......................    (17,223)   (21,082)   (10,038)   (20,010)
Selling, general and administrative
 expenses..........................    (23,604)   (11,992)   (14,438)   (11,517)
Incentive plan (expense) credit....        --         571        --     (56,583)
Transition expenses................     (3,179)    (8,021)       --     (10,366)
                                     ---------  ---------  ---------  ---------
    Total operating expenses.......   (205,767)  (181,442)  (110,580)  (253,632)
                                     ---------  ---------  ---------  ---------
  Operating income (loss)..........  $  20,661  $  43,400  $   9,490  $  (2,998)
                                     =========  =========  =========  =========

   Net Sales. Net sales increased from $689.6 million in 1998 to $876.2 million in 1999 due to increased sales in the frozen foods division, which was partially offset by a decline in dry grocery division sales.

     Frozen Foods. Frozen foods division net sales increased from $241.4 million in 1998 to $464.9 million in 1999. Net sales in 1998 included nine months of frozen foods operations, following the acquisition of VDK Holdings in April 1998. Sales in 1999 included a full year of frozen foods operation and the subsequent acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Before giving effect to the Chef's Choice(R) and Lender's(R) acquisitions, net sales in 1999 were $392.8 million.

     Dry Grocery. Dry grocery division net sales decreased from $448.2 million in 1998 to $411.3 million in 1999 due primarily to unit volume declines for both syrup and baking products. Breakfast products unit volume declined 3%, and sales decreased 7.5% due to the volume decline and a shift from retail to alternative channels sales. Baking products net sales decreased 8.7% due to capacity constraints related to the transition from production in the predecessor owner's facility to the new co-manufacturer.

   Gross Profit. Gross profit increased from $370.7 million, or 53.8% of net sales in 1998 to $451.3 million, or 51.5% of net sales in 1999. The decline in gross profit as a percentage of net sales was attributable to both segments of the business.

     Frozen Foods. Frozen foods division gross profit as a percentage of net sales declined from 49.7% in 1998 to 48.7% in 1999 due to higher seafood material costs, a lower gross profit percentage on Aunt Jemima(R) waffles due to an increase in the number of waffles per carton and increased sales to private label and club customers, which typically have a lower gross profit percentage and lower associated marketing expenses. In addition, the Chef's Choice(R) acquisition affected the division's gross profit percentage, as the Chef's Choice(R) business generates a lower gross profit percentage than the other retail brands.

     Dry Grocery. Dry Grocery Division gross profit as a percentage of net sales declined from 55.9% in 1998 to 54.7% in 1999 due to increased sales of lower gross margin products and higher raw material costs. Syrup sales were lower in traditional retail channels and higher in club and foodservice, which typically have lower gross margins and lower marketing expenses than retail. Baking mixes experienced lower gross margins due to lower sales of high-margin, capacity-constrained products such as cake and frosting products, which were partially offset by higher sales of lower margin muffin and specialty product mixes. The division also experienced higher material costs, particularly on corn syrup and packaging.

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $241.3 million in 1998 to $302.7 million in 1999, and decreased from 35.0% of net sales in 1998 to 34.5% of net sales in 1999. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased to 11.6% of net sales due to freight increases and acquired businesses. Trade promotions, which consist of incentives offered to food retailers to carry and promote Aurora products, declined to 17.1% of net sales due to trade promotion spending rate reductions in both divisions. Consumer marketing expenses, which include the costs of advertising, market research, and in store promotions increased slightly to 5.8% of net sales in 1999.

     Frozen Foods. Brokerage and distribution expenses increased from 11.1% of net sales in 1998 to 12.1% of net sales in 1999 due to distribution cost increases and the inclusion of the Lender's(R) business for part of the year, which has higher distribution costs due to the fresh bagel distribution system. Trade promotion expenses decreased from 20.7% of net sales in 1998 to 16.8% of net sales in 1999 due to reductions in trade spending in each of the product groups to support a shift in focus toward consumer spending. In addition, cost containment initiatives lowered the overall trade spending rate. Consumer spending increased from 3.8% of net sales in 1998 to 5.9% of net sales in 1999 due to increased advertising on the seafood brands and introductory consumer support for new breakfast products.

     Dry Grocery. Brokerage and distribution expenses decreased from 11.3% of net sales in 1998 to 11.1% of net sales in 1999 due to a slight decrease in freight costs. Trade promotion expenses decreased from $79.5 million in 1998 to $72.0 million in 1999, primarily due to volume declines. Consumer marketing expenses increased from 5.6% of net sales in 1998 to 5.7% of net sales in 1999 due to increases in coupon activity on the breakfast brands which were partially offset by advertising reductions.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $30.0 million in 1998 to $38.3 million in 1999 due to the impact of a full year of ownership of VDK. The 1998 results include nine months of operating activity for the frozen foods division due to the acquisition of VDK Holdings in April 1998. The acquisitions of Chef's Choice(R) and Lender's(R) in 1999 also contributed to the increase in amortization. Frozen foods amortization totaled $17.2 million and $10.0 million in 1999 and 1998, respectively. Dry grocery amortization was $21.1 million in 1999 and $20.0 million in 1998.

   Selling, General and Administrative Expense. Selling, general and administrative expenses increased from $26.0 million in 1998 to $35.6 million in 1999 due primarily to the effect of including only nine months of operating activity for the frozen foods division in 1998 compared to a full year for 1999. Selling, general and administrative expenses were 4.1% of net sales in 1999 compared to 3.8% of net sales in the prior year. Frozen foods selling, general and administrative expenses increased from $14.4 million in 1998 to $23.6 million in 1999 due to the growth in the business. Dry grocery selling, general and administrative expenses were in $12.0 million in 1999 compared to $11.5 million in 1998.

   Incentive Plan Expense. Incentive plan expense of $56.6 million in 1998 represents a one-time, non-cash charge estimated and recorded by the Company related to its equity incentive plan, whereby certain employees of the Company were provided the opportunity to participate in the potential appreciation of the value of the Company's common stock. The credit of $0.6 million in 1999 represents an adjustment to the Company's estimate.

   Transition Expenses. Transition expenses were $11.2 million in 1999, an increase of $0.8 million versus prior year. These expenses represent one-time costs incurred to integrate acquired businesses. Transition expenses totaled $3.2 million for the frozen foods division in 1999, which were related to the acquisitions of Chef's

Choice(R) and Lender's(R). Dry grocery transition expenses were related to the integration of Duncan Hines(R) and totaled $10.4 million and $8.0 million in 1998 and 1999, respectively.

   Operating Income. Operating income increased from $6.5 million in 1998 to $64.1 million in 1999. Operating income in 1998 was affected by the $56.6 million one-time expense for the Company's equity incentive plan. Before giving effect to the equity incentive plan expense and transition expense, operating income increased from $73.4 million in 1998 to $74.7 million in 1999. Operating income in 1998 reflected nine months of VDK Holdings operating activity. Operating income in 1999 reflected twelve months of frozen foods division activity, including nine months of Chef's Choice(R) and two months of Lender's(R). Frozen foods operating income increased from $9.5 million in 1998 to $20.7 million in 1999 due primarily to the increase in the size of the division. Dry grocery operating results improved from a loss of $3.0 million in 1998 to operating income of $43.4 million in 1999 due primarily to the impact of the equity incentive plan in 1998. Before giving effect to the equity incentive plan and transition expenses in both years, dry division operating income decreased from $64.0 million in 1998 to $50.9 million in 1999 due primarily to the decrease in sales.

   Interest Expense and Amortization of Deferred Financing Expense. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $66.6 million in 1998 to $71.3 million in 1999. The increase was due to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999.

   Income Tax Benefit. The income tax benefit for 1999 was $2.8 million compared to an income tax benefit in 1998 of $0.2 million. The effective tax rate for 1999 was 38.5% compared to 0.4% in 1998. After giving effect to the impact of the extraordinary loss, the effective tax rate in 1998 was 7.8%. The low effective tax rate in 1998 was due to the non-deductibility of the incentive compensation recorded by the Company.

   Net (Loss) Income. The Company incurred a net loss of $4.4 million in 1999 compared to a net loss in 1998 of $69.1 million. The loss in 1998 included the $56.6 equity incentive plan expense and an extraordinary charge in the net of tax amount of $9.2 million as a result of the write-off of deferred financing charges associated with the early extinguishment of debt facilities.

Liquidity and Capital Resources

   For the year ended December 31, 2000 the Company used $17.9 million to fund operating activities compared to the year ended December 31, 1999, when $11.1 million of cash was provided by operations. The increase in cash used in 2000 was primarily a result of the net loss incurred during the period including an increase in cash interest payments of $44.0 million and $29.6 million of pretax cash expenses for other financial, legal and accounting expenses relating to the restatements. In addition, working capital requirements increased $23.8 million, due in part to historically high balances of accounts payable and accrued expenses, which were reduced in 2000, requiring cash. These uses were offset in part by inventory reductions and funding from the sale of accounts receivable (see Note 5 to the consolidated financial statements). As of December 31, 2000, the Company had received a net $38.6 million from the sale of accounts receivable. The receivable sales facility, which initially allowed for the sale of up to $60 million in outstanding accounts receivable at any point in time, has been used to fund working capital needs.

   Net cash used in investing activities for the year ended December 31, 2000, was approximately $23.6 million compared to $375.2 million during the year ended December 31, 1999. Investing activities in 2000 consisted of additions to fixed assets and other assets of $16.8 million, $8.0 million paid as additional purchase price for the Seacoast acquisition (see Note 3 to the consolidated financial statements) and the receipt of $1.2 million from the sale of non-operating real estate. Investing activities in 1999 consisted primarily of $343.9 million paid to acquire the Sea Coast and Lender's businesses, along with $31.3 million in fixed asset and other asset additions.

   During the year ended December 31, 2000, financing activities provided cash of $41.8 million. The Company received $15 million from the issuance of Series A Preferred Stock in connection with the Consent Solicitation (See Notes 10 & 11 to the consolidated financial statements.) The Company repaid $28.0 million in principal on its senior secured term debt and borrowed a net $54.4 million on the revolving facility to fund its operations and other cash requirements. In 1999 net cash from financing activities of $364.0 million was used primarily to fund the business acquisitions.

   During part of 2000, as a result of the restatements of the Company's financial statements, the Company was in default of a number of provisions of the agreements covering its senior secured debt and senior subordinated debt. During the third quarter of 2000, the Company solicited and received sufficient consents from holders of the senior subordinated debentures to amend certain provisions and waive certain events of default under its senior subordinated indentures (the "Consent Solicitation"). As a result, the Company issued 6,965,736 shares of common stock to the holders of senior subordinated notes who participated in the consent solicitation.

   In connection with the successful completion of the Consent Solicitation, certain investors, including funds affiliated with certain existing stockholders, purchased 3,750,000 shares of the Company's Series A Preferred Stock for an aggregate purchase price of $15 million, enhancing the Company's liquidity.

   The Company and its lenders under the senior secured debt also amended their agreement to provide for the sale by the Company of certain accounts receivable, waiver of certain defaults, amendment of financial covenants and increases in interest rates on borrowings made pursuant to the facility. In February, 2001, the Company and lenders party to the senior secured debt further amended this agreement to provide revised financial covenants for 2001, to affirm the ability of the Company to continue to sell up to $60 million of accounts receivable, to increase the interest rate spread on borrowings by 0.25% and to provide for a further increase in the interest rate spread of 0.25% if asset sale proceeds and related repayments of debt between February 1, 2001 and June 30, 2001 are less than $90 million. In addition, the accounts receivable sale facility was amended to extend the termination date to March 31, 2002 and effectively reduce the available facility to $46 million as of March 31, 2001 and $36 million as of December 31, 2001.

   Based upon the amendments and waivers relating to the senior secured debt and senior subordinated debt, the Company has classified its senior secured and senior subordinated debt as long-term in the accompanying December 31, 2000 balance sheet.

   As of March 19, 2001, the Company has $9.1 million available for borrowings under its revolving credit facility and has sold a net $17.8 million of accounts receivable.

   The Company is highly leveraged. At March 19, 2001, the Company has outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its revolving credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is currently limited in its ability to pursue additional acquisitions.

   Management of the Company believes that cash generated from operations and cash available to the Company from sale of accounts receivable and borrowings under the revolving credit agreement will be adequate in 2001 to fund its operating and capital expenditure requirements and its debt repayment obligations.

Contingencies

   Following the announcement of the special investigation by the Company's Board of Directors, several purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of California alleging that the Company and the directors and officers that resigned on

February 17, 2000 violated federal securities laws. In addition, the Securities and Exchange Commission and the U.S. Attorney conducted investigations relating to the events that resulted in restatement of the Company's financial statements. While the Company announced substantial resolution of these lawsuits and investigations in January, 2001, implementation of certain remedial measures will continue in 2001. See "Item
3. Legal Proceedings," which is incorporated herein by reference.

Impact of New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to its limited use of derivative instruments, the adoption of SFAS 133 on January 1, 2001 did not have a significant effect on the Company's results of operations or its financial position.

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

   At December 31, 2000, the Company was party to three interest rate swap agreements. On March 17, 1998, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $150.0 million. The counterparty to the Swap is a major financial institution. The applicable rate is set quarterly, and was reset on March 19, 2001, resulting in a net liability to the Company of 1.07% for the following three months. On November 30, 1998, the Company amended the Swap whereby the counterparty received the option to extend the termination date to March 17, 2003 and the applicable rate was decreased from 5.81% to 5.37%. On April 28, 2000, the Company further amended the Swap whereby the applicable rate was increased from 5.37% to 6.01%. Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 6.01% and make payments to the counterparty if the three-month LIBOR rate is less than 6.01%. Subsequent to December 31, 2000, the counterparty exercised its option to extend the term of the Swap to March 17, 2003.

   On April 13, 1999, the Company entered into a three-year bond swap to floating interest rate collar agreement, which was amended on April 28, 2000 (the "Bond Swap") with a notional principal amount of $200.0 million. The counterparty to the Bond Swap is a major financial institution. The applicable rate is set quarterly, with the next reset date of April 2, 2001. Under the Bond Swap, the Company receives an effective 8.63% fixed interest rate and pays three-month LIBOR plus 3.25%, subject to certain caps and floors. Under the Bond Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate plus 3.25% is between 7.80% and 8.63% and make payments if the three-month LIBOR rate plus 3.25% exceeds 10.65%.

   On November 15, 1999, the Company entered into a five-year interest rate collar agreement, which was amended on April 28, 2000 (the "Collar") with a notional principal amount of $150.0 million. The counterparty to the Collar is a major financial institution. The applicable rate is set quarterly, with the next reset date of May 17, 2001. Under the Collar, the Company would receive payments from the counterparty if the three-month LIBOR rate is between 6.50% and 7.50% or exceeds 8.25%. The Company would make payments if the three-month LIBOR rate is less than 4.95%.

   During fiscal 2000, the Company received payments of $0.9 million and in fiscal years 1999 and 1998 made payments under interest rate agreements aggregating $0.7 million and $0.2 million respectively.

   Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 2000, the fair value of the Company's interest rate agreements was a liability of $4.7 million.

Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking" including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risk, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors could include, among others, the following: the availability of funding for operations; the ability of the Company to service its high level of indebtedness; the ability of new management to implement a successful strategy; the ability of the Company to successfully integrate the Company's brands; whether the Company can increase its competitive position in the marketplace; the ability of the Company to reduce expenses; the ability of the Company to successfully introduce new products; the Company's success in increasing volume; the effectiveness of the Company's advertising campaigns; the ability of the Company to successfully leverage its brands; the ability of the Company to secure new, effective distribution channels; the ability of the Company to grow and maintain its market share; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; integration of acquired businesses into the Company; terms and development of capital; the ability of the Company to realize the value of its deferred tax assets; the outcome of the Securities Actions; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. See "--Liquidity and Capital Resources." Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company entered into interest rate swap agreements for non-trading purposes. Risks associated with the interest rate swap agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

   The table below provides information about the Company's financial instruments and derivatives that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate swaps, the table presents the notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract rates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2000.

                         Expected Maturity Date as of December 31,
                                           2000                              Value
                         -----------------------------------------------  ------------
                                                           There-
                         2001  2002   2003   2004   2005   after   Total  2000   1999
                         ----  -----  -----  -----  -----  ------  -----  -----  -----
                                            ($ in millions)
Long-term debt:
  Fixed rate debt.......  --     --     --     --     --   400.0   400.0  282.0  418.6
    Average interest
     rate...............  9.3%   9.3%   9.3%   9.3%   9.3%   9.3%    9.3%
  Variable rate debt.... 32.9   37.9   42.8   47.8  188.0  354.2   703.6  703.6  677.2
    Average interest
     rate...............  9.6%   9.4%   9.6%   9.8%  10.0%  10.1%   10.0%
Interest rate
 derivatives:
  Variable to fixed.....  --     --   150.0    --     --     --    150.0   (0.9)  (1.8)
    Average pay rate....  6.0%   6.0%   6.0%   0.0%   0.0%   0.0%    N/A
    Average receive
     rate...............  5.8%   5.6%   5.8%   0.0%   0.0%   0.0     N/A
  Fixed to variable.....  --   200.0    --   150.0    --     --    350.0   (3.8)   4.2
    Average pay rate....  7.4%   6.8%   5.8%   6.0%   0.0%   0.0%    N/A
    Average receive
     rate...............  7.4%   6.8%   5.8%   6.0%   0.0%   0.0%    N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to Item 14, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by this item appears in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") under the caption "Directors and Executive Officers," the text of which is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item appears in the 2001 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," "Stock Option Grants," "Option Exercises and Year-End Value of Unexpired Operations," the texts of which are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item appears in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," the text of which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item appears in the 2001 Proxy Statement under the captions "Certain Relationships and Related Transactions," "Employment Contracts," "Interest of Certain Persons in Matters to be Acted upon" and "Compensation Committee Interlock and Insider Participation," the texts of which are incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1. Consolidated Financial Statements of the Company
        Report of Independent Accountants.................................    39
        Consolidated Balance Sheets as of December 31, 2000 and 1999......   40
        Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998..................................   41
        Consolidated Statements of Changes in Stockholders' Equity for the
           years ended December 31, 2000 and 1999.........................   42
        Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998..................................   43
        Notes to Consolidated Financial Statements........................   44

     2. Financial Statement Schedule
        Schedule II--Valuation Reserves...................................   75

     3. Exhibits

(a) Exhibits

  Exhibit
  Number   Exhibit
  -------  -------
 2.1       Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW
           Acquisition Corp.) and Conopco, Inc., as amended. (Incorpo-
           rated by reference to Exhibit 2.1 to Aurora Foods Inc.'s Form
           S-4 filed on August 21, 1997, File No. 333-24715 ("Aurora S-
           4")).

 2.2 Asset Purchase Agreement, dated as of March 7, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to Exhibit 2.2 to the Aurora S-4).

 2.3 Asset Purchase Agreement, dated as of November 26, 1997, by and between Aurora Foods Inc. and The Procter & Gamble Compa-ny. (Incorporated by reference to Exhibit 2.1 to the Aurora
           Foods Inc.'s Form 8-K filed on January 30, 1998 (the "Form 8-
           K")).

 2.4 Merger Agreement, dated as of June 22, 1998, between the Au-rora Foods Inc. and A Foods Inc. (Incorporated by reference to
           Exhibit 2.1 to the Aurora Foods Inc.'s Form S-1 filed on April
           22, 1998, as amended, File No. 338-50681 (the "S-1")).

 2.5       Merger Agreement, dated as of June 25, 1998, among Aurora
           Foods Holdings Inc., AurFoods Operating Co. Inc., VDK Hold-ings, Inc., Van de Kamp's, Inc. and A Foods Inc. (Incorporated by reference to Exhibit 2.2 to the S-1).

 2.6       Certificate of Merger, dated June 23, 1998, of Aurora Foods
           Inc. with and into A Foods Inc. Incorporated by reference to
           Exhibit 2.14 to the S-1).

 2.7       Amendment to Asset Purchase Agreement, dated as of February
           13, 1997, Van de Kamp's, Inc. and Morningstar Foods, Inc. (In-corporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).


 2.8 Asset Purchase Agreement, dated as of February 3, 1997, be-tween Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incor-porated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s
           Form 10-Q for the quarter ended March 31, 1997).

  Exhibit
  Number   Exhibit
  -------  -------
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

 2.11      Asset Purchase and Sale Agreement, dated as of January 17,
           1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell"). (Incorporated by ref-erence to the text of which and Exhibits to which are incorpo-rated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s
           Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedule of which is incorporated by ref-erence to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated
           May 6, 1996).

 2.12 Asset Purchase Agreement, dated as of January 17, 1996, be-tween Van de Kamp's, Inc. and Shellfish. (Incorporated by ref-erence to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20, 1996).

 2.13 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the
           Pillsbury Company and PET Incorporated. (Incorporated by ref-erence to Exhibit 2.2 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de Kamp's S-4")).

 2.14 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated.
           (Incorporated by reference to Exhibit 2.1 to the Van de Kamp's
           S-4).

 2.15 Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Invest-ments Limited Partnership, Carry-on Limited Partnership, Jo-seph Galando, Barbara J. Galando, Stanley J. Carey and Mary K.
           Carey. (Incorporated by reference to Exhibit 2.1 to the Form
           10-Q for the quarter ended March 31, 1999).

 2.16 Asset Purchase Agreement Dated September 24, 1999 between Au-rora Foods Inc. and The Eggo Company (Incorporated by refer-ence to Exhibit 2.1 to the Aurora Foods Inc. 8-K dated Novem-ber 1, 1999).

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

 3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorpo-rated by reference to exhibit 3.2 to the Aurora Foods Inc.
           Form 10-Q for the quarter ended June 30, 2000.).


 3.3 Certificate of Designation for the Company's Series A Pre-ferred Stock filed with the Secretary of State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit 3.1 to the Aurora Foods Inc. Form 8-K filed on September 21,
           2000).

 4.1       Indenture dated as of February 10, 1997, governing the 9 7/8%
           Series B Senior Subordinated Notes due 2007 by and between Au-rora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to the Aurora S-4).

 4.2       Specimen Certificate of 9 7/8% Series B Senior Subordinated
           Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

  Exhibit
  Number   Exhibit
  -------  -------
 4.3       Form of Note Guarantee to be issued by future subsidiaries of
           Aurora Foods Inc. pursuant to the Indenture (included in Ex-
           hibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

 4.4 Indenture dated as of July 1, 1997, governing the 9 7/8% Se-ries D Senior Subordinated Notes due 2007 by and between Au-rora Foods Inc. and Wilmington Trust Company (the "Series D
           Indenture"). (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

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

 4.8 Indenture dated as of July 1, 1998, governing the 8 3/4% Se-nior Subordinated Notes due 2008 by and between Aurora Foods
           Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.13 to the S-1).

 4.9       Specimen Certificate of 8 3/4% Senior Subordinated Notes due
           2008. (Incorporated by reference to Exhibit 4.9 to the Aurora
           Foods Inc. Form 10-K for the year ended December 31, 1999.)

 4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

 4.11      Supplemental Indenture, governing the 9 7/8% Series D Senior
           Subordinated Notes due 2007, dated as of April 1, 1999, among
           Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust
           Company, as Trustee. (Incorporated by reference to Exhibit
           4.11 to the Aurora Foods Inc. Form 10-K for the year ended De-cember 31, 1999.)

 4.12      Supplemental Indenture, governing the 9 7/8% Series C Senior
           Subordinated Notes due 2007, dated as of April 1, 1999, among
           Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust
           Company, as Trustee. (Incorporated by reference to Exhibit
           4.12 to the Aurora Foods Inc. Form 10-K for the year ended De-cember 31, 1999.)

 4.13 Supplemental Indenture, governing the 8 3/4% Senior Subordi-nated Notes due 2008, dated as of April 1, 1999, among Sea
           Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Com-pany, as Trustee. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Form 10-K for the year ended December
           31, 1999.)

 4.14      Amendment of Securityholders Agreement among Aurora Foods Inc.
           and the parties listed on the signature page thereto. (Incor-porated by reference to Exhibit 4.14 to the Aurora Foods Inc.
           Form 10-Q for the quarter ended September 30, 2000).

 4.15 Supplemental Indenture dated as of September 20, 2000 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Compa-ny, as trustee, amending the Indenture dated as of July 1, 1998, as amended. (Incorporated by reference to Exhibit 4.1 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).


 4.16 Supplemental Indenture dated as of September 20, 2000 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Compa-ny, as trustee, amending the Indenture dated as of February
           10, 1997, as amended. (Incorporated by reference to Exhibit
           4.2 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).

 4.17 Supplemental Indenture dated as of September 20, 2000 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Compa-ny, as trustee, amending the Indenture dated as of July 1, 1997, as amended. (Incorporated by reference to Exhibit 4.3 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).

  Exhibit
  Number   Exhibit
  -------  -------
 10.1*     VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated
           by reference to Exhibit 10.1 to the S-1).

 10.2 Purchase Agreement, dated February 5, 1997, by and between Au-rora Foods Inc. and Chase Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Aurora S-4).

 10.3* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro (Incorporated by reference to Exhibit 10.5 to the Aurora S-4).

 10.4* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to Exhibit 10.6 to the Aurora S-4).

 10.5 License Agreement, dated as of February 21, 1979, between Gen-eral Host Corporation and VDK Acquisition Corporation. (Incor-porated by reference to Exhibit 10.27 to the Van de Kamp's S-
           4).

 10.6 License Agreement, dated as of October 14, 1978, between Gen-eral Host Corporation and Van de Kamp's Dutch Bakeries. (In-corporated by reference to Exhibit 10.28 to the Van de Kamp's
           S-4).

 10.7      Trademark License Agreement, dated July 9, 1996 among Quaker
           Oats, The Quaker Oats Company of Canada Limited and Van de
           Kamp's, Inc. (Incorporated by reference to Exhibit H to Ex-hibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9,
           1996).

 10.8 First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a por-tion of this document has been requested by the Company). (In-corporated by reference to Exhibit 10.16 to Aurora Foods
           Inc.'s Form 10-K, filed on March 27, 1998 (the "Aurora 10-
           K")).

 10.9      Production Agreement, dated November 19, 1997, by and between
           Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).

 10.10*    Amendment No. 1 to Ferraro Employment Agreement, dated as of
           January 1, 1998, between Aurora Foods Inc. and Thomas J.
           Ferraro. (Incorporated by reference to Exhibit 10.10 to the S-
           1).

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

 10.12*    Employment Agreement between Ian R. Wilson and Aurora Foods
           Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

 10.13*    Employment Agreement between James B. Ardrey and Aurora Foods
           Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

 10.14*    Employment Agreement between Ray Chung and Aurora Foods Inc.
           (Incorporated by reference to Exhibit 10.9 to the S-1).

 10.15*    Employment Agreement between M. Laurie Cummings and Aurora
           Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.16*    Amendment No. 1 to Ellinwood Amended and Restated Employment
           Agreement, dated as of January 1, 1998, between Thomas O. El-linwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

 10.17*    Amended and Restated Employment Agreement, dated as of March
           11, 1997, by and between Thomas O. Ellinwood and Van de
           Kamp's, Inc. (Incorporated by reference to Exhibit 10.16 to the S-1).


 10.18* Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incor-porated by reference to Exhibit 10.17 to the S-1).

 10.19     Expense Agreement, made as of July 1, 1998, between Aurora
           Foods Inc. and Dartford Partnership LLC (Incorporated by ref-erence to Exhibit 10.32 to the S-1).

  Exhibit
  Number   Exhibit
  -------  -------
 10.20*    Advisory Agreement, made as of April 8, 1998, among Aurora/VDK
           LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods
           Inc. and Aurora Foods Holdings Inc. and Dartford Partnership
           LLC (Incorporated by reference to Exhibit 10.33 to the S-1).

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

 10.23     Indemnity Agreement, dated as of July 1, 1998, between Ian R.
           Wilson and Aurora Foods Inc. (Incorporated by reference to Ex-hibit 10.46 to the S-1).

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

 10.30     Indemnity Agreement, dated as of July 1, 1998, between Peter
           Lamm and Aurora Foods Inc. (Incorporated by reference to Ex-hibit 10.56 to the S-1).

 10.31* 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

 10.32 Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorpo-rated by reference to Exhibit 10.48 to the S-1).

 10.33*    1998 Long Term Incentive Plan (Incorporated by reference to
           Exhibit 10.50 to the Aurora Foods Inc. Form 10-K for the fis-cal year ended December 31, 1998).

 10.34     Fifth Amended and Restated Credit Agreement dated November 1,
           1999 and entered into by and among Aurora Foods Inc., as Bor-rower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster
           Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent (Incorporated by reference to Exhibit
           10.1 to the Aurora Foods Inc. Form 8-K dated November 1,
           1999).


 10.35 Amendment, dated as of April 28, 2000, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and en-tered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Adminis-trative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documen-tation Agent. (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-Q for the quarter ended
           March 31, 2000).

 10.36     First Amendment, Forbearance and Waiver, dated as of March 29,
           2000, to the Fifth Amended and Restated Credit Agreement dated
           November 1, 1999 and entered into by and among Aurora Foods
           Inc., as Borrower, the Lenders listed therein, the Chase Man-hattan Bank, as Administrative Agent for the Lenders, National
           Westminster Bank PLC, as Syndication Agent, and UBS AG, Stam-ford Branch, as Documentation Agent. (Incorporated by refer-ence to Exhibit 10.36 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

  Exhibit
  Number   Exhibit
  -------  -------
 10.37     Collective Bargaining Agreement between Lender's Bagel Bakery and Bakery, Confectionery and Tobacco Workers of America Local
           # 429 September 1, 1998 to August 31, 2001. (Incorporated by
           reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-K
           for the year ended December 31, 1999).

 10.38 Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000.)

 10.39* Employment Agreement dated as of March 21, 2000, between Au-rora Foods Inc. and Christopher T. Sortwell. (Incorporated by reference to Exhibit 10.39 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

 10.40* Employment Agreement dated as of March 27, 2000, between Au-rora Foods Inc. and James T. Smith. (Incorporated by reference to Exhibit 10.40 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2000).

 10.41* Employment Agreement dated as of March 27, 2000, between Au-rora Foods Inc. and Paul Graven.

 10.42 Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Sched-ule A thereto.

 10.43*    Aurora Foods Inc. 2000 Equity Incentive Plan.

- --------
 21.1      Subsidiary of Aurora Foods Inc. (Incorporated by reference to
           Exhibit 21.1 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)
*Represents management contracts or compensatory plans or arrangements

(b)Reports on Form 8-K


None.
 23.1      Consent of PricewaterhouseCoopers LLP

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Aurora Foods Inc.

                                                   /s/ James T. Smith
Date: April 2, 2001                       By___________________________________
                                                      James T. Smith
                                            Director, President and Chief
                                                   Executive Officer
                                                   (Principal Executive
                                                   Officer)

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.

                 Signature                                     Title
                 ---------                                     -----

        /s/ Richard C. Dresdale             Director and Chairman of the Board
___________________________________________
            Richard C. Dresdale



         /s/ David E. De Leeuw              Director and Vice Chairman
___________________________________________
             David E. De Leeuw

          /s/ James T. Smith                Director, President and Chief Executive
___________________________________________   Officer (Principal Executive Officer)
              James T. Smith

      /s/ Christopher T. Sortwell           Director, Executive Vice President, and
___________________________________________   Chief Financial Officer (Principal
          Christopher T. Sortwell             Accounting and Finance Officer)
          /s/ Clive A. Apsey                Director
___________________________________________
              Clive A. Apsey


        /s/ Charles J. Delaney              Director
___________________________________________
            Charles J. Delaney
          /s/ Andrea Geisser                Director
___________________________________________
              Andrea Geisser

            /s/ Peter Lamm                  Director
___________________________________________
                Peter Lamm

         /s/ George E. McCown               Director
___________________________________________
             George E. McCown
           /s/ Ronald S. Orr                Director
___________________________________________
               Ronald S. Orr

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aurora Foods Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Aurora Foods Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, in April 2000, the Company, in conjunction with the issuance of its December 31, 1999 audited financial statements, restated its December 31, 1998 financial statements for trade promotion liabilities and certain other matters.

   As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives".

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 22, 2001, except for Notes 12 and 20, which are as of March 2, 2001

                               AURORA FOODS INC.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $      525  $      315
  Accounts receivable, net of $725 and $1,311
   allowance, respectively.............................     82,628      92,576
  Inventories (Note 6).................................    104,319     123,967
  Prepaid expenses and other assets....................      6,496      21,876
  Current deferred tax assets (Note 15)................     17,133      17,338
                                                        ----------  ----------
    Total current assets...............................    211,101     256,072
Property, plant and equipment, net (Note 7)............    239,107     257,443
Deferred tax asset (Note 15)...........................     40,045       2,357
Goodwill and other intangible assets, net (Note 8).....  1,268,942   1,294,995
Asset held for sale....................................        --          800
Other assets...........................................     35,091      37,671
                                                        ----------  ----------
    Total assets....................................... $1,794,286  $1,849,338
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Senior secured term debt (Note 10)................... $      --   $  543,591
  Senior secured revolving debt facility (Note 10).....        --      105,600
  Senior subordinated notes (Note 10)..................        --      402,049
  Current portion of senior securred term debt (Note
   10).................................................     32,926      27,980
  Accounts payable.....................................     50,456      87,942
  Accrued liabilities (Note 9).........................     87,840     100,533
                                                        ----------  ----------
    Total current liabilities..........................    171,222   1,267,695
Other liabilities......................................      5,848       5,385
Senior secured term debt (Note 10).....................    510,665         --
Senior secured revolving debt facility (Note 10).......    160,000         --
Senior subordinated notes (Note 10)....................    401,837         --
                                                        ----------  ----------
    Total liabilities..................................  1,249,572   1,273,080
                                                        ----------  ----------
Commitments and contingent liabilities (Notes 4, 5, 12
 and 20)
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares
   authorized; 3,750,000 shares, Series A Convertible
   Cumulative, issued and outstanding, with a
   liquidation preference value of $15,033.............         37         --
  Common stock, $0.01 par value; 250,000,000 shares
   authorized; 74,123,709 and 67,049,811 shares issued
   and outstanding, respectively.......................        741         670
  Paid-in capital......................................    685,091     648,254
  Promissory notes (Note 18)...........................       (227)       (323)
  Accumulated deficit..................................   (140,928)    (72,343)
                                                        ----------  ----------
    Total stockholders' equity.........................    544,714     576,258
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,794,286  $1,849,338
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                   Years Ended December 31,
                                                 ------------------------------
                                                    2000       1999      1998
                                                 ----------  --------  --------
Net sales......................................  $1,000,131  $876,206  $689,639
Cost of goods sold.............................    (488,585) (424,936) (318,935)
                                                 ----------  --------  --------
  Gross profit.................................     511,546   451,270   370,704
                                                 ----------  --------  --------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution...................    (117,830) (101,652)  (77,553)
  Trade promotions.............................    (179,117) (150,114) (129,561)
  Consumer marketing...........................     (44,655)  (50,913)  (34,146)
                                                 ----------  --------  --------
    Total brokerage, distribution and marketing
     expenses..................................    (341,602) (302,679) (241,260)
Amortization of goodwill and other intangibles.     (44,819)  (38,305)  (30,048)
Selling, general and administrative expenses...     (42,903)  (35,596)  (25,955)
Other financial, legal and accounting expenses.     (47,352)      --        --
Incentive plan (expense) credit (Note 19)......         --        571   (56,583)
Columbus consolidation costs...................      (6,868)      --        --
Transition expenses (Note 13)..................      (3,037)  (11,200)  (10,366)
                                                 ----------  --------  --------
    Total operating expenses...................    (486,581) (387,209) (364,212)
                                                 ----------  --------  --------
  Operating income.............................      24,965    64,061     6,492
Interest expense, net..........................    (109,554)  (68,403)  (64,493)
Amortization of deferred financing expense.....      (3,016)   (2,060)   (1,872)
Other bank and financing expenses..............        (336)     (838)     (259)
                                                 ----------  --------  --------
    Loss before income taxes, cumulative effect
     of change in accounting and extraordinary
     loss......................................     (87,941)   (7,240)  (60,132)
Income tax benefit (Note 15)...................      31,850     2,791       214
                                                 ----------  --------  --------
    Net loss before cumulative effect of change
     in accounting and extraordinary loss......     (56,091)   (4,449)  (59,918)
Cumulative effect of change in accounting, net
 of tax of $5,722..............................     (12,161)      --        --
Extraordinary loss on early extinguishment of
 debt, net of tax of $5,632....................         --        --     (9,211)
                                                 ----------  --------  --------
    Net loss...................................     (68,252)   (4,449)  (69,129)
Preferred dividends............................        (333)      --        --
                                                 ----------  --------  --------
  Net loss available to common stockholders....  $  (68,585) $ (4,449) $(69,129)
                                                 ==========  ========  ========
Basic and diluted loss per share available to
 common stockholders before cumulative effect
 of change in accounting and extraordinary
 loss..........................................  $    (0.81) $  (0.07) $  (1.12)
  Cumulative effect of change in accounting....       (0.18)      --        --
  Extraordinary loss per share.................         --        --      (0.17)
                                                 ----------  --------  --------
  Basic and diluted loss per share available to
   common stockholders.........................  $    (0.99) $  (0.07) $  (1.29)
                                                 ==========  ========  ========
Pro forma amounts assuming the change in
 accounting was applied retroactively:
  Net loss available to common stockholders....  $  (56,424) $(14,085)   N/A (1)
                                                 ==========  ========  ========
  Basic and diluted loss per share available to
   common stockholders.........................  $    (0.81) $  (0.21)   N/A (1)
                                                 ==========  ========  ========
Weighted average number of shares outstanding..      69,041    67,023    53,541
                                                 ==========  ========  ========

- --------
(1) Historical information necessary to compute proforma amounts is not available.

          See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                           Retained
                                    Common Stock   Additional              Earnings
                          Preferred --------------  Paid-in   Promissory (Accumulated
                            Stock   Shares  Amount  Capital     Notes      Deficit)    Total
                          --------- ------  ------ ---------- ---------- ------------ --------
Balance at December 27,
 1997...................    $--     29,053   $291   $ 63,912    $(215)    $   1,235   $ 65,223
Capital contribution
 (Notes 1 & 18).........     --        --     --      94,263     (473)          --      93,790
Shares issued for
 acquisition of business
 (Note 3)...............     --     25,038    250    183,219      --            --     183,469
Shares issued (Note 1)..     --     12,909    129    254,702      --            --     254,831
Equity offering costs...     --        --     --      (5,062)     --            --      (5,062)
Employee stock purchases
 (Note 21)..............     --         16    --         272      --            --         272
Payments on officer
 promissory notes (Note
 18)....................     --        --     --         --       126           --         126
Incentive plan expense
 (Note 19)                   --        --     --      56,583      --            --      56,583
Net loss................     --        --     --         --       --        (69,129)   (69,129)
                            ----    ------   ----   --------    -----     ---------   --------
Balance at December 31,
 1998...................     --     67,016    670    647,889     (562)      (67,894)   580,103
Employee stock purchases
 (Note 21)..............     --         34    --         365      --            --         365
Payments on officer
 promissory notes (Note
 18)....................     --        --     --         --       239           --         239
Net loss................     --        --     --         --       --         (4,449)    (4,449)
                            ----    ------   ----   --------    -----     ---------   --------
Balance at December 31,
 1999...................     --     67,050    670    648,254     (323)      (72,343)   576,258
Issuance of preferred
 stock (Note 11)........      37       --     --      14,963      --            --      15,000
Cumulative preferred
 dividends (Note 11)....     --        --     --         --       --           (333)      (333)
Common stock issued to
 senior subordinated
 noteholders (Note 10)..     --      6,966     70     21,644      --            --      21,714
Employee stock purchases
 (Note 21)..............     --        150      1        394      --            --         395
Retirements of stock....     --        (42)   --        (164)     --            --        (164)
Payment on officer
 promissory notes (Note
 18)....................     --        --     --         --        96           --          96
Net loss................     --        --     --         --       --        (68,252)   (68,252)
                            ----    ------   ----   --------    -----     ---------   --------
Balance at December 31,
 2000...................    $ 37    74,124   $741   $685,091    $(227)    $(140,928)  $544,714
                            ====    ======   ====   ========    =====     =========   ========

          See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended
                                                   ----------------------------
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Cash flows from operating activities:
  Net loss.......................................  $(68,252) $ (4,449) $(69,129)
  Early extinguishment of debt, net of tax of
   $5,632........................................       --        --      9,211
  Cumulative effect of change in accounting......    12,161       --        --
  Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
    Depreciation and amortization................    73,335    55,256    41,336
    Deferred income taxes........................   (31,850)   (2,244)     (184)
    Incentive plan expense.......................       --       (571)   56,583
    Non-cash restructuring cost..................     3,094       --        --
    Non-cash other financial, legal and
     accounting expense..........................    17,714       --        --
    (Gain) loss on disposal of fixed assets......      (303)    1,780       --
    Change in assets and liabilities, net of
     effects of businesses acquired:
      Increase in accounts receivable............   (26,768)   (6,625)  (29,872)
      Accounts receivable sold...................    38,565       --        --
      (Increase) decrease in inventories.........    18,352   (22,664)  (37,233)
      (Increase) decrease in prepaid expenses and
       other current assets......................    15,211   (14,728)   (3,733)
      Increase (decrease) in accounts payable....   (37,707)   19,528    43,573
      Increase (decrease) in accrued liabilities.   (30,924)   (1,281)   38,727
      Decrease in other non-current liabilities..      (576)  (12,853)      --
                                                   --------  --------  --------
Net cash provided by (used by) operating
 activities......................................   (17,948)   11,149    49,279
                                                   --------  --------  --------
Cash flows from investing activities:
  Additions to property, plant and equipment.....   (12,780)  (25,281)  (38,710)
  Changes to other non-current assets and
   liabilities...................................    (4,034)   (6,002)   (4,343)
  Proceeds from sale of assets...................     1,176        --    28,012
  Payment for acquisition of businesses..........    (7,984) (343,885) (462,784)
                                                   --------  --------  --------
Net cash used in investing activities............   (23,622) (375,168) (477,825)
                                                   --------  --------  --------
Cash flows from financing activities:
  Proceeds from senior secured revolving and term
   debt..........................................    54,400   633,400   864,350
  Proceeds from senior subordinated notes........       --        --    200,000
  Repayment of borrowings........................   (27,980) (262,080) (947,259)
  Issuance of preferred stock....................    15,000       --        --
  Payment of redemption premium..................       --        --    (14,500)
  Proceeds from initial public offering..........       --        --    254,831
  Capital contributions, net of officer
   promissory notes..............................       492       605    94,188
  Debt issuance and equity offering costs........      (132)   (7,945)  (27,427)
                                                   --------  --------  --------
Net cash provided by financing activities........    41,780   363,980   424,183
                                                   --------  --------  --------
Increase (decrease) in cash and cash equivalents.       210       (39)   (4,363)
Cash and cash equivalents, beginning of period...       315       354     4,717
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $    525  $    315  $    354
                                                   ========  ========  ========

          See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

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

   The Company is highly leveraged. At December 31, 2000, the Company has outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its revolving credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is limited in its ability to pursue additional acquisitions.

   Management of the Company believes that cash generated from operations and cash available to the Company from sale of accounts receivable and borrowings under the revolving credit agreement will be adequate in 2001 to fund its operating and capital expenditure requirements and its debt repayment obligations.

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

   Van de Kamp's, Inc. ("VDK") was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation ("VDK Holdings") which was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp's(R) frozen seafood business and the frozen dessert business (subsequently sold) from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul's(R) frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima(R) frozen breakfast and Celeste(R) frozen pizza businesses from The Quaker Oats Company in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC ("VDK LLC").

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

   As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan (See Note 19. Incentive Plan Expense). MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

   On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Seacoast") from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million, subject to an "earn-out" clause under which the sellers were entitled to further consideration based on the performance of Seacoast over a specified period. In 2000, an additional payment of $8.0 million was made pursuant to the earnout clause, which was recorded as additional purchase price and goodwill. The consolidated financial statements include the accounts of the Company and Seacoast, its wholly-owned subsidiary since the acquisition.

   On November 1, 1999, the Company acquired all the assets of the Lender's Bagel business ("Lender's") from The Eggo Company, a subsidiary of Kellogg Company ("Kellogg's") for $275.5 million, subject to adjustment based on the level of working capital acquired as of the date of closing. During 2000, additional payments of $1.6 million were made by the Company for additional working capital. The consolidated financial statements include the operations of Lender's since its acquisition.

Restatements in 1999

   Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were improperly deferred into future periods and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 have been restated. The restated financial statements as of and for the year ended December 31, 1998 have been included in the consolidated financial statements included herein. Unaudited restated condensed financial statement information for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999 have been included in the notes to the consolidated financial statements included herein.

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

Note 2. Significant Accounting Policies and Change in Accounting Method

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

Fiscal Year

   The Company's fiscal year ends on December 31. The Company's 1998 fiscal year started on the last Saturday of December, 1997. Accordingly for fiscal year 1998, the results of operations and cash flows reflect activity for the period from December 28, 1997 through December 31, 1998.

Principles of Consolidation

   The Consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions are eliminated.

Accounting Change

   Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies no later than the first quarter of 2001, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to Net Sales in the accompanying Statement of Operations. The similar expense items in prior year comparable periods have been reclassified to conform to the current period's presentation.

   As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as an expense in the Statement of Operations for the year ended December 31, 2000.

   If this change had been applied retroactively in 1999, the pro forma impact on the results of operations would have been a decrease in net sales and gross profit of $10,582,000 and a decrease in operating income of $14,766,000. The above pro forma effects are reflected in the pro forma information contained in Note 3.

Cash and Cash Equivalents

   The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Inventories

   Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of raw materials, packaging, labor and manufacturing overhead.

Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty years. Costs that improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $25.6 million, $15.1 million, and $9.9 million, respectively.

   Depreciable lives for major classes of assets are as follows:

   Computers........................................................   3-5 years
   Furniture and fixtures...........................................   2-8 years
   Machinery and equipment.......................................... 10-15 years
   Buildings and improvements....................................... 20-30 years

Goodwill and Other Intangible Assets

   Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill, which represents the excess of cost over the net identifiable assets of acquired businesses, is being amortized over forty years using the straight-line method. Other intangible assets, which include the costs of trademarks and other identifiable intangibles, are being amortized using the straight-line method over periods ranging from five to forty years. Amortization of goodwill and other intangible assets charged against income for the years ended December 31, 2000, 1999 and 1998 was $39.9 million, $34.8 million and $30.0 million, respectively.

Long-Lived Assets

   The Company periodically assesses the net realizable value of its noncurrent assets and would recognize an impairment if the recorded value of these assets exceeded the undiscounted cash flows expected in future periods.

Other Assets

   Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the effective interest method over the terms of the respective debt. Aggregate amortization of deferred loan acquisition costs and other assets charged against income for the years ended December 31, 2000, 1999 and 1998 was $7.9 million, $5.6 million, and $1.9 million, respectively.

Revenue Recognition

   Revenue is recognized upon shipment of product and transfer of title to customers. Sales and returns and allowances are included in net sales. Amounts billed to customers for freight and handling are included in net sales. The associated costs are included in brokerage and distribution expense. Such amounts were $80.9 million, $58.5 million and $45.9 million in 2000, 1999 and 1998, respectively.

Disclosure About Fair Value of Financial Instruments

   For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than the senior subordinated notes, approximates book value at December 31, 2000. The fair market value of the New Notes and the Notes (as defined in Note 10--Long Term Debt) at December 31, 2000, based on market prices, was $140.0 million and $142.0 million, respectively. The fair value of the Company's interest rate agreements was a liability of $4.7 million.

Concentration of Credit Risk

   The Company sells its products to supermarkets, foodservice operators and other retail channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 31, 2000.

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

Advertising Expenses

   Advertising expenses are included in consumer marketing and include the costs to produce, distribute and air print media, television and radio advertising for the Company's products. Such costs are expensed ratably over the year in relation to sales volume.

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

Stock Based Compensation

   Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, allows companies to measure compensation cost in connection with employee stock compensation plans either using a fair value-based method or to continue to use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation cost. The Company measures compensation cost in accordance with APB 25. The Company's stock-based compensation plans are discussed in Note 21.

Impact of New Accounting Pronouncements

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to its limited use of derivative instruments, the adoption of SFAS 133 on January 1, 2001 did not have a significant effect on the Company's results of operations or its financial position.

Note 3. Business Acquisitions

Duncan Hines

   On January 16, 1998, the Company acquired all the assets of Duncan Hines(R) from Procter & Gamble for a purchase price of $445.0 million. The assets acquired by the Company include (i) the Duncan Hines(R) brand and associated trademarks, (ii) substantially all of the equipment used for the manufacture of Duncan Hines(R) products, (iii) proprietary formulations for Duncan Hines(R) products, (iv) other product specifications and customer lists and
(v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The Company uses the acquired assets in its operations of Duncan Hines(R). The acquisition was accounted for by using the purchase method of accounting.

   To finance the acquisition of Duncan Hines(R) and related costs, the Company refinanced its previously existing senior bank facilities with $450.0 million of senior secured term debt under the Second Amended and Restated Credit Agreement, dated as of January 16, 1998 by and among Holdings, the Company, the lenders listed therein, The Chase Manhattan Bank, The National Westminster Bank PLC, and Swiss Bank Corporation (the "Aurora Senior Bank Facilities"), and received a capital contribution from Holdings of $93.8 million. As a result of the new bank borrowings under the Aurora Senior Bank Facilities, the Company incurred an early extinguishment of its pre-Duncan Hines(R) senior secured bank debt and the write-off of the associated deferred financing charges was recorded in the quarter ended March 28, 1998 as an extraordinary charge of $1.9 million, net of income taxes of $1.2 million.

   The cost to acquire DH has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Cash paid to acquire assets........................................ $445,000
   Other acquisition costs............................................   11,544
                                                                       --------
                                                                        456,544
   Cost assigned to tangible assets...................................  (38,922)
                                                                       --------
   Cost attributable to intangible assets............................. $417,622
                                                                       ========

VDK Holdings, Inc.

   On April 8, 1998, the Company completed a stock purchase of VDK Holdings (See Note 1). The Company acquired all the capital stock of VDK Holdings in exchange for $183.5 million of the Company's equity. The acquisition was accounted for using the purchase method of accounting.

   The cost to acquire VDK Holdings has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Value of stock used to acquire VDK Holdings........................ $183,469
   Liabilities assumed................................................  386,362
   Other acquisition costs............................................   10,688
                                                                       --------
                                                                        580,519
   Cost assigned to tangible assets................................... (199,757)
                                                                       --------
   Cost attributable to intangible assets............................. $380,762
                                                                       ========

Seacoast

   On April 1, 1999, the Company acquired 100% of the stock in Seacoast from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph
A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey for a purchase price of $51.2 million, subject to an "earn-out" clause under which the sellers were entitled to further consideration based on the performance of Seacoast over a specified period. In 2000, an additional payment of $8.0 million was made pursuant to the earnout clause, which was recorded as additional purchase price and goodwill.

   The cost to acquire Seacoast has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Cash paid to acquire Seacoast....................................... $59,233
   Other acquisition costs.............................................   1,873
                                                                        -------
                                                                         61,106
   Cost assigned to tangible assets....................................  (2,867)
                                                                        -------
   Cost attributable to intangible assets.............................. $58,239
                                                                        -------

Lender's Bagels

   On November 1, 1999, the Company acquired all the assets of Lender's from the Eggo Company, a subsidiary of Kellogg's. The assets acquired by the Company include (i) Lender's(R) and all associated trademarks, (ii) the plants and the accompanying assets in Mattoon, Illinois and West Seneca, New York,
(iii) proprietary formulations for Lender's products, (iv) other product specification and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The purchase price of approximately $275.5 million was based on an arms length negotiation between the Company and the Eggo Company. The purchase price was subject to adjustment based on the level of working capital acquired as of the date of closing. In 2000, additional payments of $1.6 million were made by the Company for additional working capital. The acquisition was accounted for by using the purchase method of accounting.

   To finance the acquisition of Lender's and related costs, the Company added $275.0 million of senior secured term debt to its existing senior bank facilities under the Fifth Amended and Restated Credit Agreement dated October 31, 1999, among the Company, as borrower, the lenders listed therein, The Chase Manhattan Bank, as Administrative Agent, The National Westminster Bank PLC, as Syndication Agent and UBS AF, Stamford Branch, as Documentation Agent.

   The cost to acquire the Lender's business has been allocated to tangible and intangible assets acquired as follows (in thousands):

   Cash paid to acquire assets........................................ $277,068
   Other acquisition costs............................................    3,321
                                                                       --------
                                                                        280,389
   Costs assigned to tangible assets..................................  (89,925)
                                                                       --------
   Costs attributable to intangible assets............................ $190,464
                                                                       ========

   Had the Lender's, and Seacoast acquisitions and related financings and the change in accounting (See Note 2) taken place January 1, 1999, the unaudited pro forma results of operations for the year ended December 31, 1999, would have been as follows (in thousands except per share amount):

   Net sales........................................................ $1,034,280
                                                                     ==========
   Gross profit..................................................... $  526,265
                                                                     ==========
   Operating income................................................. $   65,784
                                                                     ==========
   Net loss......................................................... $  (17,049)
                                                                     ==========
   Net loss per share............................................... $    (0.25)
                                                                     ==========

Note 4. Supplemental Cash Flow Disclosure

   Cash interest payments, net of amounts capitalized, in the years ended December 31, 2000, 1999 and 1998, were $111.7 million, $67.7 million, and $60.2 million, respectively. Cash income taxes paid in the years ended December 31, 2000, 1999 and 1998, was $0.2 million, $0.1 million, and $0.3 million, respectively. Cumulative preferred stock dividends unpaid at December 31, 2000 were $333,000. Additions to deferred financing costs in 2000, in the amount of $4.0 million, were paid in common stock. See Note 10.

Barter Transaction

   On September 30, 1999, the Company entered into a barter transaction agreement with Active Media Services, Inc. ("Active") in which it agreed to exchange inventory with a carrying value of $786,000 for credits to be redeemed for broadcast media, electronic media, print media, and outdoor media. The credits provide a $0.25 reduction for every dollar spent on such media up to a maximum of $3.6 million in credits. The media related to such credits needs to be purchased by February 28, 2003. The media credits were valued at the carrying value of the exchanged inventory and classified as prepaid advertising. At December 31, 2000 and 1999, the amount of prepaid advertising relating to these credits was $644,000 and $786,000, respectively. For cash flow statement purposes, this is a non-cash transaction.

Note 5. Sale of Accounts Receivable

   In April 2000, the Company entered into an agreement to sell on a periodic basis, specified accounts receivable in amounts up to $60 million. As of December 31, 2000, the Company had received a net $38.6 million from the sale of accounts receivable. In February, 2001 the Company entered into an amendment to this agreement, which extended the termination date to March 31, 2002 and has effectively reduced the available facility to $46 million as of March 31, 2001 and $36 million as of December 31, 2001. Under terms of the agreement, accounts receivable are sold at a discount rate of prime plus 2.5% to 3.0%. The total discount on amounts sold in 2000 was approximately $3.0 million and is included in interest expense.

Note 6. Inventories

   Inventories consist of the following (in thousands):

                                                                December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------- --------
   Raw materials............................................ $  28,764 $ 29,187
   Work in process..........................................       299    1,262
   Finished goods...........................................    66,787   83,900
   Packaging and other supplies.............................     8,469    9,618
                                                             --------- --------
                                                             $ 104,319 $123,967
                                                             ========= ========

   At December 31, 2000, the Company had commitments to buy raw materials of $66.2 million.

Note 7. Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                               December 31,
                                                            -------------------
                                                              2000       1999
                                                            ---------  --------
   Land.................................................... $   3,436  $  3,436
   Machinery and equipment.................................   242,092   226,806
   Buildings and improvements..............................    28,023    27,342
   Furniture and fixtures..................................     3,238     3,853
   Computer equipment......................................     3,499     3,052
   Construction in progress................................     9,005    18,952
                                                            ---------  --------
                                                              289,293   283,441
   Less accumulated depreciation...........................   (50,186)  (25,998)
                                                            ---------  --------
                                                            $ 239,107  $257,443
                                                            =========  ========

   At December 31, 2000, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $0.7 million. During 2000 and 1999, the Company capitalized interest costs of $0.2 million and $1.2 million, respectively.

Note 8. Goodwill and Other Intangible Assets

   Goodwill and other intangible assets consist of the following (in thousands):

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
   Goodwill............................................ $   798,263  $  784,425
   Trademarks..........................................     493,187     493,187
   Other intangibles...................................      87,131      87,131
                                                        -----------  ----------
                                                          1,378,581   1,364,743
   Less accumulated amortization.......................    (109,639)    (69,748)
                                                        -----------  ----------
                                                        $ 1,268,942  $1,294,995
                                                        ===========  ==========

Note 9. Accrued Liabilities

   Accrued liabilities consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Accrued marketing expenses................................ $ 31,364 $ 47,246
   Accrued interest..........................................   16,992   18,567
   Accrued brokerage and distribution expenses...............   18,121   21,013
   Employee related expenses.................................   11,236    6,287
   Accrued legal and professional............................    5,160      297
   Other.....................................................    4,967    7,123
                                                              -------- --------
                                                              $ 87,840 $100,533
                                                              ======== ========

Barter Transaction

   On November 16, 1999, the Company entered into a Sale and Repurchase Agreement with Active and First International Bank ("FIB"), whereby FIB agreed to provide cash in the amount of $3.3 million to the Company in exchange for the sale and assignment of media credits (See Note 4) and the obligation of the Company to repurchase the media credits by November 16, 2000. In November, 2000, the Company repurchased the unused media credits by repaying the loan and accrued interest totaling $2.9 million. The Company paid FIB a loan structuring fee of $132,000 related to the arrangement. The note payable carried an implied interest rate of 9.08%. As of December 31, 1999, $3.2 million remained on the note and was classified in other accrued liabilities.

Note 10. Long Term Debt

   Long term debt consists of the following (dollars in thousands):

                                                            December 31,
                                                       -----------------------
                                                          2000        1999
                                                       ----------  -----------
SENIOR SECURED DEBT

Senior secured tranche A debt--interest rate of 9.89%
 at December 31, 2000; principal due in quarterly
 installments through June 30, 2005; floating
 interest rate at the prime rate plus 2.25%, or
 alternatively, the one, three or six month
 Eurodollar rate plus 3.25% payable monthly or at the
 termination of the Eurodollar contract interest
 period..............................................  $  173,114  $   197,845

Senior secured tranche B debt--interest rate of
 10.39% at December 31, 2000; principal due in
 quarterly installments through September 30, 2006;
 floating interest rate at the prime rate plus 2.75%,
 or alternatively, the one, three or six month
 Eurodollar rate plus 3.75% payable monthly or at the
 termination of the Eurodollar contract interest
 period..............................................     370,477      373,726

Senior secured revolving debt; weighted average
 interest rate of 9.96% at December 31, 2000;
 principal due June 30, 2005; floating interest rate
 at the prime rate plus 2.25%, or alternatively, the
 one, three or six month Eurodollar rate 3.25%
 payable monthly or at the termination of the
 Eurodollar contract interest period.................     160,000      105,600

SENIOR SUBORDINATED NOTES

Senior subordinated notes issued July 1, 1998 at par
 value of $200,000; coupon interest rate of 8.75%
 with interest payable each January 1 and July 1,
 matures July 1, 2008................................     200,000      200,000
                                                       ----------  -----------
                                                        1,103,591    1,077,171

Senior subordinated notes issued July 1, 1997 at par
 value of $100,000 plus premium of $2,500; net of
 unamortized premium of $1,837 and $2,049 at December
 31, 2000 and December 31, 1999, respectively; coupon
 interest rate of 9.875% with interest payable each
 August 15 and February 15; matures on February 15,
 2007 ...............................................     100,000      100,000
Add: Unamortized premium on senior subordinated
 notes...............................................       1,837        2,049
                                                       ----------  -----------
                                                        1,105,428    1,079,220
Less: Current portion of long term debt..............     (32,926)  (1,079,220)
                                                       ----------  -----------
Long term debt.......................................  $1,072,502  $       --
                                                       ==========  ===========

Senior subordinated notes issued February 10, 1997 at
 par value of $100,000; coupon interest rate of
 9.875% with interest payable each August 15 and
 February 15; matures on February 15, 2007...........     100,000      100,000

   Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):

   2001.............................................................. $   32,926
   2002..............................................................     37,872
   2003..............................................................     42,818
   2004..............................................................     47,764
   2005..............................................................    187,979
   Thereafter........................................................    754,232
                                                                      ----------
   Total............................................................. $1,103,591
                                                                      ==========

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

   The Company amended the Agreement, dated November 1, 1999, to provide for additional borrowings of $275.0 million of senior secured term debt to finance the acquisition of the Lender's bagel business and related costs.

   The $175.0 million senior secured revolving debt facility is subject to limitations based on letters of credit. At December 31, 2000, the Company had unused borrowing availability of $10.7 million. The Agreement requires a commitment fee of 0.50% per annum payable monthly on the unused portions of the revolving debt facility.

   The Agreement includes restrictive covenants, which limit additional borrowing, cash dividends, and capital expenditures while also requiring the Company to maintain certain financial ratios.

   As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 31, 1998, the Company was in default of a number of provisions of the Agreement. The

Company and the lenders amended the Agreement effective March 29, 2000. The amendment to the Agreement included provisions that:

  .  amended the financial covenants;

  . waived certain existing defaults of covenants and breaches of representations and warranties;

  . established the interest rate on borrowings made pursuant to the facility; and

  . contemplated the sale by the Company of accounts receivable subject to approval by the Agent and majority lenders of the terms of such arrangement.

   In addition to the above amendments, the senior debt holders agreed to forebear, through June 30, against their cross-defaults with the senior subordinated note indentures which also suffered events of default due to the restatements. During the remainder of 2000, the Company and its Lenders entered into a number of additional amendments to extend the period of forbearance. Upon the resolution of the events of default under the Senior Subordinated Notes, the forbearance was terminated and all events of default arising from the restatement under the Senior Secured Facility were deemed to have been waived or cured.

   The Senior Secured Debt facility was further amended on February 7, 2001. The amendment includes provisions that:

  .  further amend the financial covenants for 2001;

  . increase the interest rate spread on borrowings made pursuant to the facility by 0.25%;

  . affirm the ability of the Company to continue to sell accounts receivable up to a maximum of $60 million; and

  . provide for a further increase in the interest rate spread of 0.25% in the event that the Company does not realize net cash proceeds of $90 million from the sale of assets prior to June 30, 2001.

Senior Subordinated Notes

   On February 10, 1997, the Company issued $100.0 million of senior subordinated notes (the "MBW Notes"). The proceeds from the MBW Notes were primarily used to retire debt incurred to finance the MBW acquisition. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes (the "LC Notes"). The LC Notes were issued at a premium in the amount of $2.5 million. The unamortized balance of the premium on the LC Notes at December 31, 2000 and 1999 was $1.8 million and $2.0 million, respectively. The proceeds from the LC Notes were primarily used to fund the acquisition of LC (together, the MBW Notes and the LC Notes are the "Notes").

   The Company may redeem the Notes at any time after February 15, 2002, at the redemption price together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to February 15, 2002 to redeem the Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company has not redeemed the Notes and if a Change of Control occurs after February 15, 2002, the Company is required to offer to repurchase the Notes at a price equal to 101% together with accrued and unpaid interest.

   On July 1, 1998, the Company issued the New Notes. The proceeds from the New Notes were used to repay senior secured debt and senior subordinated debt and related fees and expenses.

   The Company may redeem the New Notes at any time after July 1, 2003, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $70.0 million of the New Notes at any time prior to July 1, 2003 subject to certain requirements, with the cash proceeds received from one or more

Subsequent Equity Offerings (as defined), at a redemption price of 108.75% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to July 1, 2003, to redeem the New Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company has not redeemed the New Notes and if a Change of Control occurs after July 1, 2003, the Company is required to offer to repurchase the New Notes at a price equal to 101% together with accrued and unpaid interest.

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

   During the third quarter of 2000, the Company solicited and received sufficient consents from holders of its senior subordinated notes to amend certain provisions and waive certain events of default under its indentures. As a result of the Consent Solicitation, the senior subordinated indentures were amended to, among other things, increase the redemption price payable upon optional redemption of the notes by the Company, allow the Company to refinance its outstanding debt, and permit the Company to incur additional indebtedness. Pursuant to the terms of the Consent Solicitation, the Company issued, effective September 20, 2000, an aggregate of 6,965,736 shares of common stock to the senior subordinated note holders who participated in the consent solicitation.

   The common stock issued in connection with the Consent Solicitation noted above has been valued by the Company at the closing market price on September 20, 2000, less a 12.5% discount to reflect that the shares are subject to transfer restrictions under the securities laws. The total increase to common stock and paid-in-capital of $21,714,000 was allocated to other assets as deferred financing costs ($4 million), with the balance ($17,714,000) recorded as other financial, legal and accounting expense in the accompanying Statement of Operations.

   As a result of the amendments of provisions of, and waivers of certain events of default under, the indentures governing the senior subordinated notes, the remaining contingencies associated with the Company's senior secured debt were resolved. Therefore, the Company has classified its senior secured and senior subordinated debt as long-term in the accompanying balance sheet as of December 31, 2000.

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

   At December 31, 2000, the Company was party to three interest rate swap agreements. On March 17, 1998, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $150.0 million. The counterparty to the Swap is a major financial institution. The applicable rate is set quarterly, with the next reset on March 19, 2001. On November 30, 1998, the Company amended the Swap whereby the counterparty received the option to extend the termination date to March 17, 2003 and the applicable rate was decreased from 5.81% to 5.37%. On April 28, 2000, the Company further amended the Swap whereby the applicable rate was increased from 5.37% to 6.01%. Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 6.01% and make payments to the counterparty if the three-month LIBOR rate is less than 6.01%. Subsequent to December 31, 2000, the counterparty exercised its option to extend the term of the Swap to March 17, 2003.

   On April 13, 1999, the Company entered into a three-year bond swap to floating interest rate collar agreement, which was amended on April 28, 2000 (the "Bond Swap") with a notional principal amount of $200.0 million. The counterparty to the Bond Swap is a major financial institution. The applicable rate is set quarterly, with the next reset date of April 2, 2001. Under the Bond Swap, the Company receives an effective

8.63% fixed interest rate and pays three-month LIBOR plus 3.25%, subject to certain caps and floors. Under the Bond Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate plus 3.25% is between 7.80% and 8.63% and make payments if the three-month LIBOR rate plus 3.25% exceeds 10.65%.

   On November 15, 1999, the Company entered into a five-year interest rate collar agreement, which was amended on April 28, 2000 (the "Collar") with a notional principal amount of $150.0 million. The counterparty to the Collar is a major financial institution. The applicable rate is set quarterly, with the next reset date of May 17, 2001. Under the Collar, the Company would receive payments from the counterparty if the three-month LIBOR rate is between 6.50% and 7.50% or exceeds 8.25%. The Company would make payments if the three-month LIBOR rate is less than 4.95%.

   During fiscal 2000, the Company received $0.9 million under interest rate agreements. During fiscal 1999 and 1998 the Company made payments under interest rate agreements aggregating $0.7 million and $0.2 million respectively.

   Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 2000, the fair value of the Company's interest rate agreements was a negative $4.7 million.

Note 11. Preferred Stock

   In September, 2000, the Company issued to certain investors affiliated with current shareholders, in exchange for $15 million, 3,750,000 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock"), in connection with the senior subordinated noteholders consent solicitation (see
Note 10). The shares have a par value of $0.01 per share, pay a cumulative dividend in arrears of 8% and have a liquidation preference value of the greater of (i) $4.00 per share, plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date or (ii) the amount payable with respect to the number of shares of Common Stock into which the shares of Preferred Stock plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date could be converted (assuming the conversion of all outstanding shares of Preferred Stock immediately prior to the liquidation). The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any and unpaid dividends since the last payment date, divided by the initial conversion price of $3.35 (the "Conversion Price"). The Conversion Price is currently $3.35 and is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The Series A Preferred Stock converts at the Company's option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price. Preferred dividends, to the extent they are paid, will be paid in the form of additional Preferred Stock until such time as the restrictions on payments of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will consider how future dividends will be paid.

Note 12. Other Financial, Legal and Accounting Expenses

   As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see Note 1--Restatements, Note 10--Long term debt and Note 20-- Litigation), the Company has incurred legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, totaled $47.4 million in 2000, including $5.9 million which has been accrued for estimated remaining costs, primarily legal, accounting and financing related fees, to be paid in the future. Consequently, the Company does not expect additional expense in future periods. The costs during the period included a non-cash $17.7 million charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt as discussed in Note 10. On January 16, 2001, the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit but have not yet been approved by the court. The District Court has scheduled a final hearing to approve the settlement on May 11, 2001.

   Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2000, the Company entered into definitive settlement agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. With respect to the common stock component of the settlement, the stock received from former management would be sufficient, at share prices above $3.33 per share, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices determined at later dates. However, members of the class have the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Management has accrued all of the expected costs and believes that cash expenditures for such financial, legal and accounting expenses will be substantially completed in 2001.

Note 13. Transition Expenses

   Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate acquired businesses and operations, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $3.0 million, $11.2 million and $10.4 million.

Note 14. Columbus Office Consolidation

   During the third quarter of 2000, the Company consolidated its administrative offices and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. The Columbus office had been responsible for administration of the Company's Dry Grocery Segment. A reserve and charge to expense of $6.9 million has been recorded for costs associated with this closing and has been presented separately as Columbus consolidation costs in the accompanying Statements of Operations. The primary components of the charge were amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.1 million. All payments related to the consolidation have been made with the exception of $0.9 million of remaining reserves included in accrued expenses at December 31, 2000 for employee severance to be paid in the first six months of 2001 and the estimated unrecovered office lease costs.

Note 15. Income Taxes

   The Company was included in the consolidated federal income tax return of Holdings for the six months ended June 25, 1998. State income tax returns were filed by Holdings and the Company on a separate company basis or on a combined basis depending on the particular rules in each state for the six months ended June 25, 1998. The Company filed short period federal and state returns for the six months ended December 31, 1998 and files federal and state returns annually, thereafter.

   The provision for income taxes is summarized as follows (in thousands):

                                                    Years Ended December 31,
                                                  ------------------------------
                                                                        1998
                                                    2000     1999    As Restated
                                                  --------  -------  -----------
Current tax expense (benefit):
  Federal                                         $    --   $   --      $ --
  State..........................................     (177)    (547)      (30)
                                                  --------  -------     -----
    Total current benefit........................     (177)    (547)      (30)
Deferred tax expense (benefit):
  Federal........................................  (28,675)    (795)     (144)
  State..........................................   (2,998)  (1,449)      (40)
                                                  --------  -------     -----
    Total deferred benefit.......................  (31,673)  (2,244)     (184)
                                                  --------  -------     -----
    Total income tax benefit..................... $(31,850) $(2,791)    $(214)
                                                  ========  =======     =====

   Deferred tax assets (liabilities) consist of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
Deferred tax assets--current:
  Accounts receivable........................................ $    958  $ 1,293
  Coupon reserves............................................    1,133    1,051
  Inventory..................................................    4,432    6,498
  Accrued expenses...........................................   10,610    8,496
                                                              --------  -------
    Total deferred tax assets--current....................... $ 17,133  $17,338
                                                              ========  =======
Deferred tax assets (liabilities)--non-current:
  Loss carryforwards......................................... $151,411  $73,771
  Assets held for sale.......................................      --     2,768
  State tax credit...........................................    2,228    2,102
  Other......................................................      742      211
  Goodwill...................................................  (87,000) (61,277)
  Depreciation...............................................  (27,336) (15,218)
                                                              --------  -------
    Net deferred tax assets--non-current..................... $ 40,045  $ 2,357
                                                              ========  =======

   The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized. Based on management's review of its forecasted performance in future periods and management's estimates of the value of its brands, in the event of sale of such brands, sufficient taxable income would be generated prior to the expiration of the Company's net operating loss carryforwards to realize the recorded amounts of deferred tax assets.

   At December 31, 2000, the Company had a federal net operating loss carry forward of approximately $376.0 million. The net operating loss can be used to offset future taxable income and expires in 2011 through 2020. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized.

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                   Years Ended December 31,
                                                 -------------------------------
                                                                        1998
                                                   2000      1999    As Restated
                                                 ---------  -------  -----------
Income tax benefit at U.S. statutory rate....... $ (30,779) $(2,462)  $(20,445)
Increase (decrease) in tax resulting from:
 Non-deductible incentive plan expense..........       --       --      19,238
 Non-deductible goodwill........................       950      851        393
 State taxes, net of federal taxes..............    (2,064)  (1,317)      (153)
 Other, net.....................................        43      137        753
                                                 ---------  -------   --------
                                                 $(31,850)  $(2,791)  $   (214)
                                                 =========  =======   ========

Note 16. Leases

   The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. The leases are noncancellable and expire on various dates through 2005.

   Future annual minimum lease payments under these leases are summarized as follows (in thousands):

                                                                        Minimum
                                                                         Lease
      Years ending December 31,                                         Payments
      -------------------------                                         --------
      2001.............................................................  $1,047
      2002.............................................................     659
      2003.............................................................     607
      2004.............................................................     170
      2005.............................................................      16
      Thereafter.......................................................     --
                                                                         ------
                                                                         $2,499
                                                                         ======

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1.9 million, $1.8 million and $1.0 million, respectively.

Note 17. Savings and Benefit Plans

   The Company offers a retirement savings plan to employees in the form of 401(k) and profit sharing plans. Under the 401(k) plans, employee contributions of up to 6% of total compensation, subject to certain tax law limitations, are matched by Company contributions, varying by plan of 3% to 5% of total compensation, with vesting ratably over various periods up to five years. Additional discretionary contributions of up to 4% of compensation are made on behalf of all employees on an annual basis. These contributions also vest ratably over a five-year period. The Company recorded expenses for the 401(k) and the discretionary contributions for the years ended December 31, 2000, 1999 and 1998, of $4.0 million, $1.1 million and $0.8 million, respectively.

Note 18. Related Party Transactions

   On April 19, 2000, Aurora Foods Inc. (the "Company") entered into an agreement pursuant to which The Chase Manhattan Bank ("Chase") agreed to purchase from time to time certain of the Company's accounts receivable. The agreement was amended as of February 7, 2001. The agreement provides that the amount of purchased and uncollected accounts receivable outstanding at any given time is not to exceed $60 million, which is effectively reduced to $46 million on March 31, 2001 and to $36 million on December 31, 2001. Funds affiliated with Fenway Partners, Inc. ("Fenway"), whose partners include Messrs. Dresdale, Geisser and Lamm (all directors of the Company), McCown De Leeuw & Co., Inc. ("MDC"), whose managing directors include Messrs. McCown and De Leeuw (both directors of the Company), and whose operating affiliates include Mr. Orr (a director of the Company), and UBS Capital LLC ("UBS Capital") (Charles J. Delaney, a director of the Company is president of UBS Capital Americas) have agreed to participate, on a subordinated basis, in not less than 15% of this accounts receivable transaction. The purchase price will be calculated to include a customary discount to the amount of the receivables purchased. The Company has agreed to pay customary fees in connection with this accounts receivable transaction. The agreement also contains customary representations, warranties and covenants by the Company. The agreement terminates on March 31, 2002.

   On September 20, 2000, the Company issued 3,750,000 shares of its Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock") to certain existing stockholders including funds affiliated with Fenway, MDC and UBS Capital at a price of $4.00 per share for an aggregate offering price of $15,000,000. The number of shares of Common Stock into which the Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any, and unpaid dividends since the last dividend payment date divided by the initial conversion price of $3.35 (the "Conversion Price"). The Conversion Price is currently $3.35 and is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The Series A Preferred Stock converts at the Company's option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price.

   During 1999, the Company paid the following fees for services rendered in connection with the acquisitions of Seacoast and Lender's: $1,083,000 to Dartford Partnership L.L.C., whose partners, Messrs. Wilson, Ardrey and Chung, and Ms. Cummings are former executive officers and/or directors of the Company; $1,083,000 to MDC Management Company III, L.P. ("MDC III"), whose general partners and operating affiliates include Messrs. McCown, De Leeuw and Orr (all directors of the Company); and $1,083,000 was paid to Fenway. Services provided in connection with such fees included identification and analysis of the acquisition opportunity, the negotiation of the acquisition and the raising of financing for such acquisition. Fees of $500,000 and $2,750,000, in the aggregate, were paid in connection with the acquisitions of Seacoast and Lender's, respectively.

   The Company has entered into agreements pursuant to which it agreed to pay transaction fees to each of Fenway, MDC III and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. The Dartford agreement terminated upon the resignation of Ian Wilson on February 17, 2000. The acquisition price is the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

   Pursuant to an agreement dated July 1, 1998 and terminated on February 17, 2000, the Company paid Dartford $200,000 for 2000, $800,000 for 1999 and $400,000 for 1998 as reimbursement for corporate headquarters expenses. Such expenses included staff salaries, miscellaneous office expenses related to the administration of the Company's former headquarters, and rent for the space leased by Dartford and formerly used by the Company as its corporate headquarters.

   The Company and certain stockholders of the Company have entered into the Securityholders Agreement, which provides for certain rights, including registration rights of the stockholders.

   On December 31, 1996 and January 16, 1998, Mr. Thomas J. Ferraro, former President, Dry Grocery Division, executed promissory notes in the amount of $60,000 and $131,000, respectively, in favor of the

Company to evidence monies borrowed to assist in the capitalization of his limited liability company interests held in MBW LLC. The promissory notes matured December 31, 1999 and January 16, 2001. Interest is due and payable quarterly at the rate of 8% per annum and there are required annual principal payments. The aggregate balance outstanding on his promissory notes as of December 31, 2000 and December 31, 1999 was $53,667 and $107,334,
respectively. In accordance with the terms of Mr. Ferraro's resignation agreement, the outstanding principal amount of $107,334 on June 8, 2000 is being repaid in four equal installments ending June 30, 2001.

   On July 7, 1999, Mr. Thomas O. Ellinwood, Executive Vice President, Brands, and Mr. Anthony A. Bevilacqua, Executive Vice President, Marketing, in connection with certain equity issuances to them, executed secured promissory notes payable on demand by the Company in the amount of $501,571 and $188,561, respectively, in favor of the Company. If Mr. Ellinwood or Bevilacqua sells his shares of the Company's Common Stock, he must repay his note. The interest payable on the notes is reset annually on July 1st. The interest rate for the year ending June 30, 2001 is 6.5%. The entire amount of both notes remains outstanding as of December 31, 2000.

   The Company entered into a Management Services Agreement, dated December 31, 1996 and terminated on July 1, 1998, with Dartford pursuant to which Dartford provided management oversight on financial and operational matters. The Company paid fees to Dartford in connection with this agreement totaling $1.0 million and $0.8 million for the years ended December 31, 1998 and December 27, 1997, respectively. The annual management fee was $0.6 million prior to the acquisition of Log Cabin, $0.9 million after the acquisition of Log Cabin but before the acquisition of Duncan Hines and $2.0 million after the acquisition of Duncan Hines.

   The Company entered into an Advisory Services Agreement, dated December 31, 1996 which terminated on July 1, 1998, with McCown De Leeuw & Co. III, L.P. ("MDC & Co. III") whose general partner is MDC III pursuant to which MDC & Co. III provided certain advisory functions. The Company paid fees to MDC & Co. III in connection with this agreement totaling $0.3 million for each of the years ended December 31, 1998 and December 27, 1997. The annual advisory fee was $0.2 million prior to the acquisition of Log Cabin, $0.3 million after the acquisition of Log Cabin but before the acquisition of Duncan Hines and $0.7 million after the acquisition of Duncan Hines.

   In connection with the acquisitions of MBW, Log Cabin and Duncan Hines the Company paid to certain members of MBW LLC, who were also represented on the Board of Directors or officers of the Company and beneficial owners, fees for services rendered in connection with the acquisitions and related financings. The aggregate amount paid to certain members of MBW LLC for the years ended December 31, 1998 and December 27, 1997 was $4.0 million and $4.7 million, respectively, and was funded by the proceeds of the financings. Of this amount, $0.0 and $1.2 million was paid to Dartford; $0.0 and $0.3 million in total was paid to Mr. Thomas J. Ferraro (former President, Dry Grocery Division) and Mr. C. Gary Willett (former Executive Vice President, Dry Grocery Division); $3.0 million and $2.7 million was paid to MDC & Co. III; and $1.0 million and $0.5 million was paid to Fenway Partners Capital Fund, L.P. (whose general partner is Fenway Partners, L.P., whose general partner is Fenway Partners Management, Inc., the directors and officers of which include Messrs. Lamm, Geisser and Dresdale, all directors of the Company) in 1998 and 1997, respectively. The fee amounts were negotiated among the equity investors.

   Each of Fenway, MDC & Co. III and Dartford earned $1.5 million; UBS Capital earned $0.2 million; and each of Tiger Oats Limited, whose directors include Mr. Clive A. Apsey (a director of the Company), and the California Public Employees Retirement System, who granted the right to vote all of the public shares of common stock of the Company it holds to MDC & Co. III under an irrevocable proxy, earned $0.1 million in fees in connection with the Contribution transaction.

Note 19. Incentive Plan Expense

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

Note 20. Commitments and Contingent Liabilities

Litigation

   As of November 9, 2000, the Company had been served with eighteen complaints in purported class action lawsuits filed in the U.S. District Court for the Northern District of California. The complaints received by the Company alleged that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions (the "Securities Actions") alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Securities Actions complaints sought damages in unspecified amounts. These Securities Actions purported to be brought on behalf of purchasers of the Company's securities during various periods, all of which fell between October 28, 1998 and April 2, 2000.

   On April 14, 2000, certain of the Company's current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company's restatement of its financial statements. The case was then removed to federal court in San Francisco.

   On January 16, 2001 the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit but have not yet been approved by the court. The District Court has scheduled a final hearing to approve the settlement on May 11, 2001.

   Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001 the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and 3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. With respect to the common stock component of the settlement, the stock received from former management would be sufficient, at share prices above $3.33 per share, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices determined at later dates. However, members of the class have the opportunity to opt out of the settlement agreement, and bring separate claims against the Company.

   In addition, the Company has agreed to continue to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of the Company's finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

   The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the Southern District of New York (the "U.S. Attorney") also initiated investigations relating to the events that resulted in the restatement of the Company's financial statements for prior periods ("Prior Events"). The SEC and the U.S. Attorney requested that the Company provide certain documents relating to the Company's historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company's former officers and employees, correspondence with the Company's auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

   On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. The U.S. Attorney did not bring charges against the Company.

   In a cooperation agreement with the U.S. Attorney, the Company confirmed that it would continue to implement an extensive compliance program, which will include an internal audit function, a corporate code of conduct, a comprehensive policies and procedures manual, employee training and education on policies and procedures and adequate disciplinary mechanisms for violations of policies and procedures.

   In addition, the Company consented to the entry of an order by the SEC requiring compliance with requirements for accurate and timely reporting of quarterly and annual financial results, and the maintenance of internal control procedures in connection with a civil action by the SEC concerning accounting irregularities at the Company in 1998 and 1999. Aurora did not either admit or deny any wrongdoing, and the SEC did not seek any monetary penalty. The Company also committed to continue to cooperate with the SEC in connection with its actions against certain former members of management and former employees.

   The Company is also the defendant in an action filed by a former employee in the U.S. District Court for the Eastern District of Missouri. The plaintiff alleges breach of contract, fraud and negligent misrepresentation as well as state law securities claims. The Company intends to defend these claims vigorously.

   The Company is also subject to litigation in the ordinary course of business.

   In the opinion of management, the ultimate outcome of any existing litigation, other than the Securities Actions described above, would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Purchase Commitments

   The Company has entered into manufacturing contracts, which require minimum annual production orders. The minimum annual production orders for all contracts through the year 2002 are 5.8 million cases of product. This volume represents substantially less than the Company's current production requirements.

Note 21. Stock Option and Employee Stock Purchase Plans

   The Company has stock option plans and an employee stock purchase plan as described below. The Company applies APB 25 and its related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

   The Company has two stock option plans, the 1998 Long Term Incentive Plan (the "1998 Option Plan") and the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). Under the 1998 Option Plan, the Company is authorized to grant both incentive and non-qualified stock options to purchase common stock up to an aggregate amount of 3,500,000 shares, of which 2,322,050 shares remained available as of December 31, 2000. No incentive stock options may be granted with an exercise price less than fair market value of the stock on the date of grant; non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant. Options are generally granted with a term of ten years and vest ratably over three years beginning on either the first or third anniversary of the date of grant.

   The terms of the 2000 Incentive Plan provide for the grant of up to 7 million options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock or performance awards or a combination thereof. During 2000, 5,077,125 options were granted, net of forfeitures, pursuant to the plan at option prices equal to fair market value at the dates of grant, which vest ratably over a three or four year period. A total of 1,922,875 shares remained available for grant at December 31, 2000.

   Presented below is a summary of stock option plans activity for the years shown:

                             Options      Wtd. Avg.      Options     Wtd. Avg.
                           Outstanding  Exercise Price Exercisable Exercise Price
                           -----------  -------------- ----------- --------------
December 31, 1997.........        --        $  --             --       $  --
  Granted.................  2,031,900        20.91
  Forfeited...............    (30,250)       20.91
                           ----------       ------      ---------      ------
December 31, 1998.........  2,001,650       $20.91            --       $  --
  Granted.................    340,750        15.70
  Forfeited...............    (58,379)       20.16
                           ----------       ------      ---------      ------
December 31, 1999.........  2,284,021       $20.15        650,552      $20.91
  Granted.................  5,181,375         3.86
  Forfeited............... (1,210,321)       18.76
                           ----------       ------      ---------      ------
December 31, 2000.........  6,255,075       $ 6.93      1,166,300      $14.29
                           ==========       ======      =========      ======

   The following table provides additional information for options outstanding at December 31, 2000:

   Range of                                      Wtd. Avg.                    Wtd. Avg.
    Prices              Number                 Remaining Life               Exercise Price
   --------            ---------               --------------               --------------
$20.91 - 20.91         1,008,450                   7 yrs                        $20.91
 13.63 - 17.00           169,500                   8 yrs                         15.70
  2.81 -  4.00         5,077,125                   9 yrs                          3.86
- --------------         ---------                  -------                       ------
$ 2.81 - 20.91         6,255,075                  8.7 yrs                       $ 6.93

   The following table provides additional information for options exercisable at December 31, 2000:

         Range of                                                                 Wtd. Avg.
          Prices                       Number                                   Exercise Price
         --------                     ---------                                 --------------
      $20.91 - 20.91                    672,300                                     $20.91
       13.63 - 17.00                     56,500                                      15.70
        3.63 -  4.00                    437,500                                       3.94
      --------------                  ---------                                     ------
      $ 3.63 - 20.91                  1,166,300                                     $14.29

   Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's loss from continuing operations and loss per share for the three years ended December 31, would have been impacted as shown in the following table (in thousands, except per share).

                                                     2000     1999      1998
                                                   --------  -------  --------
Reported net loss available to common
 stockholders..................................... $(68,585) $(4,449) $(69,129)
Pro forma net loss available to common
 stockholders.....................................  (70,319)  (6,674)  (70,328)
Reported diluted loss per share available to
 common stockholders..............................    (0.99)   (0.07)    (1.29)
Pro forma diluted loss per share available to
 common stockholders .............................    (1.02)   (0.10)    (1.31)

   The fair value of options granted, which is hypothetically amortized to expense over the option vesting period in determining the pro forma impact, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            2000    1999   1998
                                                           ------- ------ ------
Expected life of option................................... 5 yrs.  5 yrs. 5 yrs.
Risk-free interest rate...................................  5.1%    6.5%   4.8%
                                                           to 6.7%
Expected volatility of Aurora Foods stock.................   88%    30%    20%
Expected dividend yield on Aurora Foods stock.............  0.0%    0.0%   0.0%

   The weighted average fair value of options granted during 2000, 1999, and 1998 determined using the Black-Scholes model is as follows:

                                                              2000  1999   1998
                                                             ------ ----- ------
Fair value of each option granted........................... $ 2.80 $6.12 $ 5.99
Total number of options granted (in millions)...............   5.18  0.34   2.03
                                                             ------ ----- ------
Total fair value of all options granted (in millions)....... $14.50 $2.08 $12.16
                                                             ====== ===== ======

   The Company has adopted a stock purchase plan, the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") covering an aggregate of 200,000 shares of common stock. Under the 1998 Purchase Plan, eligible employees have the right to purchase common stock at 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the date of purchase. Purchases are made from accumulated payroll deductions of up to 15% of such employee's earnings. During the years ended December 31, 2000 and 1999, 149,963 and 33,638 shares were purchased at weighted average prices of $2.65 and $10.87 per share, respectively.

Note 22. Earnings Per Share

   Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options and the outstanding Convertible Cumulative Preferred Stock (the dilutive impact is calculated by applying the "treasury stock method").

   The table below summarizes the numerator and denominator for the basic and diluted earnings per share calculations (in thousands except per share amounts):

                                                   Years Ended December 31,
                                                --------------------------------
                                                                       1998
                                                  2000     1999    (As Restated)
                                                --------  -------  -------------
Numerator:
Net loss available to common stockholders
 before cumulative effect of accounting change
 and extraordinary loss.......................  $(56,424) $(4,449)   $(59,918)
Cumulative effect of accounting change, net of
 tax..........................................   (12,161)     --          --
Extraordinary loss, net of tax................       --       --        9,211
                                                --------  -------    --------
Net loss available to common stockholders.....  $(68,585) $(4,449)   $(69,129)
                                                ========  =======    ========
Denominator--Basic shares:
Average common shares outstanding.............    69,041   67,023      53,541
                                                --------  -------    --------
Basic loss per share..........................  $  (0.99) $ (0.07)   $  (1.29)
                                                ========  =======    ========
Denominator--Diluted shares:
Average common shares outstanding.............    69,041   67,023      53,541
Dilutive effect of common stock equivalents...       --       --          --
                                                --------  -------    --------
Total diluted shares..........................    69,041   67,023      53,541
                                                --------  -------    --------
Diluted loss per share........................  $  (0.99) $ (0.07)   $  (1.29)
                                                ========  =======    ========

Note 23. Segment Information

   The Company manages its businesses in two operating segments: dry grocery division and frozen food division. Historically, the operating segments have been managed as strategic units due to their distinct manufacturing methodologies and distribution channels. The dry grocery division includes Duncan Hines(R) baking mix, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division includes Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast, Celeste(R) brand frozen pizza products, Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products.

   The following table presents a summary of operations by segment (in thousands):

                                                  Years Ended December 31,
                                             -----------------------------------
                                                                       1998
                                                2000       1999    (As Restated)
                                             ---------- ---------- -------------
Net sales
 Dry grocery................................ $  376,624 $  411,287  $  448,198
 Frozen food................................    623,507    464,919     241,441
                                             ---------- ----------  ----------
  Total..................................... $1,000,131 $  876,206  $  689,639
                                             ========== ==========  ==========
Operating income
 Dry grocery................................ $   12,913 $   43,400  $   (2,998)
 Frozen food................................     12,052     20,661       9,490
                                             ---------- ----------  ----------
  Total..................................... $   24,965 $   64,061  $    6,492
                                             ========== ==========  ==========
Total assets
 Dry grocery................................ $  838,291 $  890,927  $  899,538
 Frozen food................................    955,995    960,189     558,904
                                             ---------- ----------  ----------
  Total..................................... $1,794,286 $1,851,116  $1,448,442
                                             ========== ==========  ==========
Depreciation and amortization
 Dry grocery................................ $   29,998 $   27,458  $   25,258
 Frozen food................................     43,337     27,990      16,609
                                             ---------- ----------  ----------
  Total..................................... $   73,335 $   55,448  $   41,867
                                             ========== ==========  ==========
Capital expenditures
 Dry grocery................................ $    3,541 $   14,477  $   24,649
 Frozen food................................     12,517     10,804      14,061
                                             ---------- ----------  ----------
  Total..................................... $   16,058 $   25,281  $   38,710
                                             ========== ==========  ==========

Note 24. Quarterly Financial Data (Unaudited)

   As described in Note 1, the unaudited quarterly information for the three months ended March 31, 1999, June 30, 1999 and September 30, 1999 were restated prior to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company has filed amended Form 10-Q's for each of those periods.

   Unaudited quarterly financial data for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share data):

                                             Three months ended
                                ----------------------------------------------
                                 March
                                  31,     June 30,  September 30, December 31,
                                --------  --------  ------------- ------------
Year ended December 31, 2000:
Net sales...................... $282,008  $214,721    $227,722      $275,680
Gross profit...................  143,606   113,263     110,396       144,281
Operating income...............      977       170       3,263        20,555
Net loss before cumulative
 effect of change in
 accounting....................  (16,449)  (18,933)    (15,294)       (5,415)
Net loss.......................  (28,610)  (18,933)    (15,294)       (5,415)
Basic and diluted loss per
 share available to common
 stockholders:
 Before comulative effect of
  change in accounting ........    (0.25)      --          --            --
 Net earnings available to
  common stockholders .........    (0.43)    (0.28)      (0.22)        (0.08)

Year ended December 31, 1999:
Net sales...................... $254,264  $214,034    $231,896      $295,224
Gross profit...................  149,561   122,804     130,360       167,757
Operating income...............   15,729    10,878      22,966        14,487
Net income (loss)..............      482    (3,730)      3,827        (5,030)
Basic and diluted earnings
 (loss) per share .............     0.01     (0.06)       0.06         (0.08)

Note 25. Condensed Financial Statements of Subsidiary

   Seacoast is a guarantor under the debt agreements. As a result, the condensed financial statements as of December 31, 2000 and 1999, and for the year ended December 31, 2000 and the period from acquisition (April 1, 1999) to December 31, 1999, are included below:

                             SEA COAST FOODS, INC.

                                 BALANCE SHEET

                             (dollars in thousands)

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
Assets
Current assets:
 Accounts receivable (net of allowance of $100 and $299,
  respectively)................................................ $ 3,919 $ 4,889
 Inventories...................................................  10,415  12,445
 Current deferred tax asset....................................     166      62
 Prepaid expenses..............................................      16     116
                                                                ------- -------
  Total current assets.........................................  14,516  17,512
 Property, plant and equipment, net............................     --      107
 Goodwill and intangible assets, net...........................  55,690  49,887
 Other assets..................................................   2,059   1,901
                                                                ------- -------
  Total assets................................................. $72,265 $69,407
                                                                ======= =======

Liabilities and Stockholder's Equity
Current liabilities:
 Accounts payable.............................................. $ 2,117 $ 2,742
 Accrued expenses..............................................   1,283   1,410
                                                                ------- -------
  Total current liabilities....................................   3,400   4,152
Due to parent..................................................  64,814  59,034
                                                                ------- -------
  Total liabilities............................................  68,214  63,186
                                                                ------- -------
Stockholder's equity:
 Common stock..................................................       1       1
 Paid-in capital...............................................     200     200
 Retained earnings.............................................   3,850   6,020
                                                                ------- -------
  Total stockholder's equity...................................   4,051   6,221
                                                                ------- -------
  Total liabilities and stockholder's equity................... $72,265 $69,407
                                                                ======= =======

                             SEA COAST FOODS, INC.

                            STATEMENT OF OPERATIONS

                             (dollars in thousands)

                                  Year     Nine months
                                 ended        ended
                              December 31, December 31,
                                  2000         1999
                              ------------ ------------
Net sales...................    $ 59,463     $ 47,754
Cost of goods sold..........     (40,617)     (28,918)
                                --------     --------
  Gross profit..............      18,846       18,836
                                --------     --------
Brokerage, distribution and
 marketing expenses:
  Brokerage and
   distribution.............      (6,142)      (5,665)
  Trade promotions..........      (3,523)      (3,094)
  Consumer marketing........      (1,153)        (573)
                                --------     --------
Total brokerage,
 distribution and marketing
 expenses...................     (10,818)      (9,332)
Amortization of goodwill and
 other intangibles..........      (1,604)        (985)
Selling, general and
 administrative expenses....      (2,554)      (1,937)
                                --------     --------
Total operating expenses....     (14,976)     (12,254)
                                --------     --------
  Operating income..........       3,870        6,582
Interest expense, net.......      (6,417)      (3,755)
                                --------     --------
  Income (loss) before
   income taxes.............      (2,547)       2,827
Income tax (expense)
 benefit....................         377       (1,525)
                                --------     --------
    Net income (loss).......    $ (2,170)    $  1,302
                                ========     ========

                             SEA COAST FOODS, INC.

                            STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                          Year     Nine months
                                                         ended        ended
                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
Cash flows from operating activities:
 Net income (loss)...................................   $(2,170)      $1,302
 Adjustments to reconcile net income (loss) to cash
  used in operating activities:
  Depreciation and amortization......................     1,901        1,243
  Deferred taxes.....................................      (104)       1,525
  Change in assets and liabilities:
   Decrease in receivables...........................       970        2,725
   Decrease (increase) in inventories................     2,030       (5,568)
   Decrease (increase) in prepaid expenses and other
    assets...........................................        85           (1)
   Decrease in accounts payable......................      (625)      (5,475)
   Decrease in accrued expenses......................       (97)        (254)
                                                        -------       ------
Net cash provided by (used in) operating activities..     1,990       (4,503)
                                                        -------       ------
Cash flow used in investing activities:
 Additions to other assets...........................      (364)         --
 Payment for acquisition of business.................    (7,954)         --
                                                        -------       ------
Net cash used for investing activities...............    (8,318)         --
                                                        -------       ------
Cash flows from financing activities:
 Debt issuance costs.................................      (132)         --
 Intercompany borrowings.............................     6,460        4,503
                                                        -------       ------
Net cash provided from financing activities..........     6,328        4,503
                                                        -------       ------
Net change in cash...................................       --           --
Beginning cash and cash equivalents..................       --           --
                                                        -------       ------
Ending cash and cash equivalents.....................   $   --        $  --
                                                        =======       ======

  Exhibit
  Number   Exhibit
  -------  -------
 2.1       Asset Purchase Agreement, dated as of December 18, 1996, by and between MBW Foods Inc. (as successor-in-interest to MBW
           Acquisition Corp.) and Conopco, Inc., as amended. (Incorpo-
           rated by reference to Exhibit 2.1 to Aurora Foods Inc.'s Form
           S-4 filed on August 21, 1997, File No. 333-24715 ("Aurora S-
           4")).

 2.2 Asset Purchase Agreement, dated as of March 7, 1997, by and between Aurora Foods Inc. and Kraft Foods, Inc. (Incorporated by reference to Exhibit 2.2 to the Aurora S-4).

 2.3 Asset Purchase Agreement, dated as of November 26, 1997, by and between Aurora Foods Inc. and The Procter & Gamble Compa-ny. (Incorporated by reference to Exhibit 2.1 to the Aurora
           Foods Inc.'s Form 8-K filed on January 30, 1998 (the "Form 8-
           K")).

 2.4 Merger Agreement, dated as of June 22, 1998, between the Au-rora Foods Inc. and A Foods Inc. (Incorporated by reference to
           Exhibit 2.1 to the Aurora Foods Inc.'s Form S-1 filed on April
           22, 1998, as amended, File No. 338-50681 (the "S-1")).

 2.5       Merger Agreement, dated as of June 25, 1998, among Aurora
           Foods Holdings Inc., AurFoods Operating Co. Inc., VDK Hold-ings, Inc., Van de Kamp's, Inc. and A Foods Inc. (Incorporated by reference to Exhibit 2.2 to the S-1).

 2.6       Certificate of Merger, dated June 23, 1998, of Aurora Foods
           Inc. with and into A Foods Inc. Incorporated by reference to
           Exhibit 2.14 to the S-1).

 2.7       Amendment to Asset Purchase Agreement, dated as of February
           13, 1997, Van de Kamp's, Inc. and Morningstar Foods, Inc. (In-corporated by reference to Exhibit 2.2 to Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 31, 1997).

 2.8 Asset Purchase Agreement, dated as of February 3, 1997, be-tween Van de Kamp's, Inc. and Morningstar Foods, Inc. (Incor-porated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s
           Form 10-Q for the quarter ended March 31, 1997).

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

 2.11      Asset Purchase and Sale Agreement, dated as of January 17,
           1996, between Shellfish Acquisition Company, LLC ("Shellfish") and Campbell Soup Company ("Campbell"). (Incorporated by ref-erence to the text of which and Exhibits to which are incorpo-rated by reference to Exhibit 2.1 to Van de Kamp's, Inc.'s
           Form 10-Q for the quarter ended March 30, 1996 and a list of the contents of the schedule of which is incorporated by ref-erence to Exhibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated
           May 6, 1996).

 2.12 Asset Purchase Agreement, dated as of January 17, 1996, be-tween Van de Kamp's, Inc. and Shellfish. (Incorporated by ref-erence to Exhibit 2.2 to the Van de Kamp's, Inc.'s Form 10-Q for the quarter ended March 20, 1996).


 2.13 Agreement and Amendment No. 1, dated September 19, 1995, to the Asset Purchase Agreement among Van de Kamp's, Inc., the
           Pillsbury Company and PET Incorporated. (Incorporated by ref-erence to Exhibit 2.2 to Van de Kamp's, Inc.'s Form S-4 filed on October 4, 1995 (the "Van de Kamp's S-4")).

 2.14 Asset Purchase Agreement, dated as of July 7, 1995 among Van de Kamp's, Inc., the Pillsbury Company and PET Incorporated.
           (Incorporated by reference to Exhibit 2.1 to the Van de Kamp's
           S-4).

  Exhibit
  Number   Exhibit
  -------  -------
 2.15      Asset Purchase Agreement, dated as of March 10, 1999, by and among the Company and Sea Coast Foods, Inc., Galando Invest-
           ments Limited Partnership, Carry-on Limited Partnership, Jo-
           seph Galando, Barbara J. Galando, Stanley J. Carey and Mary K.
           Carey. (Incorporated by reference to Exhibit 2.1 to the Form
           10-Q for the quarter ended March 31, 1999).

 2.16 Asset Purchase Agreement Dated September 24, 1999 between Au-rora Foods Inc. and The Eggo Company (Incorporated by refer-ence to Exhibit 2.1 to the Aurora Foods Inc. 8-K dated Novem-ber 1, 1999).

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

 3.2 Amended and Restated By-laws of Aurora Foods Inc. (Incorpo-rated by reference to exhibit 3.2 to the Aurora Foods Inc.
           Form 10-Q for the quarter ended June 30, 2000).

 3.3 Certificate of Designation for the Company's Series A Pre-ferred Stock filed with the Secretary of State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit 3.1 to the Aurora Foods Inc. Form 8-K filed on September 21,
           2000).

 4.1       Indenture dated as of February 10, 1997, governing the 9 7/8%
           Series B Senior Subordinated Notes due 2007 by and between Au-rora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to the Aurora S-4).

 4.2       Specimen Certificate of 9 7/8% Series B Senior Subordinated
           Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

 4.3 Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Indenture (included in Ex-hibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

 4.4 Indenture dated as of July 1, 1997, governing the 9 7/8% Se-ries D Senior Subordinated Notes due 2007 by and between Au-rora Foods Inc. and Wilmington Trust Company (the "Series D
           Indenture"). (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

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

 4.8 Indenture dated as of July 1, 1998, governing the 8 3/4% Se-nior Subordinated Notes due 2008 by and between Aurora Foods
           Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.13 to the S-1).

 4.9       Specimen Certificate of 8 3/4% Senior Subordinated Notes due
           2008. (Incorporated by reference to Exhibit 4.9 to the Aurora
           Foods Inc. Form 10-K for the year ended December 31, 1999.)


 4.10 Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

 4.11      Supplemental Indenture, governing the 9 7/8% Series D Senior
           Subordinated Notes due 2007, dated as of April 1, 1999, among
           Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust
           Company, as Trustee. (Incorporated by reference to Exhibit
           4.11 to the Aurora Foods Inc. Form 10-K for the year ended De-cember 31, 1999.)

  Exhibit
  Number   Exhibit
  -------  -------
  4.12     Supplemental Indenture, governing the 9 7/8% Series C Senior
           Subordinated Notes due 2007, dated as of April 1, 1999, among
           Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust
           Company, as Trustee. (Incorporated by reference to Exhibit
           4.12 to the Aurora Foods Inc. Form 10-K for the year ended De-
           cember 31, 1999.)

  4.13 Supplemental Indenture, governing the 8 3/4% Senior Subordi-nated Notes due 2008, dated as of April 1, 1999, among Sea
           Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Com-pany, as Trustee. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Form 10-K for the year ended December
           31, 1999.)

  4.14     Amendment of Securityholders Agreement among Aurora Foods Inc.
           and the parties listed on the signature page thereto. (Incor-porated by reference to Exhibit 4.14 to the Aurora Foods Inc.
           Form 10-Q for the quarter ended September 30, 2000).

  4.15 Supplemental Indenture dated as of September 20, 2000 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Compa-ny, as trustee, amending the Indenture dated as of July 1, 1998, as amended. (Incorporated by reference to Exhibit 4.1 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).

  4.16 Supplemental Indenture dated as of September 20, 2000 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Compa-ny, as trustee, amending the Indenture dated as of February
           10, 1997, as amended. (Incorporated by reference to Exhibit
           4.2 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).

  4.17 Supplemental Indenture dated as of September 20, 2000 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Compa-ny, as trustee, amending the Indenture dated as of July 1, 1997, as amended. (Incorporated by reference to Exhibit 4.3 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).

 10.1* VDK Holdings, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the S-1).

 10.2 Purchase Agreement, dated February 5, 1997, by and between Au-rora Foods Inc. and Chase Securities, Inc. (Incorporated by reference to Exhibit 1.1 to the Aurora S-4).

 10.3* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and Thomas J. Ferraro (Incorporated by reference to Exhibit 10.5 to the Aurora S-4).

 10.4* Employment Agreement, dated as of December 31, 1996, by and between Aurora Foods Inc. and C. Gary Willett. (Incorporated by reference to Exhibit 10.6 to the Aurora S-4).

 10.5 License Agreement, dated as of February 21, 1979, between Gen-eral Host Corporation and VDK Acquisition Corporation. (Incor-porated by reference to Exhibit 10.27 to the Van de Kamp's S-
           4).

 10.6 License Agreement, dated as of October 14, 1978, between Gen-eral Host Corporation and Van de Kamp's Dutch Bakeries. (In-corporated by reference to Exhibit 10.28 to the Van de Kamp's
           S-4).

 10.7      Trademark License Agreement, dated July 9, 1996 among Quaker
           Oats, The Quaker Oats Company of Canada Limited and Van de
           Kamp's, Inc. (Incorporated by reference to Exhibit H to Ex-hibit 2.1 to Van de Kamp's, Inc.'s Form 8-K dated July 9,
           1996).

 10.8 First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a por-tion of this document has been requested by the Company). (In-corporated by reference to Exhibit 10.16 to Aurora Foods
           Inc.'s Form 10-K, filed on March 27, 1998 (the "Aurora 10-
           K")).


 10.9      Production Agreement, dated November 19, 1997, by and between
           Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).

 10.10*    Amendment No. 1 to Ferraro Employment Agreement, dated as of
           January 1, 1998, between Aurora Foods Inc. and Thomas J.
           Ferraro. (Incorporated by reference to Exhibit 10.10 to the S-
           1).

  Exhibit
  Number   Exhibit
  -------  -------
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

 10.12*    Employment Agreement between Ian R. Wilson and Aurora Foods
           Inc. (Incorporated by reference to Exhibit 10.7 to the S-1).

 10.13*    Employment Agreement between James B. Ardrey and Aurora Foods
           Inc. (Incorporated by reference to Exhibit 10.8 to the S-1).

 10.14*    Employment Agreement between Ray Chung and Aurora Foods Inc.
           (Incorporated by reference to Exhibit 10.9 to the S-1).

 10.15*    Employment Agreement between M. Laurie Cummings and Aurora
           Foods Inc. (Incorporated by reference to Exhibit 10.10 to the S-1).

 10.16*    Amendment No. 1 to Ellinwood Amended and Restated Employment
           Agreement, dated as of January 1, 1998, between Thomas O. El-linwood and Van de Kamp's, Inc. (Incorporated by reference to Exhibit 10.15 to the S-1).

 10.17*    Amended and Restated Employment Agreement, dated as of March
           11, 1997, by and between Thomas O. Ellinwood and Van de
           Kamp's, Inc. (Incorporated by reference to Exhibit 10.16 to the S-1).

 10.18* Employment Agreement, dated as of February 16, 1998, by and between Van de Kamp's, Inc. and Anthony A. Bevilacqua. (Incor-porated by reference to Exhibit 10.17 to the S-1).

 10.19     Expense Agreement, made as of July 1, 1998, between Aurora
           Foods Inc. and Dartford Partnership LLC (Incorporated by ref-erence to Exhibit 10.32 to the S-1).

 10.20*    Advisory Agreement, made as of April 8, 1998, among Aurora/VDK
           LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods
           Inc. and Aurora Foods Holdings Inc. and Dartford Partnership
           LLC (Incorporated by reference to Exhibit 10.33 to the S-1).

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

 10.23     Indemnity Agreement, dated as of July 1, 1998, between Ian R.
           Wilson and Aurora Foods Inc. (Incorporated by reference to Ex-hibit 10.46 to the S-1).

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

 10.30     Indemnity Agreement, dated as of July 1, 1998, between Peter
           Lamm and Aurora Foods Inc. (Incorporated by reference to Ex-hibit 10.56 to the S-1).

  Exhibit
  Number   Exhibit
  -------  -------
 10.31*    1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the
           fiscal year ended December 31, 1998).

 10.32 Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorpo-rated by reference to Exhibit 10.48 to the S-1).

 10.33*    1998 Long Term Incentive Plan (Incorporated by reference to
           Exhibit 10.50 to the Aurora Foods Inc. Form 10-K for the fis-cal year ended December 31, 1998).

 10.34     Fifth Amended and Restated Credit Agreement dated November 1,
           1999 and entered into by and among Aurora Foods Inc., as Bor-rower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster
           Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent (Incorporated by reference to Exhibit
           10.1 to the Aurora Foods Inc. Form 8-K dated November 1,
           1999).

 10.35 Amendment, dated as of April 28, 2000, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and en-tered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Adminis-trative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documen-tation Agent. (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-Q for the quarter ended March
           31, 2000).

 10.36     First Amendment, Forbearance and Waiver, dated as of March 29,
           2000, to the Fifth Amended and Restated Credit Agreement dated
           November 1, 1999 and entered into by and among Aurora Foods
           Inc., as Borrower, the Lenders listed therein, the Chase Man-hattan Bank, as Administrative Agent for the Lenders, National
           Westminster Bank PLC, as Syndication Agent, and UBS AG, Stam-ford Branch, as Documentation Agent. (Incorporated by refer-ence to Exhibit 10.36 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

 10.37 Collective Bargaining Agreement between Lender's Bagel Bakery and Bakery, Confectionery and Tobacco Workers of America Local
           # 429 September 1, 1998 to August 31, 2001. (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999).

 10.38 Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

 10.39* Employment Agreement dated as of March 21, 2000, between Au-rora Foods Inc. and Christopher T. Sortwell. (Incorporated by reference to Exhibit 10.39 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

 10.40* Employment Agreement dated as of March 27, 2000, between Au-rora Foods Inc. and James T. Smith. (Incorporated by reference to Exhibit 10.40 to the Aurora Foods Inc.'s Form 10-Q for the quarter ended September 30, 2000).

 10.41* Employment Agreement dated as of March 27, 2000, between Au-rora Foods Inc. and Paul Graven.

 10.42 Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Sched-ule A thereto.

- --------

*Represents management contracts or compensatory plans or arrangements

 10.43*    Aurora Foods Inc. 2000 Equity Incentive Plan.
(b)Reports on Form 8-K

   None.


 21.1      Subsidiary of Aurora Foods Inc. (Incorporated by reference to
           Exhibit 21.1 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

 23.1      Consent of PricewaterhouseCoopers LLP