Form 10-Q
period 2001-03-31
AURORA FOODS INC /DE/
filed 2001-05-15
CIK 1060024

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________

                       Commission file number 333-50681
                       --------------------------------
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

                              (314) 241-0303
             (Registrant's Telephone Number, Including Area Code)
                          --------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 Or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the Latest practicable date.

                                                        Shares Outstanding
                                                            May 14, 2001
                                                        ------------------
     Common stock, $0.01 par value.....................      71,538,342

     The number of shares outstanding as of May 14, 2001 reflects the initial share transfers to and from the Company in connection with the settlement, as described in Note 5 to the financial statements included herein.

                        PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

See pages 2 through 11.

                               AURORA FOODS INC.
                                BALANCE SHEETS

                (dollars in thousands except per share amounts)

                                                                                   March 31,       December 31,
                                                                                     2001              2000
                                                                                  ----------       ------------
                          ASSETS                                                  (unaudited)
Current assets:
   Cash and cash equivalents.................................................    $     3,078       $        525
   Accounts receivable, net of $754 and $725 allowance, respectively.........         96,996            121,193
   Accounts receivable sold..................................................        (18,580)           (38,565)
   Inventories...............................................................         92,691            104,319
   Prepaid expenses and other assets.........................................          8,773              6,496
   Current deferred tax assets...............................................         19,675             17,133
                                                                                ------------        ------------
       Total current assets..................................................        202,633            211,101
   Property, plant and equipment, net........................................        234,098            239,107
   Deferred tax asset........................................................         43,167             40,045
   Goodwill and other intangible assets, net.................................      1,259,041          1,268,942
   Other assets..............................................................         33,684             35,091
                                                                                 -----------       ------------
         Total assets........................................................    $ 1,772,623       $  1,794,286
                                                                                 ===========       ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of senior securred term debt..............................    $    32,926       $     32,926
  Accounts payable..........................................................         49,386             50,456
  Accrued liabilities.......................................................         84,764             87,840
                                                                                -----------       ------------
         Total current liabilities..........................................        167,076            171,222

  Senior secured term debt..................................................        502,433            510,665
  Senior secured revolving debt facility....................................        160,000            160,000
  Senior subordinated notes.................................................        401,933            401,837
  Other liabilities.........................................................          7,641              5,848
                                                                                -----------       ------------
         Total liabilities..................................................      1,239,083          1,249,572
                                                                                -----------       ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a
    liquidation preference value of $15,640...................................           37                 37
  Common stock, $0.01 par value; 250,000,000 shares authorized; 74,123,682
    and 74,123,682 shares issued and outstanding, respectively................          741                741
  Paid-in capital.............................................................      685,091            685,091
  Promissory notes............................................................         (191)              (227)
  Accumulated deficit.........................................................     (148,992)          (140,928)
  Accumulated other comprehensive loss........................................       (3,146)                --
                                                                                -----------       ------------
       Total stockholders' equity............................................       533,540            544,714
                                                                                -----------       ------------
       Total liabilities and stockholders' equity............................   $ 1,772,623       $  1,794,286
                                                                               ============       ============


                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------    ------------
Net sales.......................................................................  $  283,592      $  282,008
Cost of goods sold..............................................................    (133,934)       (138,402)
                                                                                 ------------    ------------
   Gross profit.................................................................     149,658         143,606
                                                                                 ------------    ------------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution...................................................     (32,913)        (33,963)
   Trade promotions.............................................................     (53,524)        (54,401)
   Consumer marketing...........................................................     (19,005)        (17,971)
                                                                                 ------------    ------------
      Total brokerage, distribution and marketing expenses......................    (105,442)       (106,335)
Amortization of goodwill and other intangibles..................................     (11,201)        (10,751)
Selling, general and administrative expenses....................................     (15,733)        (14,577)
Other financial, legal and accounting expenses..................................           -          (9,601)
Transition expenses.............................................................           -          (1,365)
                                                                                 ------------    ------------
      Total operating expenses..................................................    (132,376)       (142,629)
                                                                                 ------------    ------------
   Operating income.............................................................      17,282             977
Interest expense, net...........................................................     (27,870)        (24,371)
Amortization of deferred financing expense......................................        (867)           (708)
Other bank and financing expenses...............................................         (37)            (87)
                                                                                 ------------    ------------
   Loss before income taxes and cumulative effect of change in accounting.......     (11,492)        (24,189)
Income tax benefit..............................................................       3,735           7,740
                                                                                 ------------    ------------
   Net loss before cumulative effect of change in accounting....................      (7,757)        (16,449)
Cumulative effect of change in accounting, net of tax $5,722....................           -         (12,161)
                                                                                 ------------    ------------
   Net loss.....................................................................      (7,757)        (28,610)
Preferred dividends.............................................................        (307)              -
                                                                                 ------------    ------------
   Net loss available to common stockholders....................................  $   (8,064)     $  (28,610)
                                                                                 ============    ============
Basic and diluted loss per share available to common stockholders:
   Loss before cumulative effect of change in accounting........................  $    (0.11)     $    (0.25)
   Cumulative effect of change in accounting, net of tax........................           -           (0.18)
                                                                                 ------------    ------------
   Net loss available to common stockholders....................................  $    (0.11)     $    (0.43)
                                                                                 ============    ============
Weighted average number of shares outstanding...................................      74,124          67,050
                                                                                 ============    ============

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                                          Accumulated
                                             Common Stock      Additional                                    Other
                               Preferred  ------------------    Paid-In      Promissory    Accumulated   Comprehensive
                                 Stock      Shares   Amount     Capital        Notes         Deficit         Loss          Total
                               ---------   -------- --------  ------------  -----------   ------------   -------------   ---------
Balance at December 31, 2000..  $    37    74,124    $  741     $ 685,091    $    (227)    $ (140,928)     $      -      $ 544,714
Net loss......................        -         -         -             -            -         (7,757)            -         (7,757)
Cumulative preferred dividends        -         -         -             -            -           (307)            -           (307)
Payment on officer promissory
 notes........................        -         -         -             -           36              -             -             36
Adoption of FAS 133...........        -         -         -             -            -              -        (2,277)        (2,277)
Net deferred hedging loss.....        -         -         -             -            -              -          (869)          (869)
                               ---------  --------  --------  ------------  -----------   ------------   -------------   ---------
Balance at March 31, 2001.....  $    37    74,124    $  741     $ 685,091    $    (191)    $ (148,992)     $ (3,146)     $ 533,540
                               =========  ========  ========  ============  ===========   ============   =============   =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                 2001               2000
                                                                              ---------          ---------
Cash flows from operations:
    Net loss ........................................................         $  (7,757)         $ (28,610)
    Adjustments to reconcile net loss to net cash from operations:
       Depreciation and amortization.................................            18,564             17,484
       Deferred income taxes.........................................            (3,735)            (7,365)
       Cumulative effect of change in accounting, net of tax.........                 -             12,161
       Other ........................................................                 4                  -
       Changes in operating assets and liabilities:
          Accounts receivable........................................            24,197             (7,494)
          Accounts receivable sold...................................           (19,985)                 -
          Inventories................................................            11,628              5,016
          Prepaid expenses and other current assets..................            (2,277)            (1,373)
          Accounts payable...........................................            (1,377)           (36,572)
          Accrued expenses...........................................            (3,075)            (6,556)
          Other non-current liabilities..............................            (3,206)              (244)
                                                                              ---------          ---------
Net cash provided by (used in) operations ...........................            12,981            (53,553)
                                                                              ---------          ---------
Cash flows from investing activities:
    Asset additions..................................................            (2,232)            (5,176)
    Payment for acquisition of businesses............................                 -                (36)
                                                                              ---------          ---------
Net cash used for investment activities .............................            (2,232)            (5,212)
                                                                              ---------          ---------
Cash (used for) provided by financing activities:
    Proceeds from senior secured revolving and term debt.............                 -             65,000
    Repayment of borrowings..........................................            (8,232)            (5,759)
    Payments on officer promissory notes.............................                36                  -
    Debt issuance and equity offering costs..........................                 -               (132)
                                                                              ---------          ---------
Net cash (used for) provided by financing activities ................            (8,196)            59,109
                                                                              ---------          ---------
Increase in cash and cash equivalents ...............................             2,553                344
Cash and cash equivalents, beginning of period ......................               525                315
                                                                              ---------          ---------
Cash and cash equivalents, end of period ............................         $   3,078          $     659
                                                                              =========          =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                March 31, 2001


NOTE 1 - BASIS OF PRESENTATION

Interim Financial Statements

     The interim financial statements of the Company included herein have not been audited by independent accountants. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

     For further information, reference should be made to the financial statements of the Company and notes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2000.

The Company

     The Company has acquired premium, well recognized brands with strong brand equity that have been undermarketed and undermanaged in recent years and have become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they have lacked in recent years. The Company's goal is to then sustain the growth of the brands with high levels of marketing support directed towards increased advertising, consumer promotions, new products, packaging improvements and new packaging. Each of the Company's brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in the following three industry segments: retail, food service and other distribution channels. The Company's products are sold nationwide, primarily through food brokers to supermarkets, wholesale and retail grocery accounts and other retail channels, as well as food service distribution channels (restaurant chains, business/industry and schools) and club store, private label and military customers. Distribution is either directly to the customer or through independent wholesalers and distributors.

Accounting Change

     Effective January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies in 2002, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to net sales in the accompanying statement of operations.

     As a result of this change in accounting in first quarter 2000, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 was recognized as an expense in the Statement of Operations for the three months ended March 31, 2000.

Impact of New Accounting Pronouncements

     In April, 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Although the Company has not yet quantified the impact of this change in accounting, management expects that adoption of this consensus will require that certain expenses, currently classified as trade promotion expense, will be required to be reclassified as reductions of net sales, with no effect on the reported amount of operating income. Adoption of the change will be required in financial statements issued by the Company in 2002, and prior periods, financial statements will be restated to conform with the new presentation.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                          March 31,                December 31,
                                             2001                     2000
                                       -----------------        ----------------
                                          (unaudited)
     Raw materials.................             $23,102                 $ 28,764
     Work in process...............                  45                      299
     Finished goods................              62,145                   66,787
     Packaging and other supplies..               7,399                    8,469
                                      -----------------        -----------------
                                                $92,691                 $104,319
                                      =================        =================

NOTE 3 - EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

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

     As none of the currently outstanding stock options and convertible preferred stock have a potentially dilutive effect for the three month periods ended March 31, 2001 or 2000, the income or loss amounts and the weighted averages shares outstanding contained in the Statements of Operations were used to compute both the basic and diluted earnings (loss) per share.

Common shares outstanding -

     Pursuant to the March 2, 2001 definitive agreements with certain members of former management (See Note 5), the Company has received, during March and April, 2001, a total of 2,750,521 shares of common stock of the Company. Although these shares have been reissued in the Company's name, they have been treated as outstanding shares for purposes of the calculation of the earnings
(loss) per share, as all or a significant portion of these shares will be required to be distributed under the provisions of the agreement to settle the securities class action and derivative lawsuits (See Note 5). Pursuant to settlement approved on May 11, 2001 the Company expects to record the receipt of these and any additional shares along with all obligations of the Company. As of May 11, 2001, the Company expects that the stock received or to be received from former management will be sufficient to satisfy the Company's obligation without issuing additional shares. The actual number of shares of common stock required to satisfy the Company's obligation will be based on average share prices determined at a later date.

NOTE 4 - SEGMENT INFORMATION

     The Company groups its business in three operating segments: retail, food service and other distribution channels. In general, each of the Company's brands are sold through each of the segments. The retail distribution segment includes all of the Company's brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The food service segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug and chain stores, as well as exports from the United States.

     The Company's segments have changed from those presented in prior years, consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. Information for the corresponding interim period in the prior year has been restated to conform to the new definition. The Company's definition of segment contribution differs from operating income as presented in its primary financial statements and a reconciliation of the segmented and consolidated results is provided in the following table. Interest expense, financing costs and income tax amounts are not allocated to the operating segments.

     The Company's assets are not managed or maintained on a segmented basis. Property, plant and equipment is used in the production and packaging of products for each of the segments. Cash, accounts receivable, prepaid expenses, other assets and deferred tax assets are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Inventories include primarily raw materials and packaged finished goods, which in most circumstances are sold through any or all of the segments. The Company's goodwill and other intangible assets, which include its trademarks, are used by and pertain to the activities and brands sold across all of its segments. As no segmentation of the Company's assets, depreciation expense (included in fixed manufacturing costs) or capital expenditures is maintained by the Company, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

     The following table presents a summary of operations by segment (in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2001            2000
                                                       --------        --------
                                                             (unaudited)
Net sales:
     Retail..........................................  $239,644        $238,836
     Food Service....................................    15,818          15,912
     Other...........................................    28,130          27,260
                                                       --------        --------
          Total......................................  $283,592        $282,008
                                                       ========        ========

Segment contribution and operating income:
     Retail..........................................  $ 49,123        $ 45,319
     Food Service ...................................     5,159           5,291
     Other ..........................................     7,648           7,808
                                                       --------        --------
          Segment contribution.......................    61,930          58,418
     Fixed manufacturing costs ......................   (17,714)        (21,147)
     Amortization of goodwill and other intangibles..   (11,201)        (10,751)
     Selling, general and administrative expenses....   (15,733)        (14,577)
     Other financial, legal and accounting expenses..         -          (9,601)
     Transition expenses.............................         -          (1,365)
                                                       --------        --------
          Operating income...........................  $ 17,282        $    977
                                                       ========        ========

The following supplemental information provides net sales by product line across all segments (in thousands):

                                            Three months ended March 31,
                                            ----------------------------
                                                  2001           2000
                                            ------------  --------------
                                                     (unaudited)
     Seafood...............................     $ 88,570       $ 78,801
     Baking mixes and frostings............       59,293         53,930
     Bagels................................       37,728         44,255
     Syrup and Mixes.......................       32,721         38,900
     Breakfast products....................       29,577         29,781
     All other.............................       35,703         36,341
                                                --------       --------
          Totals...........................     $283,592       $282,008
                                                ========       ========

NOTE 5 - CONTINGENCIES

Litigation

     During 2000, the Company was served with eighteen complaints in purported class action lawsuits filed in the U.S. District Court for the Northern District of California. The complaints received by the Company alleged that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James
B. Ardrey, Ray Chung and M. Laurie Cummings). The actions (the "Securities Actions") alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Securities Actions complaints sought damages in unspecified amounts. These Securities Actions purported to be brought on behalf of purchasers of the Company's securities during various periods, all of which fell between October 28, 1998 and April 2, 2000.

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

     On January 16, 2001 the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit. On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

     Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and 3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of May 11, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices, some of which will be determined at later dates. However, members of the class have the opportunity to opt out of the settlement agreement, and bring separate claims against the Company.

     Pursuant to the settlement and the definitive agreements, the Company will initially receive approximately 3,051,000 shares of its common stock from former management. The Company will distribute approximately 465,000 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date.

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

     In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


NOTE 6 - PREFERRED DIVIDENDS

     Dividends on the outstanding Series A Convertible Cumulative Preferred Stock are being accrued each period, but are not being paid in cash. Preferred dividends will be paid in additional preferred stock until such time as the restrictions on payment of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will determine whether future dividends will be paid in cash or additional shares of preferred stock.


NOTE 7 - DERIVATIVE INSTRUMENTS

Adoption of SFAS 133

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively the Statement), on January 1, 2001. The Statement requires that all derivative instruments be recorded on the balance sheet at their fair value, with changes in the fair value of the derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the Statement, upon adoption the Company deferred hedging losses on designated cash flow hedges of $2.3 million, which are net of tax of $1.4 million, to accumulated other comprehensive losses. Additionally, the Company recognized the fair value of its fair value hedge as a $1.1 million liability within the balance sheet. The Company records the ineffectiveness of its hedges currently in its statement of operations and those amounts were immaterial during the quarter ended March 31, 2001.

Cash Flow Hedges

     The Company uses interest-rate swaps to convert a portion of its variable-rate debt to fixed rates to comply with provisions of its senior lending agreement, which requires the Company to have at least 50% of its total indebtedness subject to either a fixed interest rate or interest rate protection agreements.

     As of March 31, 2001, the Company had deferred hedging losses in accumulated other comprehensive income on designated cash flow hedges of $3.1 million, which is net of tax of $2.0 million.

Fair Value Hedge

     The Company uses an interest-rate swap to convert a portion of its fixed-rate debt into variable-rate debt to manage the fixed and variable interest rate mix of its debt portfolio.

     At March 31, 2001, the Company's fair value hedge had a fair value of $0.2 million and is included in other assets within the Company's balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 2000.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements in Item 1 included herein. Unless otherwise noted, years (2001 and 2000) in this discussion refer to the Company's three month periods ending on March 31.

Results of Operations Three Months Ended March 31

     The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the Statements of Operations bear to net sales.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                       (Dollars and shares in thousands)
                                  (unaudited)


                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                           2001                      2000
                                                                                  --------------------      --------------------
Net sales.......................................................................  $  283,592    100.0 %     $  282,008   100.0 %
Cost of goods sold..............................................................    (133,934)   (47.2)        (138,402)  (49.1)
                                                                                  ----------   ------       ----------  ------
   Gross profit.................................................................     149,658     52.8          143,606    50.9
                                                                                  ----------   ------       ----------  ------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution...................................................     (32,913)   (11.6)         (33,963)  (12.0)
   Trade promotions.............................................................     (53,524)   (18.9)         (54,401)  (19.3)
   Consumer marketing...........................................................     (19,005)    (6.7)         (17,971)   (6.4)
                                                                                  ----------   ------       ----------   ------
      Total brokerage, distribution and marketing expenses......................    (105,442)   (37.2)        (106,335)  (37.7)
Amortization of goodwill and other intangibles..................................     (11,201)    (3.9)         (10,751)   (3.8)
Selling, general and administrative expenses....................................     (15,733)    (5.5)         (14,577)   (5.2)
Other financial, legal and accounting expenses..................................           -        -           (9,601)   (3.4)
Transition expenses.............................................................           -        -           (1,365)   (0.5)
                                                                                  ----------   ------       ----------  ------
      Total operating expenses..................................................    (132,376)   (46.7)        (142,629)  (50.6)
                                                                                  ----------   ------       ----------  ------
   Operating income.............................................................      17,282      6.1              977     0.3
Interest expense, net...........................................................     (27,870)    (9.8)         (24,371)   (8.6)
Amortization of deferred financing expense......................................        (867)    (0.3)            (708)   (0.3)
Other bank and financing expenses...............................................         (37)    (0.0)             (87)   (0.0)
                                                                                  ----------   ------       ----------  ------
   Loss before income taxes and cumulative effect of change in accounting.......     (11,492)    (4.1)         (24,189)   (8.6)
Income tax benefit..............................................................       3,735      1.3            7,740     2.7
                                                                                  ----------   ------       ----------  ------
   Net loss before cumulative effect of change in accounting....................      (7,757)    (2.7)         (16,449)   (5.8)
Cumulative effect of change in accounting, net of tax $5,722....................           -        -          (12,161)   (4.3)
                                                                                  ----------   ------       ----------  ------
   Net loss.....................................................................      (7,757)    (2.7)         (28,610)  (10.1)
Preferred dividends.............................................................        (307)    (0.1)               -       -
                                                                                  ----------   ------       ----------  ------
   Net loss available to common stockholders....................................  $   (8,064)    (2.8)%     $  (28,610)  (10.1)%
                                                                                  ==========   ======       ==========  ======
Basic and diluted loss per share available to common stockholders:
   Loss before cumulative effect of change in accounting........................  $    (0.11)     N/A       $    (0.25)    N/A
   Cumulative effect of change in accounting, net of tax........................           -      N/A            (0.18)    N/A
                                                                                  ----------   ------       ----------  ------
   Net loss available to common stockholders....................................  $    (0.11)     N/A       $    (0.43)    N/A
                                                                                  ==========   ======       ==========  ======
EBITDA (1)......................................................................  $   35,037     12.4 %     $   17,803     6.3 %
                                                                                  ==========   ======       ==========  ======
Adjusted EBITDA (2).............................................................  $   35,037     12.4 %     $   28,769    10.2 %
                                                                                  ==========   ======       ==========  ======

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization and before the accounting change. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

(2) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses, and transition expenses.

     The Company manages its business in three operating segments, the retail, food service and other distribution channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Net sales by operating segment for the three month periods ended March 31, 2001 and 2000 were as follows (in thousands):

                                    2000       2000
                                  ---------  ---------
         Net sales:                  (unaudited)
           Retail...............  $ 239,644  $ 238,836
           Food Service.........     15,818     15,912
           Other................     28,130     27,260
                                  ---------  ---------
               Total............  $ 283,592  $ 282,008
                                  =========  =========

     Net sales increased $1.6 million or 0.6% to $283.6 million in 2001 from $282.0 million in 2000. In the retail segment, the overall sales increase was led by net sales gains in baking mixes and frosting with an increase of 12.0% over 2000, and Van de Kamp's(R) and Mrs. Paul's(R) seafood, with sales increasing 14.5% from the prior year. These increases were principally due to new product introductions, new consumer advertising and promotion and reduced levels of couponing. These gains were offset in part by lower net sales of frozen bagels, due to consumption declines, and sales declines in syrups. Syrup sales in 2000 included a product introduction and heavy trade spending to drive volume. Significantly lower trade spending and couponing on syrups in 2001 reduced unit volumes, however total product contribution increased. Food service sales volumes increased, but were offset by product and customer mix. Net sales to other distribution channels increased $0.8 million, principally due to product and customer mix.

     Gross profit increased $6.1 million to $149.7 million in 2001 from $143.6 million in the prior year. Overall variable margin in the retail segment improved, primarily due to the increased sales of baking mix and frostings and of seafood. In addition, seafood margins increased due to reduced coupon expense and an increased emphasis on performance based trade promotions rather than price discounts. Total retail variable margin was negatively impacted by the sales declines in frozen bagels and syrups. Gross profit was also favorably impacted by improved plant efficiencies and a one-time gain associated with the renegotiation of employee benefits at the West Seneca, New York facility. These were offset in part by increased consulting costs associated with obtaining the plant efficiencies and higher employee benefit costs.

     Brokerage and distribution expenses decreased $1.1 million to $32.9 million in 2001 from $34.0 million in 2000. This decrease was primarily due to a reduction in retail brokerage expense, as a result of the Company's consolidation to a national retail broker in the second quarter of 2000.

     Trade Promotions expense decreased to $53.5 million in 2001 from $54.4 million in 2000. This decrease was primarily in the retail segment. Spending on retail baking mixes and frostings was reduced from the prior year, as more promotion in 2001 was accomplished through price discounts reflected in net sales and gross profit. This was offset in part by increased performance based trade promotions on seafood to support sales during Lent, where lower levels of up-front discounts to customers, reflected in net sales and gross profit, were given in 2001.

     Consumer marketing expenses were $19.0 million in 2001 as compared to $18.0 million in 2000. This increase was due to increased advertising in the retail segment, principally for seafood and baking mixes and frosting, supporting the brands and new product introductions. This increased spending was offset in part by lower levels of spending for coupon placements and point of sale promotional materials for seafood.

     Selling, general and administrative expenses increased to $15.7 million in 2001 from $14.6 million in 2000 primarily due to the increase in expense for certain performance based incentive programs, offset in part by cost reductions associated with closing the San Francisco, California and Columbus, Ohio administrative offices during the first and third quarters of 2000, respectively.

     Other Financial, Legal and Accounting Expenses. During 2000, as a result of the investigation into the Company's past accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters, the Company incurred financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $9.6 million for the three months ended March 31, 2000, were expensed when incurred by the Company.

     Transition Expenses. The Company incurred $1.4 million in transition expenses in 2000 primarily due to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represented one-time costs incurred to integrate acquired businesses and operations.

     Operating income increased to $17.3 million in 2001 from $1.0 million in 2000. Operating income in 2000 was affected by the $9.6 million of other financial, legal and accounting expenses and $1.4 million in transition expenses. Before giving effect to other financial, legal and accounting expenses, and transition expenses, operating income increased $5.3 million in 2001.

     Interest and Other Financing Expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased to $28.8 million in 2001 from $25.2 million in 2000. The increase was due primarily to higher interest rates, costs associated with the accounts receivable sale facility and costs associated with debt agreement amendments.

     Income Tax Benefit. The income tax benefit recorded in 2001 and 2000 was 32.4% and 32.0%, respectively, of the pretax loss.

     Cumulative effect of change in accounting. Effective January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. See Note 1 to the financial statements in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

     For the three months ended March 31, 2001 the Company generated $13.0 million from operating activities compared to the three months ended March 31, 2000, when $53.6 million of cash was used in operations. The increase in cash provided in 2001 was primarily a result of the lower net loss incurred during the period including $9.6 million of pretax cash expenses for other financial, legal and accounting expenses in 2000 and a significant change in funds related to working capital changes. As of March 31, 2001, the Company had received a net $18.6 million from the sale of accounts receivable. The agreement to sell accounts receivable has been used to provide needed cash.

     Investing activities during the three months ended March 31, 2001 used $2.2 million for asset additions. The reduction in 2001 from amounts used for asset additions in 2000 results principally from the timing of capital projects during the year.

     During the three months ended March 31, 2001, financing activities used cash of $8.2 million primarily for scheduled debt repayments. In 2000, the Company repaid $5.8 million in principal on its senior secured term debt and borrowed $65.0 million on the revolving facility to fund its operations, capital expenditures, software and packaging design expenditures, and its repayment of borrowings.

     In February, 2001, the Company and lenders party to the senior secured debt amended this agreement to provide revised financial covenants for 2001, to affirm the ability of the Company to continue to sell up to $60 million of accounts receivable, to increase the interest rate spread on borrowings by 0.25% and to provide for a further increase in the interest rate spread of 0.25% if asset sale proceeds and related repayments of debt between February 1, 2001 and June 30, 2001 are less than $90 million. In addition, the accounts receivable sale facility was amended to extend the termination date to March 31, 2002 and effectively reduce the available facility to $46 million as of March 31, 2001 and $36 million as of December 31, 2001. As of March 31, 2001, the Company has $9.1 million available for borrowings under its revolving credit facility.

     The Company is highly leveraged. At March 31, 2001, the Company has outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its revolving credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is currently limited in its ability to pursue additional acquisitions.

     Management of the Company believes that cash generated from operations and cash available to the Company from the sale of accounts receivable and borrowings under the revolving credit agreement will be adequate in 2001 to fund its operating and capital expenditure requirements and its debt repayment obligations.

Interest Rate Collar Agreements

     At March 31, 2001, the Company was party to three interest rate swap agreements. The Company entered into these agreements as a means of managing its interest rate risk. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material. See Note 7 to the financial statements.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material. See Note 7 to the financial statements.

PART II--OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     During 2000, the Company was served with eighteen complaints in purported class action lawsuits filed in the U.S. District Court for the Northern District of California. The complaints received by the Company alleged that, among other things, as a result of accounting irregularities, the Company's previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James
B. Ardrey, Ray Chung and M. Laurie Cummings). The actions (the "Securities Actions") alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Securities Actions complaints sought damages in unspecified amounts. These Securities Actions purported to be brought on behalf of purchasers of the Company's securities during various periods, all of which fell between October 28, 1998 and April 2, 2000.

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

     On January 16, 2001 the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit.
On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

     Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001 the Company entered into definitive agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of May 11, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices, some of which will be determined at later dates. However, members of the class have the opportunity to opt out of the settlement agreement, and bring separate claims against the Company.

     Pursuant to the settlement and the definitive agreements, the Company will initially receive approximately 3,051,000 shares of its common stock from former management. The Company will distribute approximately 465,000 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date.

     In addition, the Company has agreed to continue to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of the Company's finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

     The staff of the Securities and Exchange Commission (the "SEC") and the United States Attorney for the Southern District of New York (the "U.S. Attorney") also initiated investigations relating to the events that resulted in the restatement of the Company's financial statements for prior periods ("Prior Events"). The SEC and U.S. Attorney requested that the Company provide certain documents relating to the Company's historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company's former officers and employees, correspondence with the Company's auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

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

     In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       Exhibit
        Number                       Exhibit
        ------                       -------

         10.42 Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.42 to the Aurora Foods Inc.'s Form 10-K for the year ended December 31,
                2000).

         10.44 Collective Bargaining Agreement between Aurora Foods Inc. and the Bakery, Confectionery, Tobacco Workers & Grain Millers' International Union of America, Local 429, dated January 12, 2001.

         10.45 Amendment and Waiver, dated as of February 7, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent.

         10.46 Amendment, dated February 7, 2001 to (i) the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank and (ii) the Master Subordinated Participation Agreement dated April 19, 2000, among The Chase Manhattan Bank and each of the other parties listed on the signature pages thereto.


(b) Reports on Form 8-K


Date Filed

January 17, 2001   Press release dated January 16, 2001 in connection with a
                   preliminary agreement to settle the securities and derivative class action lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California.

January 23, 2001   Press release dated January 23, 2001 in connection with the announcement by the United States Attorney's Office for the Southern District of New York (the "U.S. Attorney") of indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. In addition, the Company has consented to the entry of an order by the United States Securities and Exchange Commission (the "SEC") in connection with a civil action by the SEC requiring compliance with requirements for accurate and timely reporting of quarterly and annual financial results, and the maintenance of adequate internal control procedures.

February 28, 2001  Press Release with respect to results for the fourth quarter ended December 31, 2000 and for the fiscal year 2000.

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


                                       AURORA FOODS INC.


                                       By:    /s/ Christopher T. Sortwell
                                              ---------------------------

                                              Christopher T. Sortwell
                                              Chief Financial Officer
                                              (Duly Authorized Officer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer)


Date: May 15, 2000

                                 EXHIBIT INDEX

      Exhibit
       Number                           Exhibit
      -------                           -------

       10.42 Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.42 to the Aurora Foods Inc.'s Form 10-K for the year ended December 31,
               2000).

       10.44 Collective Bargaining Agreement between Aurora Foods Inc. and the Bakery, Confectionery, Tobacco Workers & Grain Millers' International Union of America, Local 429, dated January 12, 2001.

       10.45 Amendment and Waiver, dated as of February 7, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent.

       10.46 Amendment, dated February 7, 2001 to (i) the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank and (ii) the Master Subordinated Participation Agreement dated April 19, 2000, among The Chase Manhattan Bank and each of the other parties listed on the signature pages thereto.