Form 10-Q
period 2001-06-30
AURORA FOODS INC /DE/
filed 2001-08-13
CIK 1060024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________ to ____________

                       Commission file number 001-14255

                             --------------------

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

                             --------------------

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

                                                        Shares Outstanding
                                                          August 3, 2001
                                                        ------------------
     Common stock, $0.01 par value.....................     71,610,091

     The number of shares outstanding as of August 3, 2001 reflects the initial share transfers to and from the Company in connection with the settlement, as described in Note 6 to the financial statements included herein.

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

See pages 2 through 14.

                               AURORA FOODS INC.
                                BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                                   June 30,         December 31,
                                                                                                     2001               2000
                                                                                                -------------     ----------------
                                        ASSETS                                                   (unaudited)
                                        ------
Current assets:
     Cash and cash equivalents.................................................................  $    2,710          $      525
     Accounts receivable, net of $798 and $725 allowance, respectively.........................      73,391             121,193
     Accounts receivable sold..................................................................     (28,606)            (38,565)
     Inventories...............................................................................      84,755             104,319
     Prepaid expenses and other assets.........................................................      11,841               6,496
     Current deferred tax assets...............................................................      18,797              17,133
                                                                                                 ----------          ----------
           Total current assets................................................................     162,888             211,101

     Property, plant and equipment, net........................................................     229,585             239,107
     Deferred tax asset........................................................................      47,353              40,045
     Goodwill and other intangible assets, net.................................................   1,249,140           1,268,942
     Other assets..............................................................................      32,219              35,091
                                                                                                 ----------          ----------
           Total assets........................................................................  $1,721,185          $1,794,286
                                                                                                 ==========          ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
Current liabilities:
     Current portion of senior securred term debt..............................................  $   32,926          $   32,926
     Accounts payable..........................................................................      47,214              50,456
     Accrued liabilities.......................................................................      74,387              87,840
                                                                                                 ----------          ----------
           Total current liabilities...........................................................     154,527             171,222

     Senior secured term debt..................................................................     494,202             510,665
     Senior secured revolving debt facility....................................................     146,400             160,000
     Senior subordinated notes.................................................................     401,721             401,837
     Other liabilities.........................................................................      12,122               5,848
                                                                                                 ----------          ----------
           Total liabilities...................................................................   1,208,972           1,249,572
                                                                                                 ==========          ==========

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a
        liquidation preference value of $15,915................................................          37                  37
     Common stock, $0.01 par value; 250,000,000 shares authorized; 74,196,132
        and 74,123,682 shares issued, respectively.............................................         742                 741
     Paid-in capital...........................................................................     685,359             685,091
     Treasury Stock............................................................................     (13,266)                  -
     Promissory notes..........................................................................        (120)               (227)
     Accumulated deficit.......................................................................    (158,298)           (140,928)
     Accumulated other comprehensive loss......................................................      (2,241)                  -
                                                                                                 ----------          ----------
           Total stockholders' equity..........................................................     512,213             544,714
                                                                                                 ----------          ----------
           Total liabilities and stockholders' equity..........................................  $1,721,185          $1,794,286
                                                                                                 ==========          ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                                                       Three Months Ended June 30,
                                                                                                       ---------------------------
                                                                                                         2001              2000
                                                                                                       ---------         ---------
Net sales............................................................................................. $ 219,898         $ 214,721
Cost of goods sold ...................................................................................  (108,904)         (101,458)
                                                                                                       ---------         ---------
     Gross profit.....................................................................................   110,994           113,263
                                                                                                       ---------         ---------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution ......................................................................   (25,516)          (25,114)
     Trade promotions ................................................................................   (38,291)          (41,806)
     Consumer marketing...............................................................................    (4,876)           (8,293)
                                                                                                       ---------         ---------
           Total brokerage, distribution and marketing expenses.......................................   (68,683)          (75,213)
Amortization of goodwill and other intangibles .......................................................   (11,322)          (10,729)
Selling, general and administrative expenses .........................................................   (15,651)          (12,095)
Other financial, legal, accounting, consolidation and transition income (expense) ....................     3,066           (15,056)
                                                                                                       ---------         ---------
           Total operating expenses...................................................................   (92,590)         (113,093)
                                                                                                       ---------         ---------
     Operating income ................................................................................    18,404               170
Interest expense, net ................................................................................   (30,362)          (27,126)
Amortization of deferred financing expense ...........................................................      (867)             (735)
Other bank and financing expenses ....................................................................       (37)             (101)
                                                                                                       ---------         ---------
     Loss before income taxes.........................................................................   (12,862)          (27,792)
Income tax benefit ...................................................................................     3,864             8,909
                                                                                                       ---------         ---------
     Net loss.........................................................................................    (8,998)          (18,883)
Preferred dividends ..................................................................................      (308)                -
                                                                                                       ---------         ---------
     Net loss available to common stockholders........................................................ $  (9,306)        $ (18,883)
                                                                                                       =========         =========
Basic and diluted loss per share available to common stockholders .................................... $   (0.13)        $   (0.28)
                                                                                                       =========         =========
Weighted average number of shares outstanding ........................................................    72,675            67,050
                                                                                                       =========         =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2001            2000
                                                                           ---------       ---------
Net sales...............................................................   $ 503,490       $ 496,729
Cost of goods sold......................................................    (242,838)       (239,860)
                                                                           ---------       ---------
      Gross profit......................................................     260,652         256,869
                                                                           ---------       ---------
Brokerage, distribution and marketing expenses:
      Brokerage and distribution........................................     (58,429)        (59,077)
      Trade promotions..................................................     (91,815)        (96,207)
      Consumer marketing................................................     (23,881)        (26,264)
                                                                           ---------       ---------
         Total brokerage, distribution and marketing expenses...........    (174,125)       (181,548)
Amortization of goodwill and other intangibles..........................     (22,523)        (21,480)
Selling, general and administrative expenses............................     (31,384)        (26,672)
Other financial, legal, accounting, consolidation and transition
 income (expense).......................................................       3,066         (26,022)
                                                                           ---------       ---------
         Total operating expenses.......................................    (224,966)       (255,722)
                                                                           ---------       ---------
      Operating income..................................................      35,686           1,147
Interest expense, net...................................................     (58,232)        (51,547)
Amortization of deferred financing expense..............................      (1,734)         (1,443)
Other bank and financing expenses.......................................         (74)           (188)
                                                                           ---------       ---------
      Loss before income taxes and cumulative effect of
        change in accounting............................................     (24,354)        (52,031)
Income tax benefit......................................................       7,599          16,649
                                                                           ---------       ---------
      Net loss before cumulative effect of change in accounting.........     (16,755)        (35,382)
Cumulative effect of change in accounting, net of tax of $5,722.........           -         (12,161)
                                                                           ---------       ---------
      Net loss..........................................................     (16,755)        (47,543)
Preferred dividends.....................................................        (615)              -
                                                                           ---------       ---------
      Net loss available to common stockholders.........................   $ (17,370)      $ (47,543)
                                                                           =========       =========
Basic and diluted loss per share available to common stockholders:
      Loss before cumulative effect of change in accounting.............   $   (0.24)      $   (0.53)
      Cumulative effect of change in accounting, net of tax.............           -           (0.18)
                                                                           ---------       ---------
      Net loss available to common stockholders.........................   $   (0.24)      $   (0.71)
                                                                           =========       =========
Weighted average number of shares outstanding...........................      73,395          67,050
                                                                           =========       =========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                                         Accumulated
                                                    Additional                                              Other
                               Preferred   Common    Paid-in     Promissory   Treasury    Accumulated   Comprehensive
                                 Stock     Stock     Capital       Notes        Stock       Deficit          Loss         Total
                               ---------   ------   ----------   ----------   --------    -----------   -------------   ----------
Balance at December 31, 2000.   $    37     $741    $  685,091    $  (227)    $      -    $ (140,928)       $     -     $  544,714

Receipt of shares from
 former management...........         -        -             -          -      (15,653)            -              -        (15,653)

Distribution of shares to
 shareholder class...........                              113                   2,387                                       2,500

Employee stock purchases.....         -        1           152          -            -             -              -            153

Restricted stock awards......         -        -             3          -            -             -              -              3

Net loss.....................         -        -             -          -            -       (16,755)             -        (16,755)

Cumulative preferred
 dividends...................         -        -             -          -            -          (615)             -           (615)

Payment on officer
 promissory notes............         -        -             -        107            -             -              -            107

Adoption of FAS 133..........         -        -             -          -            -             -         (2,277)        (2,277)

Net deferred hedging loss....         -        -             -          -            -             -             36             36
                                -------     ----    ----------    -------     --------    ----------        -------     ----------
Balance at June 30, 2001.....   $    37     $742    $  685,359    $  (120)    $(13,266)   $ (158,298)       $(2,241)    $  512,213
                                =======     ====    ==========    =======     ========    ==========        =======     ==========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                    2001           2000
                                                                                ----------       --------
Cash flows from operations:
      Net loss................................................................   $(16,755)       $(47,543)
      Adjustments to reconcile net loss to net cash from operations:
            Depreciation and amortization.....................................     37,552          35,357
            Deferred income taxes.............................................     (7,599)        (16,649)
            Recognition of loss on derivatives................................      4,901               -
            Receipt of shares from former management..........................    (15,654)              -
            Recognition of liability to shareholder class.....................     10,000               -
            Non-cash restructuring cost.......................................          -           3,050
            Cumulative effect of change in accounting, net of tax.............          -          12,161
            Other.............................................................        189               -
            Changes in operating assets and liabilities:
                  Accounts receivable.........................................     47,803          15,999
                  Accounts receivable sold....................................     (9,959)         20,418
                  Inventories.................................................     19,564            (659)
                  Prepaid expenses and other current assets...................     (5,330)          9,261
                  Accounts payable............................................     (3,857)        (32,764)
                  Accrued expenses............................................    (20,952)        (30,143)
                  Other non-current liabilities...............................     (2,712)           (489)
                                                                                ---------        --------
Net cash provided by (used in) operations.....................................     37,191         (32,001)
                                                                                ---------        --------
Cash flows from investing activities:
      Asset additions.........................................................     (5,269)         (6,973)
      Proceeds from asset sales...............................................         66           1,175
      Changes to other non-current assets and liabilities.....................          -          (2,497)
      Payment for acquisition of businesses...................................          -          (7,984)
                                                                                ---------        --------
Net cash used for investment activities.......................................     (5,203)        (16,279)
                                                                                ---------        --------
Cash flows from financing activities:
      Senior secured revolving (repayments) borrowings, net...................    (13,600)         65,000
      Repayment of borrowings.................................................    (16,462)        (11,517)
      Payments on officer promissory notes....................................        259             237
      Debt issuance and equity offering costs.................................          -            (132)
                                                                                ---------        --------
Net cash (used for) provided by financing activities..........................    (29,803)         53,588
                                                                                ---------        --------
Increase in cash and cash equivalents.........................................      2,185           5,308
Cash and cash equivalents, beginning of period................................        525             315
                                                                                ---------        --------
Cash and cash equivalents, end of period......................................   $  2,710        $  5,623
                                                                                =========        ========

                See accompanying notes to financial statements.

                               AURORA FOODS INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 June 30, 2001


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

The Company

     The Company has acquired premium, well recognized brands with strong brand equity that had been undermarketed and undermanaged in recent years and had become non-core businesses to their corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they have lacked in recent years. The Company's goal is to then sustain the growth of the brands with high levels of marketing support directed towards increased advertising, consumer promotions, new products, packaging improvements and new packaging. Each of the Company's brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in the following three industry segments: retail, food service and other distribution channels. The Company's products are sold nationwide, primarily through food brokers to supermarkets, wholesale and retail grocery accounts and other retail channels, as well as food service distribution channels (restaurant chains, business/industry and schools) and club store, private label and military customers. Distribution is either directly to the customer or through independent wholesalers and distributors.


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

Impact of New Accounting Pronouncements

     In April, 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Although the Company has not yet quantified the impact of this change in accounting, management expects that adoption of this consensus will require that certain expenses, currently classified as trade promotion expense, will be required to be reclassified as reductions of net sales, with no effect on the reported amount of operating income. Adoption of the change will be required in financial statements issued by the Company in 2002, and prior periods' financial statements will be restated to conform with the new presentation.

     In late June 2001, the FASB approved the issuance of FAS 142, Goodwill and Other Intangible Assets which, for the Company, will be required as of January 1, 2002. Although the Company has not yet reviewed the statement in detail or quantified the impacts, management expects that the adoption of the new pronouncement will result in decreases in the ongoing amount of amortization of goodwill and other intangible assets reflected in the Company's statements of operations in future periods.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                            June 30,               December 31,
                                                                              2001                     2000
                                                                           -----------             ------------
                                                                           (unaudited)
Raw materials....................................................            $21,799                 $ 28,764
Work in process..................................................                171                      299
Finished goods...................................................             54,746                   66,787
Packaging and other supplies.....................................              8,039                    8,469
                                                                             -------                 --------
                                                                             $84,755                 $104,319
                                                                             =======                 ========


NOTE 3 - OTHER FINANCIAL, LEGAL, ACCOUNTING, CONSOLIDATION AND TRANSITION INCOME (EXPENSE)

     During the second quarter of 2001, in connection with the settlement of the securities class action and derivative lawsuits, as more fully described in Note 6, the Company received 3,051,303 shares of the Company's common stock from former management. These shares were recorded as Treasury Stock at an amount equal to the market value of the shares at the date the settlement was confirmed by the court. In addition, the Company recorded a liability for the value of the shares required to be distributed to members of the shareholder class in the amount of $10.0 million and recorded accruals for estimated remaining costs to be incurred to complete all of the Company's obligations under terms of the settlement agreements. As a result, a pretax net gain of approximately $3.8 million was recorded and is reflected as other financial legal and accounting income in the accompanying Statement of Operations.

     Also during the second quarter of 2001, the Company recorded an additional charge of $0.7 million to reflect the additional net cost expected to be incurred by the Company for its unused office space in Columbus, Ohio, subsequent to the administration consolidation in 2000.

     The Company does not expect to record any material amounts of expense related to these issues in future periods.


NOTE 4 - EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

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

     As none of the outstanding stock options and convertible preferred stock have a potentially dilutive effect for the three and six month periods ended June 30, 2001 or 2000, the loss amounts and the weighted averages shares outstanding contained in the Statements of Operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

     The number of shares of common stock outstanding and the transactions during the six month period ended June 30, 2001 were as follows:

                                                                Common
                                                                Stock       Treasury           Net
                                                                Issued        Stock        Outstanding
                                                              ----------    ----------     -----------
       Shares at December 31, 2000..........................  74,123,682             -      74,123,682
       Receipt of shares from former management.............           -    (3,051,383)     (3,051,383)
       Distribution of shares to shareholder class..........           -       465,342         465,342
       Employee stock purchases.............................      71,750             -          71,750
       Restricted stock awards to employees.................         700             -             700
                                                              ----------    ----------     -----------
       Shares at June 30, 2001..............................  74,196,132    (2,586,041)     71,610,091
                                                              ==========    ==========     ===========

NOTE 5 - SEGMENT INFORMATION

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

     The Company's assets are not managed or maintained on a segmented basis. Property, plant and equipment is used in the production and packaging of products for each of the segments. Cash, accounts receivable, prepaid expenses, other assets and deferred tax assets are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Inventories include primarily raw materials and packaged finished goods, which in most circumstances are sold through any or all of the segments. The Company's goodwill and other intangible assets, which include its trademarks, are used by and pertain to the activities and brands sold across all of its segments. As no segmentation of the Company's assets, depreciation expense (included in fixed manufacturing costs and general and administrative expenses) or capital expenditures is maintained by the Company, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

     The following table presents a summary of operations by segment (in thousands):

                                                              Three months ended June 30,             Six months ended June 30,
                                                          -----------------------------------    ----------------------------------
                                                                2001               2000               2001                2000
                                                          ---------------    ----------------    --------------      --------------
                                                                                         (unaudited)
Net sales:
  Retail................................................      $179,034           $178,475            $418,678           $417,311
  Food Service..........................................        16,490             16,281              32,308             32,193
  Other.................................................        24,374             19,965              52,504             47,225
                                                              --------           --------            --------           --------
    Total...............................................      $219,898           $214,721            $503,490           $496,729
                                                              ========           ========            ========           ========
Segment contribution and operating income:
  Retail................................................      $ 48,745           $ 42,918            $ 97,868           $ 88,237
  Food Service..........................................         5,547              5,616              10,706             10,907
  Other.................................................         6,895              6,187              14,543             13,995
                                                              --------           --------            --------           --------
    Segment contribution................................        61,187             54,721             123,117            113,139
  Fixed manufacturing costs.............................       (18,876)           (16,671)            (36,590)           (37,818)
  Amortization of goodwill and other intangibles........       (11,322)           (10,729)            (22,523)           (21,480)
  Selling, general and administrative expenses..........       (15,651)           (12,095)            (31,384)           (26,672)
  Other financial, legal, accounting, consolidation
    and transition income (expense).....................         3,066            (15,056)              3,066            (26,022)
                                                              --------           --------            --------           --------
    Operating income....................................      $ 18,404           $    170            $ 35,686           $  1,147
                                                              ========           ========            ========           ========

The following supplemental information provides net sales by product line across all segments (in thousands):

                                                              Three months ended June 30,             Six months ended June 30,
                                                          -----------------------------------    ----------------------------------
                                                                2001               2000               2001                2000
                                                          ---------------    ----------------    --------------      --------------
                                                                                         (unaudited)
Seafood.................................................      $ 36,387           $ 37,264            $124,957           $116,065
Baking mixes and frostings..............................        51,111             45,702             110,404             99,632
Bagels..................................................        38,211             42,340              75,939             86,595
Syrup and Mixes.........................................        32,654             28,125              65,375             67,025
Breakfast products......................................        28,120             27,050              57,697             56,831
All other...............................................        33,415             34,240              69,118             70,581
                                                              --------           --------            --------           --------
   Totals...............................................      $219,898           $214,721            $503,490           $496,729
                                                              ========           ========            ========           ========

NOTE 6 - CONTINGENCIES

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

     On January 16, 2001 the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective. On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

     Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and 3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of August 3, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices, some of which will be determined at later dates. However, members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

     Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date. As of August 3, 2001, the Company expects that the stock received or to be received from former management will be sufficient to satisfy the Company's obligation without issuing additional shares.

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


NOTE 7 - PREFERRED DIVIDENDS

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

NOTE 8 - DERIVATIVE INSTRUMENTS

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

     During the quarter ended June 30, 2001, one of the Company's cash flow hedges and the Company's fair value hedge became ineffective, following the significant reductions in interest rates from which the Company otherwise benefits due to variable interest rates on its senior secured debt. As a result, on June 30, 2001 the Company recorded an additional charge to interest expense of approximately $4.9 million representing the net previously deferred expense and additional liability arising during the second quarter of 2001, associated with these two derivatives.

Cash Flow Hedge

     At June 30, 2001, the Company used an interest-rate swap to convert a portion of its variable-rate debt to fixed rates to comply with provisions of its senior lending agreement.

     As of June 30, 2001, the Company had deferred hedging losses in accumulated other comprehensive income on designated cash flow hedges of $2.2 million, which is net of tax of $1.4 million.

NOTE 9 - OTHER COMPREHENSIVE LOSS


     The components of total comprehensive loss for the three and six month periods ended June 30, 2001 and 2000 were as follows (in thousands):

                                                                  Three months              Six months
                                                                 ended June 30,           ended June 30,
                                                              --------------------     ---------------------
                                                               2001         2000         2001         2000
                                                              -------     --------     --------     --------
                                                                                (unaudited)
Net Loss...................................................   $(8,998)    $(18,883)    $(16,755)    $(47,543)
                                                              -------     --------     --------     --------

Other comprehensive income (loss), net of tax:
   Adoption of FAS 133 for hedging activities..............         -            -       (2,277)           -
   Loss deferred on qualifying cash flow hedges............       (31)           -         (900)           -
   Reclassification adjustment for cash flow
     hedging losses realized in net income.................       936            -          936            -
                                                              -------     --------     --------     --------

Total other comprehensive income (loss)....................       905            -       (2,241)           -
                                                              -------     --------     --------     --------

   Total comprehensive loss................................   $(8,093)    $(18,883)    $(18,996)    $(47,543)
                                                              =======     ========     ========     ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 2000.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements in Item 1 included herein. Unless otherwise noted, years (2001 and 2000) in this discussion refer to the Company's three and six month periods ending on June 30, respectively.

Results of Operations Three Months Ended June 30

     The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the Statements of Operations bear to net sales.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                  Three Months Ended June 30,
                                                                        ---------------------------------------------------
                                                                                  2001                         2000
                                                                        -----------------------      ----------------------
Net sales............................................................   $ 219,898       100.0 %      $ 214,721     100.0 %
Cost of goods sold...................................................    (108,904)      (49.5)        (101,458)    (47.3)
                                                                        ---------       ------       ---------     ------
    Gross profit.....................................................     110,994        50.5          113,263      52.7
                                                                        ---------       ------       ---------     ------
Brokerage, distribution and marketing expenses:
    Brokerage and distribution.......................................     (25,516)      (11.6)         (25,114)    (11.7)
    Trade promotions.................................................     (38,291)      (17.4)         (41,806)    (19.5)
    Consumer marketing...............................................      (4,876)       (2.2)          (8,293)     (3.8)
                                                                        ---------       ------       ---------     ------
      Total brokerage, distribution and marketing expenses...........     (68,683)      (31.2)         (75,213)    (35.0)
Amortization of goodwill and other intangibles.......................     (11,322)       (5.2)         (10,729)     (5.0)
Selling, general and administrative expenses.........................     (15,651)       (7.1)         (12,095)     (5.6)
Other financial, legal, accounting, consolidated and transition
  income (expense)...................................................       3,066         1.4          (15,056)     (7.0)
                                                                        ---------       ------       ---------     ------
      Total operating expenses.......................................     (92,590)      (42.1)        (113,093)    (52.6)
                                                                        ---------       ------       ---------     ------
    Operating income.................................................      18,404         8.4              170       0.1
Interest expense, net................................................     (30,362)      (13.8)         (27,126)    (12.6)
Amortization of deferred financing expense...........................        (867)       (0.4)            (735)     (0.4)
Other bank and financing expenses....................................         (37)       (0.0)            (101)     (0.0)
                                                                        ---------       ------       ---------     ------
    Loss before income taxes.........................................     (12,862)       (5.8)         (27,792)    (12.9)
Income tax benefit...................................................       3,864         1.7            8,909       4.1
                                                                        ---------       ------       ---------     ------
    Net loss.........................................................      (8,998)       (4.1)         (18,883)     (8.8)
Preferred dividends..................................................        (308)       (0.1)               -         -
                                                                        ---------       ------       ---------     ------
    Net loss available to common stockholders........................   $  (9,306)       (4.2)%      $ (18,883)     (8.8)%
                                                                        =========       ======       =========     ======
Basic and diluted loss per share available to common stockholders....   $   (0.13)                   $   (0.28)
                                                                        =========                    =========
EBIDTA (1)...........................................................   $  36,583        16.6 %      $  17,301       8.1 %
                                                                        =========       ======       =========     ======
Adjusted EBITDA (2)..................................................   $  33,517        15.2 %      $  32,356      15.1 %
                                                                        =========       ======       =========     ======

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization and before the accounting change. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payments of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

(2) Adjusted EBITDA is defined as EBIDTA plus other financial, legal, accounting, consolidation and transition income (expense).

     The Company manages its business in three operating segments, the retail, food service and other distribution channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Net sales by operating segment for the three month periods ended June 30, 2001 and 2000 were as follows (in thousands):

                                     2001             2000
                                   ---------        ---------
      Net Sales:                          (unaudited)
          Retail.................  $ 179,034        $ 178,475
          Food Service...........     16,490           16,281
          Other..................     24,374           19,965
                                   ---------        ---------
              Total..............  $ 219,898        $ 214,721
                                   =========        =========

     Net sales increased $5.2 million or 2.4% to $219.9 million in 2001 from $214.7 million in 2000. In the retail segment, the overall sales increase was led by net sales gains in syrups and mixes, with an increase of 18.5% over the prior year and in baking mixes and frosting with an increase of 8.9% over 2000. These increases were principally due to frosting and brownie product introductions, along with better trade promotion planning, more efficient spending by tying multiple products into promotions. In addition, the prior year included higher discounts on syrup products to support aggressive programs and new product introductions. These gains were offset in part primarily by lower net sales of frozen and refrigerated bagels, due to consumption declines and lower seafood sales, as a greater portion of the Lent season sales occurred in the first quarter of the year as compared to 2000. In addition, coupon costs were generally higher than in 2000, which was at very low levels. Food service sales volumes increased, but were largely offset by product and customer mix. Net sales to other distribution channels increased $4.4 million, principally due to strong sales to club stores and favorable product and customer mix.

     Gross profit decreased $2.3 million to $111.0 million in 2001 from $113.3 million in the prior year. Total variable margin was negatively impacted by segment mix, with a higher percentage of total sales in the quarter being to the lower margin food service and other channels. The overall variable margin in the retail segment declined as the volume increases were offset by the higher coupon costs noted above and slightly higher costs for fish, flour and dairy ingredients, offset in part by lower sugar costs. Gross profit was unfavorably impacted by increased fixed manufacturing costs absorbed as a result of lower production levels required to generate significantly reduced inventory levels.

     Brokerage and distribution expenses increased $0.4 million to $25.5 million in 2001 from $25.1 million in 2000. This increase was primarily due to the increase in sales volume, offset in part by a reduction in retail brokerage expense, as a result of the Company's consolidation to a national retail broker in the second quarter of 2000. During the second quarter of 2001, this broker filed for bankruptcy and the business was absorbed by Acosta, which the Company selected as its new national retail broker. The change in brokers did cause some disruption on selected brands, but did not have a significant impact on overall results.

     Trade promotions expense decreased $3.5 million to $38.3 million in 2001 from $41.8 million in 2000. This decrease was primarily in the retail segment on baking mixes and frostings. Sales in the second quarter of 2000 were supported by heavy trade promotions. In 2001, although some additional discounts were given and reflected in net sales, overall net discounts and trade spending have been reduced significantly through better planning and more efficient spending, while still supporting strong volume growth. In addition, 2000 included higher spending for new product introductions.

     Consumer marketing expenses decreased $3.4 million to $4.9 million in 2001 as compared to $8.3 million in 2000. This decrease was principally due to reduced levels of planned advertising in 2001 for syrups and baking mixes.

     Selling, general and administrative expenses increased to $15.7 million in 2001 from $12.1 million in 2000 primarily due to the increase in expenses for new product trials and consulting to support product, production and internal system initiatives along with increases in salaries, recruiting and relocation expenses required to properly staff the organization.

     Other financial, legal, accounting, consolidation and transition income (expense). During the second quarter of 2001, the Company recorded a pretax gain of approximately $3.8 million related to the receipt of shares from former management in excess of amounts required to be distributed. In addition, the Company recorded additional reserves of approximately $0.7 million related to unused office space in Columbus, Ohio subsequent to the administrative consolidation in 2000. See
Note 3 to the financial statements of Part I, Item 1 of this Form 10-Q.

     During 2000, as a result of the investigation into the Company's past accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters, the Company incurred financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $8.5 million for the three months ended June 30, 2000, were expensed when incurred by the Company. In addition, during the second quarter of 2000, the Company recorded a reserve and charge to expense of approximately $6.6 million, for costs associated with the closing of its administrative office in Columbus, Ohio.

     Operating income increased to $18.4 million in 2001 from $0.2 million in 2000. Operating income in both 2001 and 2000 were affected by other financial, legal, accounting, consolidation and transition items. Excluding other financial, legal, accounting, consolidation and transition items, operating income increased $0.1 million in 2001.

     Interest and other financing expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased to $31.3 million in 2001 from $28.0 million in 2000. This increase was due to the recording of an additional $4.9 million of expense to recognize the net liability to the Company of two derivative instruments which became ineffective in the quarter, in accordance with FAS 133. See Note 8 to the financial statements included in Part I, Item 1. of this Form 10-Q. This was offset in part by lower interest costs resulting from lower levels of outstanding debt and lower interest rates during the second quarter as compared to the prior year.

     Income tax benefit. The income tax benefit recorded in 2001 and 2000 was 30.0% and 32.1%, respectively, of the pretax loss.

Results of Operations Six Months Ended June 30

     The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the Statements of Operations bear to net sales.

                               AURORA FOODS INC.
                           STATEMENTS OF OPERATIONS
                       (Dollars and shares in thousands)
                                  (unaudited)

                                                                                   Six Months Ended June 30,
                                                                     ---------------------------------------------------
                                                                               2001                         2000
                                                                     ----------------------      -----------------------
Net sales........................................................... $  503,490       100.0%     $  496,729       100.0%
Cost of goods sold..................................................   (242,838)      (48.2)       (239,860)      (48.3)
                                                                     ----------    --------      ----------    --------
     Gross profit...................................................    260,652        51.8         256,869        51.7
                                                                     ----------    --------      ----------    --------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution.....................................    (58,429)      (11.6)        (59,077)      (11.9)
     Trade promotions...............................................    (91,815)      (18.2)        (96,207)      (19.4)
     Consumer marketing.............................................    (23,881)       (4.8)        (26,264)       (5.3)
                                                                     ----------    --------      ----------    --------
          Total brokerage, distribution and marketing expenses......   (174,125)      (34.6)       (181,548)      (36.6)
Amortization of goodwill and other intangibles......................    (22,523)       (4.5)        (21,480)       (4.3)
Selling, general and administrative expenses........................    (31,384)       (6.2)        (26,672)       (5.4)
Other financial, legal, accounting, consolidation and transition
     income (expense)..............................................       3,066         0.6         (26,022)       (5.2)
                                                                     ----------    --------      ----------    --------
          Total operating expenses..................................   (224,966)      (44.7)       (255,722)      (51.5)
                                                                     ----------    --------      ----------    --------
     Operating income...............................................     35,686         7.1           1,147         0.2
Interest expense, net...............................................    (58,232)      (11.6)        (51,547)      (10.4)
Amortization of deferred financing expense..........................     (1,734)       (0.3)         (1,443)       (0.3)
Other bank and financing expenses...................................        (74)       (0.0)           (188)       (0.0)
                                                                     ----------    --------      ----------    --------
     Loss before income taxes and cumulative effect of
          change in accounting......................................    (24,354)       (4.8)        (52,031)      (10.5)

Income tax benefit..................................................      7,599         1.5          16,649         3.4
                                                                     ----------    --------      ----------    --------
     Net loss before cumulative effect of change in accounting......    (16,755)       (3.3)        (35,382)       (7.1)
Cumulative effect of change in accounting, net of tax of $5,722.....          -           -         (12,161)       (2.5)
                                                                     ----------    --------      ----------    --------
     Net loss.......................................................    (16,755)       (3.3)        (47,543)       (9.6)
Preferred dividends.................................................       (615)       (0.1)              -           -
                                                                     ----------    --------      ----------    --------
     Net loss available to common stockholders...................... $  (17,370)       (3.4)%    $  (47,543)       (9.6)%
                                                                     ==========    ========      ==========    ========
Basic and diluted loss per share available to common stockholders:
     Loss before cumulative effect of change in accounting.......... $    (0.24)                 $    (0.53)
     Cumulative effect of change in accounting, net of tax..........          -                       (0.18)
                                                                     ----------                  ----------
     Net loss available to common stockholders...................... $    (0.24)                     $(0.71)
                                                                     ==========                  ==========
EBITDA (1).......................................................... $   71,620        14.2%     $   35,104         7.1%
                                                                     ==========    ========      ==========    ========
Adjusted EBITDA (2)................................................. $   68,554        13.6%     $   61,125        12.3%
                                                                     ==========    ========      ===========   ========

(1) EBITDA represents earnings before interest, taxes, depreciation and amortization and before the accounting change. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow willbe sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similar-titled measures of other companies.

(2) Adjusted EBITDA is defined as EBITDA plus other financial, legal, accounting, consolidation and transition (expense).

Net sales by operating segment for the six month periods ended June 30, 2001 and 2000 were as follows (in thousands):

                                              2001         2000
                                            --------     --------
                                                 (unaudited)
     Net sales:
         Retail...........................  $418,678     $417,311
         Food Service.....................    32,308       32,193
         Other............................    52,504       47,225
                                            --------     --------
               Total......................  $503,490     $496,729
                                            ========     ========


     Net sales increased $6.8 million or 1.4% to $503.5 million in 2001 from $496.7 million in 2000. In the retail segment, the overall sales increase was led by net sales gains in baking mixes and frosting with an increase of 10.6% over 2000, and Van de Kamp's(R) and Mrs. Paul's(R) seafood, with sales increasing 6.9% from the prior year. These increases were principally due to new product introductions and new consumer advertising and promotion. These gains were substantially offset in part by lower net sales of frozen and refrigerated bagels, due to consumption declines, and sales declines in syrups. Syrup sales in 2000 included a product introduction and heavy trade spending to drive volume. Significantly lower trade spending and couponing on syrups in 2001 reduced unit volumes, however, total product contribution increased. Food service sales volumes increased, but were offset by product and customer mix. Net sales to other distribution channels increased $5.3 million, principally due to product and customer mix.

     Gross profit increased $3.8 million to $260.7 million in 2001 from $256.9 million in the prior year. Total variable margin in the retail segment declined slightly due to the sales declines in bagels and syrups. These were offset by the volume increases in baking and seafood and lower levels of seafood discounts. However, slightly higher price discounts on baking mixes, in lieu of significant reductions in performance based trade promotion programs lowered overall gross profit. Gross profit was also favorably impacted by improved plant efficiencies and a one-time gain associated with the renegotiation of employee benefits at the West Seneca, New York facility, offset in part by increased consulting costs associated with obtaining the plant efficiencies and increased fixed manufacturing costs absorbed as a result of lower production levels required to generate significantly reduced inventory levels.

     Brokerage and distribution expenses decreased $0.6 million to $58.4 million in 2001 from $59.1 million in 2000. This decrease was primarily due to a reduction in retail brokerage expense, as a result of the Company's consolidation to a national retail broker in the second quarter of 2000. During the second quarter of 2001, this broker filed for bankruptcy and the business was absorbed by Acosta, which the Company selected as its new national retail broker. The change in brokers did cause some disruption on selected brands, but did not have a significant impact on overall results.

     Trade promotions expense decreased to $91.8 million in 2001 from $96.2 million in 2000. This decrease was primarily in the retail segment. Spending on retail baking mixes and frostings along with syrups was reduced from the prior year, as a result of better trade promotion planning, more efficient spending by tying multiple products into promotions and higher prior year syrup spending to support aggressive programs and new product introductions. This was offset in part by increased performance-based trade promotions on seafood to support sales during Lent, where lower levels of up-front discounts to customers, reflected in net sales and gross profit, were given in 2001.

     Consumer marketing expenses were $23.9 million in 2001 as compared to $26.3 million in 2000. This decrease was due to the higher levels of spending in 2000 on breakfast and syrup products to support product introduction and placement of coupons. These were offset in part by higher spending in 2001, principally for seafood and baking mixes and frosting, supporting the brands and new product introductions.

     Selling, general and administrative expenses increased to $31.4 million in 2001 from $26.7 million in 2000 primarily due to the increase in expenses for new product trials and consulting to support product, production and internal system initiatives along with increases in salaries, recruiting and relocation expenses required to properly staff the organization.

     Other financial, legal, accounting, consolidation and transition income (expense). During the second quarter of 2001, the Company recorded a pretax gain of approximately $3.8 million gain related to the receipt of shares from former management in excess of amounts required to be distributed. In addition, the Company recorded additional reserves of approximately $0.7 million related to unused office space in Columbus, Ohio subsequent to the administrative consolidation in 2000. See Note 3 to the financial statements of Part I, Item 1 of this Form 10-Q.

     During 2000, as a result of the investigation into the Company's past accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters, the Company incurred financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $18.1 million for the six months ended June 30, 2000, were expensed when incurred by the Company. In addition, during the second quarter of 2000, the Company recorded a reserve and charge to expense of approximately $6.6 million, for costs associated with the closing of its administrative office in Columbus, Ohio and incurred $1.4 million in transition expenses, primarily due to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represented one-time costs incurred to integrate acquired businesses and operations.

     Operating income increased to $35.7 million in 2001 from $1.1 million in 2000. Operating income in both 2001 and 2000 were affected other financial, legal, accounting, consolidation and transition items. Before giving effect to these items, operating income increased $5.5 million in 2001.

     Interest and other financing expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased to $60.0 million in 2001 from $53.2 million in 2000. The increase was due primarily to costs associated with the accounts receivable sale facility and with debt agreement amendments along with the recording of an additional $4.9 million of expense to recognize the net liability to the Company of two derivative instruments which became ineffective in the quarter, in accordance with FAS 133. See Note 8 to the financial statements included in
Part I, Item 1. of this Form 10-Q. This was offset in part by lower interest costs resulting from lower levels of outstanding debt and lower interest rates during the second quarter as compared to the prior year.

     Income tax benefit. The income tax benefit recorded in 2001 and 2000 was 31.2% and 32.0%, respectively, of the pretax loss.

     Cumulative effect of change in accounting. Effective January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. See Note 1 to the financial statements in Part I, Item 1 of this Form 10-Q.


Liquidity and Capital Resources

     For the six months ended June 30, 2001 the Company generated $37.2 million from operating activities compared to the six months ended June 30, 2000, when $32.0 million of cash was used in operations. The increase in cash provided in 2001 was primarily a result of the lower net loss incurred during the period, including a $29.1 million change in other financial, legal, accounting, consolidation and transition items from 2000 and a significant change in funds related to working capital changes. As of June 30, 2001, the Company had received a net $28.7 million from the sale of accounts receivable. The agreement to sell accounts receivable has been used to provide needed cash.

     Investing activities during the six months ended June 30, 2001 used $5.3 million for asset additions. The reduction in 2001 from amounts used for asset additions in 2000 results principally from the timing of capital projects during the year. In addition, 2000 included the use of cash to complete the 1999 purchase of Sea Coast Foods, Inc.

     During the six months ended June 30, 2001, financing activities used cash of $29.8 million primarily for debt repayments. In 2000, the Company repaid $11.5 million in principal on its senior secured term debt and borrowed $65.0 million on the revolving facility to fund its operations, capital expenditures, software and packaging design expenditures, and its repayment of borrowings.

     In February, 2001, the Company's senior secured debt agreement was amended to provide revised financial covenants for 2001, to affirm the ability of the Company to continue to sell up to $60 million of accounts receivable, to increase the interest rate spread on borrowings by 0.25% and to provide for a further increase in the interest rate spread of 0.25% if asset sale proceeds and related repayments of debt between February 1, 2001 and June 30, 2001 were less than $90 million. In addition, the accounts receivable sale facility was amended to extend the termination date to March 31, 2002 and effectively reduce the available facility to $46 million as of March 31, 2001 and $36 million as of December 31, 2001. As of June 30, 2001, the Company had $23.6 million available for borrowings under its revolving credit facility. Cash available under this facility fluctuates significantly on a daily basis. The Company did not complete any asset sales prior to June 30, 2001. As a result, the interest rate on its floating rate senior debt facility increased 0.25% on July 1, 2001, which will offset in part the benefit it has been receiving from the decline in interest rates during 2001.

     The Company is highly leveraged. At June 30, 2001, the Company had outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior debt based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is currently limited in its ability to pursue additional acquisitions.

     Management of the Company believes that cash generated from operations and cash available to the Company from the sale of accounts receivable and borrowings under the revolving credit agreement will be adequate in 2001 to fund its operating and capital expenditure requirements and its debt repayment obligations.

Impact of New Accounting Pronouncements

     In April, 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Although the Company has not yet quantified the impact of this change in accounting, management expects that adoption of this consensus will require that certain expenses, currently classified as trade promotion expense, will be required to be reclassified as reductions of net sales, with no effect on the reported amount of operating income. Adoption of the change will be required in financial statements issued by the Company in 2002, and prior periods' financial statements will be restated to conform with the new presentation.

     In late June 2001, the FASB approved the issuance of FAS 142, Goodwill and Other Intangible Assets which, for the Company, will be required as of January 1, 2002. Although the Company has not yet reviewed the statement in detail or quantified the impacts, management expects that the adoption of the new pronouncement will result in decreases in the ongoing amount of amortization of goodwill and other intangible assets reflected in the Company's statements of operations in future periods.

Interest Rate Collar Agreements

     At June 30, 2001, the Company was party to three interest rate swap agreements. The Company entered into these agreements as a means of managing its interest rate risk. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements to not be material. See Note 8 to the financial statements.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material. See Note 8 to the financial statements.

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

     On January 16, 2001 the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective. On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

     Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001 the Company entered into definitive agreements with certain members of former management to transfer to the Company between approximately 3 million and
3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of August 3, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices, some of which will be determined at later dates. However, members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

     Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting on June 5, 2001, shareholders voted for the election of all nominees for the Board of Directors and to approve the amendment of the 1998 Employee Stock Purchase Plan, which included increasing the shares available under the plan from 200,000 to 400,000 shares, as described in the Company's Proxy Statement for such meeting.

Vote tabulations were as follows:

Board of Directors

       Name                    For           Against          Withheld
------------------         ----------        -------          --------
Clive A. Apsey             52,794,691              -           76,859
David E. DeLeeuw           52,791,053              -           80,497
Charles J. Delaney         52,794,328              -           77,222
Richard C. Dresdale        52,794,528              -           77,022
Andrea Geisser             52,747,279              -          124,271
Peter Lamm                 52,792,078              -           79,472
George E. McCown           52,793,203              -           78,347
Ronald S. Orr              52,803,558              -           67,992
James T. Smith             52,775,926              -           95,624
Christopher T. Sortwell    52,771,097              -          100,453

Amendment of the 1998 Employee Stock Purchase Plan:

                               For           Against         Abstained
                           ----------        -------         ---------
                           52,696,327        151,420           23,803


                                       26

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
      -------
       Number                 Exhibit
       ------                 -------

       10.44 Collective Bargaining Agreement between Aurora Foods Inc. and the Bakery, Confectionery, Tobacco Workers & Grain Millers' International Union of America, Local 429, dated January 12, 2001.

(b) Reports on Form 8-K

Date Filed

April 23, 2001  Press release dated April 23, 2001 with respect to results for the first quarter ended March 31, 2001.

May 14, 2001    Press release dated May 11, 2001 announcing that the U.S.
                District Court in the Northern District of California confirmed the settlement of all class action and derivative suits brought against the Company relating to the earnings restatements announced in February 2000.

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


                                       AURORA FOODS INC.


                                       By:    /s/ Christopher T. Sortwell
                                              ---------------------------

                                              Christopher T. Sortwell
                                              Chief Financial Officer
                                              (Duly Authorized Officer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer)


Date: August 13, 2001

                                 EXHIBIT INDEX

          Exhibit
          -------
          Number                 Exhibit
          ------                 -------

          10.44 Collective Bargaining Agreement between Aurora Foods Inc. and the Bakery, Confectionery, Tobacco Workers & Grain Millers' International Union of America, Local 429, dated January 12, 2001.