Form 10-Q
period 2001-09-30
AURORA FOODS INC /DE/
filed 2001-11-13
CIK 1060024

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________

                        Commission file number 001-14255
                          ----------------------------

                                AURORA FOODS INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                  94-3303521
              --------                                  ----------
   (State or Other Jurisdiction of           (IRS Employer Identification No.)
    Incorporation or Organization)

                    11432 Lackland Road, St. Louis, MO 63146
           (Address of Principal Executive Office, Including Zip Code)

                                 (314) 801-2300
              (Registrant's Telephone Number, Including Area Code)
                          ----------------------------

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


                                                                     Shares Outstanding
                                                                      November 2, 2001
                                                                     ------------------
     Common stock, $0.01 par value..................................    71,610,091

     The number of shares outstanding as of November 2, 2001 reflects the initial share transfers to and from the Company in connection with the settlement, as described in Note 6 to the financial statements included herein.



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

See pages 3 through 14.

                                AURORA FOODS INC.
                                 BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                                         September 30,      December 31,
                                                                                              2001              2000
                                                                                         -------------      ------------
                                      ASSETS                                               (unaudited)
                                      ------
Current assets:
     Cash and cash equivalents ........................................................   $     3,260        $       525
     Accounts receivable, net of $538 and $725 allowance, respectively ................        85,641            121,193
     Accounts receivable sold .........................................................       (35,029)           (38,565)
     Inventories ......................................................................        97,322            104,319
     Prepaid expenses and other assets ................................................        10,792              6,496
     Current deferred tax assets ......................................................        18,110             17,133
                                                                                          -----------        -----------
         Total current assets .........................................................       180,096            211,101

     Property, plant and equipment, net ...............................................       232,539            239,107
     Deferred tax asset ...............................................................        50,678             40,045
     Goodwill and other intangible assets, net ........................................     1,239,496          1,268,942
     Other assets .....................................................................        31,257             35,091
                                                                                          -----------        -----------
         Total assets .................................................................   $ 1,734,066        $ 1,794,286
                                                                                          ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Current portion of senior secured term debt ......................................   $    35,512        $    32,926
     Accounts payable .................................................................        79,174             50,456
     Accrued liabilities ..............................................................        66,264             87,840
                                                                                          -----------        -----------
         Total current liabilities ....................................................       180,950            171,222

     Senior secured term debt .........................................................       483,498            510,665
     Senior secured revolving debt facility ...........................................       140,000            160,000
     Senior subordinated notes ........................................................       401,663            401,837
     Capital lease obligation .........................................................         1,859                 --
     Other liabilities ................................................................        19,127              5,848
                                                                                          -----------        -----------
         Total liabilities ............................................................     1,227,097          1,249,572
                                                                                          -----------        -----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a
         liquidation preference value of $15,915 ......................................            37                 37
     Common stock, $0.01 par value; 250,000,000 shares authorized; 74,196,132
         and 74,123,682 shares issued, respectively ...................................           742                741
     Paid-in capital ..................................................................       685,359            685,091
     Treasury Stock ...................................................................       (13,266)                --
     Promissory notes .................................................................           (57)              (227)
     Accumulated deficit ..............................................................      (161,822)          (140,928)
     Accumulated other comprehensive loss .............................................        (4,024)                --
                                                                                          -----------        -----------
         Total stockholders' equity ...................................................       506,969            544,714
                                                                                          -----------        -----------
         Total liabilities and stockholders' equity ...................................   $ 1,734,066        $ 1,794,286
                                                                                          ===========        ===========

                       See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                    Three Months Ended September 30,
                                                                                    --------------------------------
                                                                                         2001              2000
                                                                                      ---------         ---------
Net sales .......................................................................     $ 242,718         $ 227,722
Cost of goods sold ..............................................................      (114,309)         (117,326)
                                                                                      ---------         ---------
      Gross profit ..............................................................       128,409           110,396
                                                                                      ---------         ---------
Brokerage, distribution and marketing expenses:

      Brokerage and distribution ................................................       (26,587)          (26,517)
      Trade promotions ..........................................................       (41,880)          (30,181)
      Consumer marketing ........................................................        (6,156)           (5,682)
                                                                                      ---------         ---------
           Total brokerage, distribution and marketing expenses .................       (74,623)          (62,380)
Amortization of goodwill and other intangibles ..................................       (10,896)          (10,663)
Selling, general and administrative expenses ....................................       (14,454)          (10,165)
Other financial, legal, accounting, consolidation and transition
      income (expense) ..........................................................            --           (23,925)
                                                                                      ---------         ---------
           Total operating expenses .............................................       (99,973)         (107,133)
                                                                                      ---------         ---------
      Operating income ..........................................................        28,436             3,263
Interest expense, net ...........................................................       (25,896)          (29,579)
Adjustment to value of derivatives ..............................................        (6,386)               --
Amortization of deferred financing expense ......................................          (867)             (735)
Other bank and financing expenses ...............................................           (38)             (100)
                                                                                      ---------         ---------
      Loss before income taxes ..................................................        (4,751)          (27,151)
Income tax benefit ..............................................................         1,545            11,857
                                                                                      ---------         ---------
      Net loss ..................................................................        (3,206)          (15,294)
Preferred dividends .............................................................          (318)              (33)
                                                                                      ---------         ---------
      Net loss available to common stockholders .................................     $  (3,524)        $ (15,327)
                                                                                      =========         =========
Basic and diluted loss per share available to common stockholders ...............     $   (0.05)        $   (0.22)
                                                                                      =========         =========
Weighted average number of shares outstanding ...................................        71,610            67,925
                                                                                      =========         =========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                                2001              2000
                                                                                           -------------------------------
Net sales .............................................................................      $ 746,208         $ 724,451
Cost of goods sold ....................................................................       (357,147)         (357,186)
                                                                                             ---------         ---------
      Gross profit ....................................................................        389,061           367,265
                                                                                             ---------         ---------
Brokerage, distribution and marketing expenses:

      Brokerage and distribution ......................................................        (85,016)          (85,594)
      Trade promotions ................................................................       (133,695)         (126,388)
      Consumer marketing ..............................................................        (30,037)          (31,946)
                                                                                             ---------         ---------
           Total brokerage, distribution and marketing expenses .......................       (248,748)         (243,928)
Amortization of goodwill and other intangibles ........................................        (33,419)          (32,143)
Selling, general and administrative expenses ..........................................        (45,838)          (36,837)
Other financial, legal, accounting, consolidation and transition
        income (expense) ..............................................................          3,066           (49,947)
                                                                                             ---------         ---------
           Total operating expenses ...................................................       (324,939)         (362,855)
                                                                                             ---------         ---------
      Operating income ................................................................         64,122             4,410
Interest expense, net .................................................................        (79,227)          (81,126)
Adjustment to value of derivatives ....................................................        (11,287)               --
Amortization of deferred financing expense ............................................         (2,601)           (2,178)
Other bank and financing expenses .....................................................           (112)             (288)
                                                                                             ---------         ---------
      Loss before income taxes and cumulative effect of change in accounting ..........        (29,105)          (79,182)
Income tax benefit ....................................................................          9,144            28,506
                                                                                             ---------         ---------
      Net loss before cumulative effect of change in accounting .......................        (19,961)          (50,676)
Cumulative effect of change in accounting, net of tax of $5,722 .......................             --           (12,161)
                                                                                             ---------         ---------
      Net loss ........................................................................        (19,961)          (62,837)
Preferred dividends ...................................................................           (933)              (33)
                                                                                             ---------         ---------
      Net loss available to common stockholders .......................................      $ (20,894)        $ (62,870)
                                                                                             =========         =========
Basic and diluted loss per share available to common stockholders:

      Loss before cumulative effect of change in accounting ...........................      $   (0.29)        $   (0.75)
      Cumulative effect of change in accounting, net of tax ...........................             --             (0.18)
                                                                                             ---------         ---------
      Net loss available to common stockholders .......................................      $   (0.29)        $   (0.93)
                                                                                             =========         =========
Weighted average number of shares outstanding .........................................         72,794            67,344
                                                                                             =========         =========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                               Additional
                                                        Preferred    Common     Paid-in    Promissory    Treasury   Accumulated
                                                          Stock       Stock     Capital       Notes        Stock       Deficit
                                                        ---------   ---------  ----------  ----------    --------   -----------
Balance at December 31, 2000 ........................   $      37   $     741  $  685,091  $     (227)         --   $  (140,928)

Receipt of shares from former management ............          --          --          --          --     (15,653)           --

Distribution of shares to shareholder class..........          --          --         113          --       2,387            --

Employee stock purchases ............................          --           1         152          --          --            --

Restricted stock awards .............................          --          --           3          --          --            --

Net loss ............................................          --          --          --          --          --       (19,961)

Cumulative preferred dividends ......................          --          --          --          --          --          (933)

Payment on officer promissory notes .................          --          --          --         170          --            --

Adoption of FAS 133 .................................          --          --          --          --          --            --

Net deferred hedging loss ...........................          --          --          --          --          --            --
                                                        ---------   ---------   ---------  ----------    --------   -----------

Balance at September 30, 2001 .......................   $      37   $     742   $ 685,359  $      (57)   $(13,266)  $  (161,822)
                                                        =========   =========   =========  ==========    ========   ===========

                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                                            Loss             Total
                                                        -------------      ---------
Balance at December 31, 2000 ........................   $          --      $ 544,714

Receipt of shares from former management ............              --        (15,653)

Distribution of shares to shareholder class .........              --          2,500

Employee stock purchases ............................              --            153

Restricted stock awards .............................              --              3

Net loss ............................................              --        (19,961)

Cumulative preferred dividends ......................              --           (933)

Payment on officer promissory notes .................              --            170

Adoption of FAS 133 .................................          (2,277)        (2,277)

Net deferred hedging loss ...........................          (1,747)        (1,747)
                                                        -------------      ---------

Balance at September 30, 2001 .......................   $      (4,024)     $ 506,969
                                                        =============      =========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                ------------------------------------
                                                                                      2001                2000
                                                                                ----------------   -----------------
Cash flows from operations:
      Net loss ..............................................................   $        (19,961)  $         (62,837)
      Adjustments to reconcile net loss to net cash from operations:
           Depreciation and amortization ....................................             56,513              52,807
           Deferred income taxes ............................................             (9,144)            (28,506)
           Recognition of loss on derivatives, net ..........................             10,265                  --
           Receipt of shares from former management .........................            (15,654)                 --
           Recognition of liability to shareholder class ....................             10,000                  --
           Non-cash other financial, legal and accounting expense ...........                 --              17,130
           Non-cash restructuring cost ......................................                 --               3,050
           Cumulative effect of change in accounting, net of tax ............                 --              12,161
           Net loss (gain) on sale of fixed assets and other, net ...........                261                (303)
           Changes in operating assets and liabilities:
                Accounts receivable .........................................             35,552             (19,916)
                Accounts receivable sold ....................................             (3,535)             37,591
                Inventories .................................................              6,996              11,210
                Prepaid expenses and other current assets ...................             (4,196)             12,183
                Accounts payable ............................................             27,786             (36,821)
                Accrued expenses ............................................            (28,820)            (35,417)
                Other non-current liabilities ...............................             (4,615)             (1,338)
                                                                                ----------------   -----------------
Net cash provided by (used in) operations ...................................             61,448             (39,006)
                                                                                ----------------   -----------------
Cash flows from investing activities:
      Asset additions .......................................................            (14,408)            (12,285)
      Proceeds from asset sales .............................................                 66               1,175
      Payment for acquisition of businesses .................................                 --              (7,984)
                                                                                ----------------   -----------------
Net cash used for investment activities .....................................            (14,342)            (19,094)
                                                                                ----------------   -----------------
Cash flows from financing activities:
      Senior secured revolving (repayments) borrowings, net .................            (20,000)             65,000
      Repayment of borrowings ...............................................            (24,694)            (19,749)
      Issuance of preferred stock ...........................................                 --              15,000
      Capital contributions and payments on officer promissory notes ........                323                 262
      Debt issuance and equity offering costs ...............................                 --                (132)
                                                                                ----------------   -----------------
Net cash (used for) provided by financing activities ........................            (44,371)             60,381
                                                                                ----------------   -----------------
Increase in cash and cash equivalents .......................................              2,735               2,281
Cash and cash equivalents, beginning of period ..............................                525                 315
                                                                                ----------------   -----------------
Cash and cash equivalents, end of period ....................................   $          3,260   $           2,596
                                                                                ================   =================

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2001

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

The Company

          The Company has acquired premium, well recognized brands with strong brand equity that had been undermarketed, undermanaged, non-core businesses to their former corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they need to thrive. The Company's goal is to then sustain the growth of the brands with high levels of marketing support directed towards increased advertising, consumer promotions, new products, packaging improvements and new packaging. Each of the Company's brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in the following three industry segments: retail, food service and other distribution channels. The Company's products are sold nationwide, primarily through food brokers to supermarkets, wholesale and retail grocery accounts and other retail channels, as well as food service distribution channels (restaurant chains, business/industry and schools) and club store, private label and military customers. Distribution is either directly to the customer or through independent wholesalers and distributors.

          During the third quarter of 2001, the Company relocated its corporate offices to 11432 Lackland Road, St. Louis, Missouri 63146. The new facility has been leased pursuant to a ten year operating lease agreement. In addition, the Company has leased additional dedicated space for its product development center nearby. The product development facility has been leased pursuant to a ten year lease which has been treated as a capital lease for accounting and reporting purposes.

Accounting Change

          Effective January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies in 2002, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed and the Company has sold the products on which they will be redeemed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to net sales in the accompanying statement of operations.

          As a result of this change in accounting in first quarter 2000, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 was recognized as an expense in the Statement of Operations for the three months ended March 31, 2000.

Impact of New Accounting Pronouncements

          In April, 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Although the Company has not yet quantified the impact of this change in accounting, management expects that adoption of this consensus will require that certain expenses, currently classified as trade promotion expense, will be required to be reclassified as reductions of net sales, with no effect on the reported amount of operating income. Adoption of the change will be required in financial statements issued by the Company for 2002, and prior periods' financial statements will be restated to conform with the new presentation.

          In late June 2001, the FASB approved the issuance of FAS 142, Goodwill and Other Intangible Assets which, for the Company, will be required to be adopted as of January 1, 2002. Although the Company has not yet quantified the impacts, management expects that the adoption of the new pronouncement will result in decreases in the ongoing amount of amortization of goodwill and other intangible assets reflected in the Company's statements of operations in future periods.

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands):

                                                                          September 30,        December 31,
                                                                              2001                 2000
                                                                         --------------        ------------
                                                                           (unaudited)
        Raw materials............................................              $21,806             $ 28,764
        Work in process..........................................                  408                  299
        Finished goods...........................................               67,413               66,787
        Packaging and other supplies.............................                7,695                8,469
                                                                         -------------         ------------
                                                                               $97,322             $104,319
                                                                         =============         ============


NOTE 3 - OTHER FINANCIAL, LEGAL, ACCOUNTING, CONSOLIDATION AND TRANSITION INCOME (EXPENSE)

          During the second quarter of 2001, in connection with the settlement of the securities class action and derivative lawsuits, as more fully described in Note 6, the Company received 3,051,303 shares, valued at $15.7 million, of the Company's common stock from former management. These shares served as a partial recovery of losses and were recorded as Treasury Stock at an amount equal to the market value of the shares of $5.13 per share at the date the settlement was confirmed by the court. In addition, the Company recorded a liability for the value of the shares required to be distributed to members of the shareholder class in the amount of $10.0 million and recorded accruals of $1.9 million for estimated remaining costs to be incurred to complete all of the Company's obligations under terms of the settlement agreements. As a result, a pretax net gain of approximately $3.8 million was recorded and is reflected as other financial legal and accounting income in the accompanying Statement of Operations. During May 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement.

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

          The common stock issued in connection with the consent solicitation noted above was valued by the Company at the closing market price on September 20, 2000, less a 12.5% discount to reflect that the shares are subject to transfer restrictions under the securities laws. The total increase to common stock and paid-in-capital of $21,130,000 was allocated to other assets as deferred financing costs ($4 million), with the balance ($17.1 million) recorded as other financial, legal and accounting expense in the accompanying Statement of Operations.

          Also during the third quarter of 2000, the Company issued to certain investors affiliated with current shareholders, in exchange for $15 million, 3,750,000 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock"), as part of the agreement with the senior subordinated noteholders.

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

          As none of the outstanding stock options and convertible preferred stock have a potentially dilutive effect for the three and nine month periods ended September 30, 2001 or 2000, the loss amounts and the weighted average shares outstanding contained in the Statements of Operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

          The number of shares of common stock outstanding and the transactions during the nine month period ended September 30, 2001 were as follows:

                                                                          Common
                                                                           Stock         Treasury            Net
                                                                           Issued          Stock          Outstanding
                                                                       ------------    ------------      -------------
        Shares at December 31, 2000............................         74,123,682               -        74,123,682

        Receipt of shares from former management...............                  -      (3,051,383)       (3,051,383)

        Distribution of shares to shareholder class............                  -         465,342           465,342

        Employee stock purchases...............................             71,750               -            71,750

        Restricted stock awards to employees...................                700               -               700
                                                                       -----------     -----------       -----------

        Shares at September 30, 2001...........................         74,196,132      (2,586,041)       71,610,091
                                                                       ===========     ===========       ===========

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

         The following table presents a summary of operations by segment (in thousands):

                                                            Three months ended September 30,     Nine months ended September 30,
                                                            --------------------------------     -------------------------------
                                                              2001                   2000          2001                  2000
                                                            ---------              ---------     ---------             ---------
Net sales:                                                                                (unaudited)
     Retail ............................................    $ 195,479              $ 188,709     $ 614,181             $ 606,020
     Food Service ......................................       19,123                 16,887        51,431                49,080
     Other .............................................       28,116                 22,126        80,596                69,351
                                                            ---------              ---------     ---------             ---------
         Total .........................................    $ 242,718              $ 227,722     $ 746,208             $ 724,451
                                                            =========              =========     =========             =========

Segment contribution and operating income:
     Retail ............................................    $  52,986              $  55,025     $ 150,854             $ 143,262
     Food Service ......................................        7,371                  5,520        18,077                16,427
     Other .............................................        8,162                  5,969        22,705                19,964
                                                            ---------              ---------     ---------             ---------
         Segment contribution ..........................       68,519                 66,514       191,636               179,653
     Fixed manufacturing costs .........................      (14,733)               (18,498)      (51,323)              (56,316)
     Amortization of goodwill and other intangibles ....      (10,896)               (10,663)      (33,419)              (32,143)
     Selling, general and administrative expenses ......      (14,454)               (10,165)      (45,838)              (36,837)
     Other financial, legal, accounting, consolidation .
        and transition income (expense) ................           --                (23,925)        3,066               (49,947)
                                                            ---------              ---------     ---------             ---------
         Operating income ..............................    $  28,436              $   3,263     $  64,122             $   4,410
                                                            =========              =========     =========             =========

The following supplemental information provides net sales by product line across all segments (in thousands):

                                                 Three months ended September 30,      Nine months ended September 30,
                                                ----------------------------------   -----------------------------------
                                                    2001                 2000                2001               2000
                                                ------------         -------------   -------------         -------------
                                                                               (unaudited)
      Seafood............................       $     37,002         $      35,362   $     161,959         $     151,427
      Baking mixes and frostings.........             65,543                55,748         175,948               155,380
      Bagels.............................             38,552                42,964         114,491               129,560
      Syrup and Mixes....................             33,803                30,770          99,177                97,794
      Breakfast products.................             31,220                29,741          88,917                86,572
      All other..........................             36,598                33,137         105,716               103,718
                                                ------------         -------------   -------------         -------------
          Totals.........................       $    242,718         $     227,722   $     746,208         $     724,451
                                                ============         =============   =============         =============

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

         Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and 3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of November 2, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices, some of which will be determined at later dates. However, members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

         Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date. As of November 2, 2001, the Company expects that the stock received or to be received from former management will be sufficient to satisfy the Company's obligation without issuing additional shares.

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

     During the quarter ended June 30, 2001, one of the Company's cash flow hedges and the Company's fair value hedge became ineffective, following the significant reductions in interest rates from which the Company otherwise benefits due to variable interest rates on its senior secured debt. As a result, on June 30, 2001 the Company recorded an additional charge of approximately $4.9 million representing the net previously deferred expense and additional liability arising during the second quarter of 2001, associated with these two derivatives.

     During the third quarter of 2001, the continual decline in interest rates, from which the Company otherwise benefits, had the impact of increasing the Company's liability on its effective and ineffective hedging arrangements. As a result, on September 30, 2001, the Company recorded an additional charge to expense of $6.4 million to recognize the increase in the liability of its ineffective hedges as required by FAS 133.

     The Company also deferred through other comprehensive income an additional $2.3 million of increased liability on its effective cash flow hedge. At September 30, 2001, the liability related its derivative instruments reflected in other liabilities on the accompanying balance sheet totaled $16.8 million.

Cash Flow Hedge

     At September 30, 2001, the Company used an interest-rate swap to convert a portion of its variable-rate debt to fixed rates to comply with provisions of its senior lending agreement.

     As of September 30, 2001, the Company had deferred hedging losses in accumulated other comprehensive income on designated cash flow hedges of $4.0 million, which is net of tax of $2.5 million.

NOTE 9 - OTHER COMPREHENSIVE LOSS

         The components of total comprehensive loss for the three and nine month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                                  Three months ended September 30,   Nine months ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                        2001             2000               2001             2000
                                                                     ---------         --------           --------         --------
                                                                                               (unaudited)
Net Loss .......................................................     $  (3,206)        $(15,294)          $(19,961)        $(62,837)
                                                                     ---------         --------           --------         --------

Other comprehensive income (loss), net of tax:

     Adoption of FAS 133 for hedging activities ................            --               --             (2,277)              --
     Loss deferred on qualifying cash flow hedges ..............        (2,315)              --             (3,423)              --
     Reclassification adjustment for cash flow
          hedging losses realized in net loss ..................           532               --              1,676               --
                                                                     ---------         --------           --------         --------

Total other comprehensive (loss) ...............................        (1,783)              --             (4,024)              --
                                                                     ---------         --------           --------         --------

     Total comprehensive loss ..................................     $  (4,989)        $(15,294)          $(23,985)        $(62,837)
                                                                     =========         ========           ========         ========

NOTE 10 - DEBT

         During the third quarter of 2001, the Company's senior secured debt agreement was amended to provide that for third quarter covenant purposes, the proceeds from an asset sale anticipated to occur in October would be applied as if it had occurred in the third quarter. In the event that the asset sale did not occur, the lending agreement was further amended to reset the senior leverage covenant, in return for a contingent fee, in the event that the Company would not otherwise have met its senior leverage covenant. The asset sale did not occur and the amendment was necessary to keep the company within the senior leverage covenant. Consequently, the Company paid a $428,000 fee in October to reset the third quarter covenant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 2000.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and notes to the financial statements in Item 1 included herein. Unless otherwise noted, years (2001 and 2000) in this discussion refer to the Company's three and nine month periods ending on September 30, respectively.

Results of Operations for the Three Months Ended September 30

     The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the Statements of Operations bear to net sales.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                        (Dollars and shares in thousands)
                                  (unaudited)

                                                                                           Three Months Ended September 30,
                                                                                ----------------------------------------------------
                                                                                         2001                       2000
                                                                                -------------------------   ------------------------
Net sales ....................................................................  $  242,718        100.0 %     227,722      100.0 %
Cost of goods sold ...........................................................    (114,309)       (47.1)     (117,326)     (51.5)
                                                                                ----------       ------     ---------      -----
     Gross profit ............................................................     128,409         52.9       110,396       48.5
                                                                                ----------       ------     ---------      -----
Brokerage, distribution and marketing expenses:
     Brokerage and distribution ..............................................     (26,587)       (11.0)      (26,517)     (11.6)
     Trade promotions ........................................................     (41,880)       (17.2)      (30,181)     (13.3)
     Consumer marketing ......................................................      (6,156)        (2.5)       (5,682)      (2.5)
                                                                                ----------       ------     ---------      -----
         Total brokerage, distribution and marketing expenses ................     (74,623)       (30.7)      (62,380)     (27.4)
Amortization of goodwill and other intangibles ...............................     (10,896)        (4.5)      (10,663)      (4.7)
Selling, general and administrative expenses .................................     (14,454)        (6.0)      (10,165)      (4.5)
Other financial, legal, accounting, consolidation and transition                        --           --
 income (expense) ............................................................          --           --       (23,925)     (10.5)
                                                                                ----------       ------     ---------      -----
         Total operating expenses ............................................     (99,973)       (41.2)     (107,133)     (47.1)
                                                                                ----------       ------     ---------      -----
     Operating income ........................................................      28,436         11.7         3,263        1.4
Interest expense, net ........................................................     (25,896)       (10.7)      (29,579)     (13.0)
Adjustment of value of derivatives ...........................................      (6,386)        (2.6)           --         --
Amortization of deferred financing expense ...................................        (867)        (0.4)         (735)      (0.3)
Other bank and financing expenses ............................................         (38)        (0.0)         (100)      (0.0)
                                                                                ----------       ------     ---------      -----
     Loss before income taxes ................................................      (4,751)        (2.0)      (27,151)     (11.9)
Income tax benefit ...........................................................       1,545          0.7        11,857        5.2
                                                                                ----------       ------     ---------      -----
     Net loss ................................................................      (3,206)        (1.3)      (15,294)      (6.7)
Preferred dividends ..........................................................        (318)        (0.2)          (33)      (0.0)
                                                                                ----------       ------     ---------      -----
     Net loss available to common stockholders ...............................  $   (3,524)        (1.5)%   $ (15,327)      (6.7)%
                                                                                ==========        =====     =========      =====

Basic and diluted loss per share available to common stockholders ............  $    (0.05)                 $   (0.22)
                                                                                ==========                  =========

EBITDA (1) ...................................................................  $   46,588         19.2 %   $  19,999        8.8 %
                                                                                ==========       ======     =========      =====

Adjusted EBITDA (2) ..........................................................  $   46,588         19.2 %   $  43,925       19.3 %
                                                                                ==========       ======     =========      =====


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

(2) Adjusted EBITDA is defined as EBITDA plus other financial, legal, accounting, consolidation and transition income (expense).

         The Company manages its business in three operating segments, the retail, food service and other distribution channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Net sales by operating segment for the three month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                       2001           2000
                                                  -------------   -------------
        Net sales:                                          (unaudited)
             Retail...........................     $ 195,479       $ 188,709
             Food Service.....................        19,123          16,887
             Other............................        28,116          22,126
                                                  -------------   -------------
                  Total.......................     $ 242,718       $ 227,722
                                                  =============   =============

     Net sales increased $15.0 million or 6.6% to $242.7 million in 2001 from $227.7 million in 2000. Overall retail net sales in 2001 increased 3.6% from the prior year period, with net sales gains in five of the Company's seven product lines due to increased volume and lower coupon costs. In the retail segment, the overall net sales increase was led by gains in baking mixes and frosting with an increase of 12.6% over 2000. These increases were principally due to strong cake mix sales and frosting and brownie product introductions, along with better trade promotion planning, better sales execution and more efficient spending by tying multiple products into promotions. These gains were offset in part primarily by lower net sales of frozen and refrigerated bagels, due to consumption declines. Net sales also grew strongly in the Food Service and the other distribution channels segments due to continued unit volume sales gains.

     Gross profit increased $18.0 million to $128.4 million in 2001 from $110.4 million in the prior year, primarily due to the sales volume increase. Total variable margin was negatively impacted by segment mix, with a higher percentage of total sales in the current year quarter being to the lower than average margin food service and other channels segments. Gross profit was also favorably impacted as a result of generally favorable plant operating efficiencies, favorable overhead absorption relative to the prior year and the termination of an unfavorable contract production arrangement.

     Brokerage and distribution expenses increased slightly to $26.6 million in 2001 from $26.5 million in 2000. Efficiencies in freight and warehousing costs largely offset increased costs associated with the higher sales volumes.

     Trade promotions expense increased $11.7 million to $41.9 million in 2001 from $30.2 million in 2000. This increase was principally in the retail segment, where additional performance based trade spending was used to help drive additional volume and gross margin, as compared to the prior year when trade promotion spending was at relatively low levels.

     Consumer marketing expenses increased $0.5 million to $6.2 million in 2001 as compared to $5.7 million in 2000, in line with the increase in sales.

     Selling, general and administrative expenses increased to $14.5 million in 2001 from $10.2 million in 2000 primarily due to increases in performance related compensation costs, the number of corporate employees, generally higher levels of employee benefit costs and higher legal expenses.

     Other financial, legal, accounting, consolidation and transition income (expense). During 2000, as a result of the investigation into the Company's past accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters, the Company incurred financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $23.2 million for the three months ended September 30, 2000, were expensed when incurred by the Company and included a non-cash $17.1 million charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt, as discussed in Note 3 to the financial statements in Part I, Item 1 of this Form 10-Q.

     Operating income increased to $28.4 million in 2001 from $3.3 million in 2000. The retail segment contribution declined $2.0 million or 3.7% principally due to the increased trade promotion spending that was used to help drive additional volume and gross margin, as compared to the prior year when this spending was at relatively low levels. Operating income in 2000 was affected by other financial, legal, accounting, consolidation and transition items. Excluding other financial, legal, accounting, consolidation and transition items, operating income increased $1.2 million in 2001.

     Interest and other financing expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased to $33.2 million in 2001 from $30.4 million in 2000. This increase was due to recording an additional $6.4 million of expense in 2001 to recognize the net liability to the Company of two derivative instruments which were not effective as hedges as required by FAS 133. See Note 8 to the financial statements included in Part I, Item 1 of this Form 10-Q. This was offset in part by lower interest costs resulting from lower levels of outstanding debt and lower interest rates during the period as compared to the prior year.

     Income tax benefit. The income tax benefit recorded in 2001 and 2000 was 32.5% and 43.7%, respectively, of the pretax loss. The higher rate in 2000 reflected an adjustment during the quarter to bring the year-to-date effective rate to the anticipated annual rate of 36%.

Results of Operations for the Nine Months Ended September 30

     The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the Statements of Operations bear to net sales.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                        (Dollars and shares in thousands)
                                  (unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                   -------------------------------------------------
                                                                                            2001                      2000
                                                                                   ------------------------   ----------------------
Net sales ......................................................................    $ 746,208      100.0 %     $ 724,451     100.0 %
Cost of goods sold .............................................................     (357,147)     (47.9)       (357,186)    (49.3)
                                                                                    ---------     ------       ---------    ------
     Gross profit ..............................................................      389,061       52.1         367,265      50.7
                                                                                    ---------     ------       ---------    ------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution ................................................      (85,016)     (11.4)        (85,594)    (11.8)
     Trade promotions ..........................................................     (133,695)     (17.9)       (126,388)    (17.4)
     Consumer marketing ........................................................      (30,037)      (4.0)        (31,946)     (4.5)
                                                                                    ---------     ------       ---------    ------
         Total brokerage, distribution and marketing expenses ..................     (248,748)     (33.3)       (243,928)    (33.7)
Amortization of goodwill and other intangibles .................................      (33,419)      (4.5)        (32,143)     (4.4)
Selling, general and administrative expenses ...................................      (45,838)      (6.1)        (36,837)     (5.1)
Other financial, legal, accounting, consolidation and transition                        3,066        0.4
  income (expense) .............................................................           --         --         (49,947)     (6.9)
                                                                                    ---------     ------       ---------    ------
         Total operating expenses ..............................................     (324,939)     (43.5)       (362,855)    (50.1)
                                                                                    ---------     ------       ---------    ------
     Operating income ..........................................................       64,122        8.6           4,410       0.6
Interest expense, net ..........................................................      (79,227)     (10.6)        (81,126)    (11.2)
Adjustment of value of derivatives .............................................      (11,287)      (1.5)             --        --
Amortization of deferred financing expense .....................................       (2,601)      (0.4)         (2,178)     (0.3)
Other bank and financing expenses ..............................................         (112)      (0.0)           (288)     (0.0)
                                                                                    ---------     ------       ---------    ------
     Loss before income taxes and cumulative effect of
          change in accounting .................................................      (29,105)      (3.9)        (79,182)    (10.9)
Income tax benefit .............................................................        9,144        1.2          28,506       3.9
                                                                                    ---------     ------        ---------   ------
     Net loss before cumulative effect of change in accounting .................      (19,961)      (2.7)        (50,676)     (7.0)
Cumulative effect of change in accounting, net of tax of $5,722 ................           --         --         (12,161)     (1.7)
                                                                                    ---------     ------       ---------    ------
     Net loss ..................................................................      (19,961)      (2.7)        (62,837)     (8.7)
Preferred dividends ............................................................         (933)      (0.1)            (33)     (0.0)
                                                                                    ---------     ------       ---------    ------
     Net loss available to common stockholders .................................    $ (20,894)      (2.8)%     $ (62,870)     (8.7)%
                                                                                    =========     ======       =========    ======
Basic and diluted loss per share available to common stockholders:
     Loss before cumulative effect of change in accounting .....................    $   (0.29)                 $   (0.75)
     Cumulative effect of change in accounting, net of tax .....................           --                      (0.18)
                                                                                    ---------                  ---------
     Net loss available to common stockholders .................................    $   (0.29)                 $   (0.93)
                                                                                    =========                  =========

EBITDA (1) .....................................................................    $ 118,208       15.8 %     $  55,103       7.6 %
                                                                                    =========     ======       =========    ======

Adjusted EBITDA (2) ............................................................    $ 115,142       15.4 %     $ 105,050      14.5 %
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

(2) Adjusted EBITDA is defined as EBITDA plus other financial, legal, accounting, consolidation and transition (expense).

Net sales by operating segment for the nine month periods ended September 30, 2001 and 2000 were as follows (in thousands):

                                                        2001            2000
                                                   -------------   -------------
         Net sales:                                          (unaudited)
              Retail.............................  $   614,181     $   606,020
              Food Service.......................       51,431          49,080
              Other..............................       80,596          69,351
                                                   -------------   -------------
                   Total.........................  $   746,208     $   724,451
                                                   =============   =============

     Net sales increased $21.8 million or 3.0% to $746.2 million in 2001 from $724.5 million in 2000 due to volume increases and lower coupon costs. In the retail segment, the overall sales increase was led by net sales gains in baking mixes and frosting with an increase of 11.3% over 2000, and Van de Kamp's(R) and Mrs. Paul's(R) seafood, with sales increasing 6.8% from the prior year. These increases were principally due to better trade promotion planning and execution, new product introductions and new consumer advertising and promotion. These gains were offset in part by lower net sales of frozen and refrigerated bagels, due to consumption declines, and a slight decline in syrup sales. Syrup sales in 2000 included a product introduction and heavy trade spending to drive volume. Significantly lower trade spending and couponing on syrups in 2001 reduced unit volumes, however, total product contribution increased. Food service sales volumes increased, but were offset in part by product and customer mix. Net sales to other distribution channels increased $11.2 million due to a 7.0% volume increase and favorable product and customer mix.

     Gross profit increased $21.8 million to $389.1 million in 2001 from $367.3 million in the prior year. Total variable margin in the retail segment increased, in line with the volume and net sales changes. Gross profit was also favorably impacted by improved plant efficiencies and one-time gains associated with the cancellation of an unprofitable contract production agreement and renegotiation of employee benefits at the West Seneca, New York facility, offset in part by increased consulting costs associated with obtaining the plant efficiencies.

     Brokerage and distribution expenses decreased $0.6 million to $85.0 million in 2001 from $85.6 million in 2000. This decrease was primarily due to a reduction in retail brokerage expense, as a result of the Company's consolidation to a national retail broker in the second quarter of 2000. During the second quarter of 2001, this broker filed for bankruptcy and the business was absorbed by Acosta, which the Company selected as its new national retail broker. The change in brokers did cause some disruption on selected brands, but did not have a significant impact on overall results.

     Trade promotions expense increased to $133.7 million in 2001 from $126.4 million in 2000. This increase was primarily in the retail segment and due in part to the unit sales volume growth. In addition, per unit promotional spending increased on bagels and increased performance-based trade promotions on seafood supported sales during Lent, where lower levels of up-front discounts to customers, reflected in net sales and gross profit, were given in 2001. Offsetting these increases in part, spending on retail baking mixes and frostings along with syrups was reduced from the prior year, as a result of better trade promotion planning, more efficient spending by tying multiple products into promotions and higher prior year syrup spending to support aggressive programs and new product introductions.

     Consumer marketing expenses were $30.0 million in 2001 as compared to $31.9 million in 2000. This decrease was due to the higher levels of spending in 2000 on breakfast and syrup products to support product introduction and placement of coupons. These were offset in part by higher spending in 2001, principally for seafood, bagels and baking mixes and frosting, supporting the brands and new product introductions.

     Selling, general and administrative expenses increased to $45.8 million in 2001 from $36.8 million in 2000 primarily due to the increase in expenses for new product trials and consulting to support product, production and internal system initiatives along with the salary, relocation and related personnel costs associated with an increase in the number of corporate employees.

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

     During 2000, as a result of the investigation into the Company's past accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters, the Company incurred financial, legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, which totaled $41.3 million for the nine months ended September 30, 2000, were expensed when incurred by the Company and included a non-cash $17.1 million charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt, as discussed in Note 3 to the financial statements in Part I, Item 1 of this Form 10-Q. In addition, during 2000, the Company recorded a reserve and charge to expense of approximately $6.6 million, for costs associated with the closing of its administrative office in Columbus, Ohio and incurred $2.1 million in transition expenses, primarily due to the integration of the Chef's Choice(R) and Lender's(R) businesses. These expenses represented one-time costs incurred to integrate acquired businesses and operations.

     Operating income increased to $64.1 million in 2001 from $4.4 million in 2000. Operating income in both 2001 and 2000 were affected by other financial, legal, accounting, consolidation and transition items. Before giving effect to these items, operating income increased $6.7 million in 2001.

     Interest and other financing expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses increased to $93.2 million in 2001 from $83.6 million in 2000. The increase was due primarily to costs associated with the accounts receivable sale facility and with debt agreement amendments along with recording an additional $11.3 million of expense to recognize the net liability to the Company of two derivative instruments which were not effective as hedges as required by FAS 133. See Note 8 to the financial statements included in Part I, Item 1. of this Form 10-Q. This was offset in part by lower interest costs resulting from lower levels of outstanding debt and lower interest rates on variable rate debt as compared to the prior year.

     Income tax benefit. The income tax benefit recorded in 2001 and 2000 was 31.4% and 36.0%, respectively, of the pretax loss.

     Cumulative effect of change in accounting. Effective January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. See Note 1 to the financial statements in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

     For the nine months ended September 30, 2001 the Company generated $61.4 million from operating activities compared to the nine months ended September 30, 2000, when $39.0 million of cash was used in operations. The increase in cash provided in 2001 was primarily a result of the lower loss incurred during the period, including a $53.0 million change in other financial, legal, accounting, consolidation and transition items from 2000 and a significant change in funds related to working capital changes. As of September 30, 2001, the Company had received a net $35.0 million from the sale of accounts receivable. The agreement to sell accounts receivable has been used to provide needed cash.

     Investing activities during the nine months ended September 30, 2001 used $14.4 million for asset additions, including the purchase of a facility in St. Elmo, Illinois during the third quarter of 2001. The prior year included the use of cash to complete the 1999 purchase of Sea Coast Foods, Inc.

     During the nine months ended September 30, 2001, financing activities used cash of $44.4 million, primarily for scheduled debt repayments and a $20 million reduction in revolver borrowings. In 2000, the Company received $15 million from its issuance of preferred stock in connection with the resolution of the covenant defaults on its senior subordinated debt. In addition, the Company repaid $19.7 million in principal on its senior secured term debt and borrowed $65.0 million on the revolving facility to fund its operations, capital expenditures and its repayment of borrowings.

     In February, 2001, the Company's senior secured debt agreement was amended to provide revised financial covenants for 2001, to affirm the ability of the Company to continue to sell up to $60 million of accounts receivable, to increase the interest rate spread on borrowings by 0.25% and to provide for a further increase in the interest rate spread of 0.25% if asset sale proceeds and related repayments of debt between February 1, 2001 and June 30, 2001 were less than $90 million. In addition, the accounts receivable sale facility was amended to extend the termination date to March 31, 2002 and effectively reduce the available facility to $46 million as of March 31, 2001 and $36 million as of December 31, 2001. The Company did not complete any asset sales prior to June 30, 2001. As a result, the interest rate on its floating rate senior debt facility increased 0.25% on July 1, 2001, which will offset in part the benefit the Company has been receiving from the decline in interest rates during 2001.

     During the third quarter of 2001, the Company's senior secured debt agreement was amended to provide that for third quarter covenant purposes, the proceeds from an asset sale anticipated to occur in October would be applied as if it had occurred in the third quarter. In the event that the asset sale did not occur, the lending agreement was further amended to reset the senior leverage covenant, in return for a contingent fee, in the event that the Company would not otherwise have met its senior leverage covenant. The asset sale did not occur and the amendment was necessary to keep the company within the senior leverage covenant. Consequently, the Company paid a $428,000 fee in October to reset the third quarter covenant.

     As of September 30, 2001, the Company had $30.2 million available for borrowings under its revolving credit facility. Cash available under this facility fluctuates significantly on a daily basis.

     The Company is significantly leveraged. At September 30, 2001, the Company had outstanding approximately $1.1 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior debt based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is currently limited in its ability to pursue additional acquisitions.

     Management of the Company believes that cash generated from operations and cash available to the Company from the sale of accounts receivable and borrowings under the revolving credit agreement will be adequate to fund its operating and capital expenditure requirements and its debt repayment obligations.

Impact of New Accounting Pronouncements

     In April, 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. Although the Company has not yet quantified the impact of this change in accounting, management expects that adoption of this consensus will require that certain expenses, currently classified as trade promotion expense, will be required to be reclassified as reductions of net sales, with no effect on the reported amount of operating income. Adoption of the change will be required in financial statements issued by the Company for 2002, and prior periods' financial statements will be restated to conform with the new presentation.

     In late June 2001, the FASB approved the issuance of FAS 142, Goodwill and Other Intangible Assets which, for the Company, will be required to be adopted as of January 1, 2002. Although the Company has not yet quantified the impacts, management expects that the adoption of the new pronouncement will result in decreases in the ongoing amount of amortization of goodwill and other intangible assets reflected in the Company's statements of operations in future periods.

Interest Rate Agreements

     At September 30, 2001, the Company was party to three interest rate swap and collar agreements. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. Taken in the context of the Company's entire debt financing portfolio, which has benefited from the significant declines in interest rates that have occurred during 2001, management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements over the life of the instruments to not be material. See Note 8 to the financial statements in
Part I, Item 1 of this Form 10-Q.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. Taken in the context of the Company's entire debt financing portfolio, which has benefited from the significant declines in interest rates that have occurred during 2001, management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements over the life of the instruments not to be material. See Note 8 to the financial statements in
Part I, Item 1 of this Form 10-Q.

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

     Under the terms of the agreement, Aurora will pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001 the Company entered into definitive agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement will be funded entirely by the Company's insurance. As of November 2, 2001, with respect to the common stock component of the settlement, the stock received from former management would be sufficient, at current share prices, to satisfy Aurora's obligation without issuing additional shares. The actual number of shares of common stock of the Company needed to fund this component will be based on average share prices, some of which will be determined at later dates. However, members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

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

          ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

              Exhibit
              -------
               Number                           Exhibit
               ------                           -------

                10.47 Amendment and Waiver, dated as of October 1, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent.

  (b) Reports on Form 8-K

                None

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

                                         AURORA FOODS INC.

                                         By:   /s/ Christopher T. Sortwell
                                               ---------------------------

                                               Christopher T. Sortwell
                                               Chief Financial Officer
                                               (Duly Authorized Officer,
                                               Principal Financial Officer and
                                               Principal Accounting Officer)

Date: November 13, 2001

                                  EXHIBIT INDEX

               Exhibit
               -------
               Number                          Exhibit
               ------                          -------

                10.47 Amendment and Waiver, dated as of October 1, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent.