Form 10-K405
period 2001-12-31
AURORA FOODS INC /DE/
filed 2002-03-25
CIK 1060024

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________
                       Commission file number 001-14255

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2002, based upon the closing price of the Common Stock as reported on the New York Stock Exchange on such date, was approximately $105,256,998.

   Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

                                              Shares Outstanding
                                                March 14, 2002
                                              ------------------
                Common Stock, $0.01 par value     71,766,844

                     Documents incorporated by reference:

   Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference in Part III.

================================================================================

                                    PART I

ITEM 1:  BUSINESS

   Aurora Foods Inc. (the "Company") is a leading producer and marketer of premium branded food products including Duncan Hines(R) baking mix products, Lender's(R) bagel products, Mrs. Butterworth's(R) and Log Cabin(R) syrup products, Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products, Aunt Jemima(R) frozen breakfast products, Celeste(R) frozen pizza and Chef's Choice(R) frozen skillet meals. The Company's brands are among the most widely recognized food brands in the United States and have leading market positions. The Company groups its brands into three operating segments: retail, food service and other distribution channels.

Significant Events in 2000 and 2001

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

   Prior to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company's Form 10-K as of and for the year ended December 31, 1998 as well as the unaudited interim results reported in the Company's Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were restated.

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

   On April 3, 2000, the Company announced that it had hired James T. Smith as President and Chief Executive Officer of the Company, and Christopher T. Sortwell as Executive Vice President and Chief Financial Officer. Mr. Smith and Mr. Sortwell were also elected to the Board of Directors of the Company. See "Directors and Executive Officers of the Company" in the Aurora Foods Inc. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders.

  Legal Proceedings

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

   Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and
3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company's insurance in the fourth quarter of 2001. Members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

   Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date. The remaining shares of common stock received from former management will be sufficient, at an average price above $2.90 per share, to satisfy the Company's remaining obligation without issuing additional shares.

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

   On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. Each of the individuals indicted pled guilty to the charges against them, one of whom has been sentenced while the others await sentencing. The U.S. Attorney did not bring charges against the Company.

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

   The Company has substantially implemented the requirements of each of the settlements with the shareholder class, the U.S. Attorney and the SEC.

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

   See "Item 3: Legal Proceedings"

  Headquarters

   In February 2000, the company relocated its corporate headquarters from San Francisco, California to the then frozen food division corporate office in St. Louis, Missouri. During the third quarter of 2000, the Company closed its office in Columbus, Ohio and consolidated its administrative offices and functions in St. Louis, Missouri. During the third quarter of 2001, the Company relocated its corporate offices to 11432 Lackland Road, St. Louis, Missouri, 63146 in order to provide office space for its expanded St. Louis operations. In addition, the Company leased additional dedicated space for its product development center in an adjacent building. Both facilities have been leased for a period of ten years.

Products and Markets

   The Company has acquired premium, well recognized brands with strong brand equity that had been under-marketed and under-managed non-core businesses to their previous corporate parents. The Company's objective is to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they had lacked. The Company's goal is to then sustain the growth of the brands with high levels of marketing support directed towards increased advertising, consumer promotions, new products, product improvements and new packaging. Each of the Company's brands is a leading brand with significant market share and strong consumer awareness. The Company sells its products nationwide to supermarkets and other retail channels. The Company sells its products through food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers and distributors. The Company also sells its products in the club store, private label, military, and foodservice distribution channels. Foodservice customers include restaurant chains, business/industry, and schools.

   As supplemental information to the Company's segment information, the Company's net sales are generated from the following product lines across all of its operating segments (unaudited) (in thousands):

                                     Actual Years Ended        Year Ended
                                        December 31,          December 31,
                               ------------------------------     1999
                                  2001       2000      1999   Pro forma (1)
                               ---------- ---------- -------- -------------
                                               (Unaudited)
    Baking mixes and frostings $  275,185 $  241,152 $245,035  $  245,222
    Seafood...................    213,520    200,469  198,033     196,974
    Bagels....................    151,786    169,563   26,927     177,577
    Syrup and mixes...........    137,173    135,472  166,252     158,146
    Breakfast products........    120,259    115,347  111,448     109,869
    All other.................    138,173    138,128  128,511     146,492
                               ---------- ---------- --------  ----------
                               $1,036,096 $1,000,131 $876,206  $1,034,280
                               ========== ========== ========  ==========

--------
(1) Proforma amounts include adjustments to historical results to reflect the acquisitions of Lender's and Chef's Choice and the adoption of EITF 00-14 (Accounting for Certain Sales Incentives) as if they had taken place at the beginning of 1999.

   References to market, category and segment sales, market share percentages and market positions reflect U.S. retail supermarket sales dollars for the 52-week period ended December 30, 2001, as gathered by Information Resources Incorporated.

   The Company's branded products are sold under the following tradenames:

  Duncan Hines(R)

   The Duncan Hines brand was introduced in 1956. The Duncan Hines line consists of cake mix, ready-to-serve frosting, brownie mix, muffin mix and cookie mix. Duncan Hines has recently overtaken Pillsbury to become the #2 ranked brand with an 18% share of the $1.3 billion baking market. This industry has historically been characterized by an average annual growth rate of 0.5% over the last five years, but grew 0.9% in 2001. The baking market has recently been characterized by an increasing focus on new product introductions.

   We position Duncan Hines as a national premium brand that appeals to the consumer who wants a "quality, good as homemade" baking product. Our strategy for Duncan Hines is to leverage the strength of our leading market position in cake mix (34% market share) to increase our market share in our other baking products. We plan to accomplish this strategy by introducing new products complementary to our cake mix and expanding our low-cost coordinated marketing efforts with our other baking products. In 2001 we introduced 3 new frosting flavors (January) and two co-branded Fun Frosters (August) with Nestle. We placed into test at selected retailers a co-branded Butterfinger(R) brownie mix and a corn muffin mix. Both the Butterfinger(R) brownie mix and corn muffin mix launch nationally in January, 2002 along with a new M&M(R) brownie mix which will launch in the first quarter. In connection with this strategy, during the past year, Duncan Hines frosting market share grew from 18% to 22% and has continued to grow to reach 26% in the five-week period ended December 30, 2001.

  Van de Kamp's(R) and Mrs. Paul's(R)

   We manufacture and market frozen prepared seafood products under the Van de Kamp's and Mrs. Paul's brands, which together hold the #1 market share position (37.4%) of the $612 million frozen prepared seafood market, a market which has grown an average of 2.1% over the last five years. We also manufacture and market frozen prepared seafood products under the Avalon Bay(R) brand through club store channels. The Van de Kamp's brand dates back to 1915 and the Mrs. Paul's franchise began in the mid-1940s. Our frozen prepared seafood product line includes breaded and battered fish sticks and fish fillets, "healthy" breaded fish, grilled fish fillets, breaded shrimp, marinated shrimp and specialty seafood items, such as crab cakes and clam strips. The prepared seafood segment consists of "fin products" such as pollock, salmon, haddock and cod, and non-fin products, consisting primarily of shrimp. The prepared seafood market has grown 3.1% over the last year, primarily driven by the increased consumption of frozen shrimp products. In 2001, the fin category, in which we are the largest producer with a 41.2% share, declined 0.6% and the non-fin category, in which we are the second largest producer with a 25.2% share, grew 16.9%.

   We use a dual brand strategy to emphasize both the regional strengths of our brands and their respective brand positioning. Van de Kamp's is the leading brand in the West Central United States and is recognized as a fun, contemporary image that appeals to families with young children by offering larger package sizes. We have also commenced a newly developed advertising campaign to communicate the great taste of Van de Kamp's. Our strategy on Van de Kamp's is to continue to improve the taste of our product offerings while optimizing our cost structure. Consistent with our strategy, we have recently improved the quality on our crisp and healthy, grilled, and battered products while reducing costs through manufacturing and formulation changes. We have also introduced new package graphics with improved product photography across the entire line and a new, buffalo-breaded shrimp item. Our Mrs. Paul's brand is stronger in the Northeast and Southeast regions of the United States and is the only major brand to use whole fillets. We target Mrs. Paul's at smaller families with older children by offering larger portion sizes and a quality message focused on ingredients and preparation. Increasingly, Mrs. Paul's products are focused on the growing non-fin category. Our strategy for Mrs. Paul's is to introduce new value-added products that take advantage of the growth in the shrimp area, while expanding brand distribution in geographic areas where the brand has not historically had a strong presence. We recently introduced several new products into the large and growing shrimp segment, including three breaded shrimp items and two marinated shrimp items. In December 2001, we also began shipping Mrs. Paul's Shrimp Bowls. In four flavor varieties, these single-serve items take advantage of the growth in the single-serve bowl market.

  Lender's(R)

   Lender's was founded in 1927 and distributes bagels in all scannable sections of the grocery store: frozen, refrigerated, and the fresh bread aisle, as well as supplying various restaurants via its foodservice operation. Lender's ranks #1 in scannable bagels, with a 29.4% share of the $622 million scannable bagel market, of which frozen bagels, refrigerated bagels and fresh bagels make up 19%, 12% and 69% of the category, compared to 34%, 9% and 57% five years ago. The scannable bagel market has grown 9.4% in the last five years. Over the past year, fresh and refrigerated bagels have grown 3% and 4%, respectively, while frozen bagels have declined 15%. The decline in frozen bagels is driven by consumers replacing some frozen bagel purchases with purchases of fresh and refrigerated bagels and of other, more innovative breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel market.

   Lender's bagels are offered in a variety of styles: Lender's Original, Lender's Premium Refrigerated Bagel Shop, and Lender's Fresh Bagel Shop. Our strategy for Lender's is to essentially stem the decline in frozen bagels, maintain our leading position in refrigerated bagels and to grow our position in fresh bagels. We are currently completing a brand repositioning, which includes refocusing energy on our core frozen bagel market by returning to product innovation, significantly better packaging, and historic levels of trade support. In January 2002, we are broadening our frozen product line to appeal to more consumers by introducing new New York Style Bagels--for those who crave an authentic New York bagel that is crunchy on the outside and chewy on the inside. Concurrently, we are increasing shelf presence and equity messaging by rolling out all-new packaging graphics. The original Lender's frozen bagel is going into a red bag, and we are calling the line "Original Recipe". The new New York Style bagels can be found in a yellow bag.

   We intend to enhance our level of merchandising execution in the refrigerated bagel market by implementing strong trade promotion programs in high potential markets. In the fresh bagel category, we have been adversely affected by a distribution agreement, to which the Company was bound when it purchased Lender's, under which our competitor has the exclusive distribution rights for our fresh bagel products in certain markets. We recently began a program with Wal-Mart, shipping Lender's fresh bagels direct to Wal-Mart distribution centers, which is a marketing and distribution approach that delivers significantly lower pricing to the consumer.

  Mrs. Butterworth's(R) and Log Cabin(R)

   Our syrup brands include Log Cabin, Mrs. Butterworth's and Country Kitchen. The Log Cabin brand was introduced in 1888 and the Mrs. Butterworth's brand was introduced in 1962. Our syrup line consists of original, lite and sugar free varieties. We also sell pancake mix under the Log Cabin and Mrs. Butterworth's brands, representing 5% of our combined net sales of syrup and mixes. Combined, our syrup brands have the #1 market share position, with a 24% share of the $502 million table syrup industry. This market has historically been characterized by slightly declining consumption and has declined an average of 1.2% over the last five years, with a decrease of 2.1% in 2001. The syrup market has been recently characterized by an increasing focus on private label brands, which have increased by 12.9% over the last five years. Our syrup business in particular was adversely impacted by excessive trade promotion practices undertaken principally in the second half of 1999 and early 2000. By the end of 2000, the excessive trade inventories that had built up as a result of these practices had been driven down to more normal levels. As a result, management believes its 2001 results more accurately reflect the results of ongoing operations.

   We position Log Cabin as the only national branded syrup that contains real maple. We position Mrs. Butterworth's, with its grandmother-shaped bottle, as the buttery-tasting brand that appeals to families with children. Our strategy for syrup is to reduce costs and selectively increase market share in evolving higher-margin sub-segments, such as lite and sugar-free. We anticipate significant incremental profitability in the syrup business in 2002 due to the in-sourcing of syrup production at our St. Elmo, Illinois facility.

  Aunt Jemima(R)

   We license the Aunt Jemima brand from Quaker Oats only for frozen breakfast products. Aunt Jemima was established over a century ago and represents all of our branded frozen breakfast products. We offer Aunt Jemima waffles, pancakes and French toast. Aunt Jemima has recently overtaken Hungry Jack to become the #2 ranked brand in frozen breakfast, with a 15% share of the $621 million frozen breakfast market. Due to a shift toward alternative breakfast products, this market has declined an average of 2.9% over the last five years, with a 1.7% decline over the past year. The frozen breakfast market has been recently characterized by an increasing focus on new product innovation.

   We position Aunt Jemima as a high-quality, value-priced frozen breakfast brand that appeals to families with children. Our strategy for Aunt Jemima is to leverage our household penetration in waffles (the largest product category in the frozen breakfast market), in which we have a #3 market position, by increasing distribution and coordinating marketing efforts of our complementary products, such as french toast and pancakes, where we hold the #1 and #2 market positions, respectively.

  Celeste(R)

   We produce and market frozen pizza under the Celeste brand, which dates back to the 1930s. We offer Mama Celeste's original, traditional pizzas as well as a fresh baked rising crust pizza. While we estimate that Celeste is the #9 pizza brand nationally, with a 3.3% share of the $2.6 billion frozen pizza category, it has a strong regional position as the #1 single-serve pizza in the Northeast and in other select markets. The microwavable Celeste Pizza for One single-serve pizza appeals to consumers seeking convenience and homemade taste. The frozen pizza market, which has grown at an average of 7.4% over the last five years, grew 5.8% in 2001 due to the wide variety of new product offerings.

   We position Celeste as a homemade, authentic Italian meal in the traditional sense of value: a convenient quality product at an affordable price. Our strategy for Celeste is to capitalize on the strong equity and tradition of the brand to maintain our leadership in single-serve pizzas in the markets in which we compete, to opportunistically expand our geographic distribution and to reduce costs. We have recently decreased our focus on larger pizzas to concentrate on our core strength in single-serve pizzas.

  Chef's Choice(R)

   We sell skillet meals under our Chef's Choice brand. Skillet meals are complete entrees in a single package that can be cooked in a skillet in less than fifteen minutes. Established in the early 1990s, Chef's Choice introduced the first premium frozen skillet meal to address consumer demand for great tasting, restaurant-quality meals that are easy to prepare. We currently offer thirteen flavor varieties ranging from Asian stir-fry to Italian pastas and featuring shrimp, chicken or beef. Chef's Choice is the #3 brand with a 14% share of the $449 million frozen skillet meals industry. This relatively new market, which has grown an average of 26.3% over the last five years, decreased 7.8% in 2001 due largely to the continued proliferation of other frozen food product options, and the exit of several competitors that had spent significantly, promoting both their brands and the category, while skillet meals with poultry, meat or seafood, the market segment in which Chef's Choice competes, has declined 1.6% over the same period.

   Our Chef's Choice products are premium meals that include more protein and higher quality ingredients than our competitors' offerings. Our strategy with Chef's Choice is to expand our top selling shrimp and chicken meals geographically in the Northeast to increase our national presence. We also seek to optimize our product offering and manufacturing processes to decrease costs, while maintaining our position as the leader in product quality. In 2000, we introduced new, improved packaging graphics to provide stronger shelf impact, a more stylized branded logo and more appetizing food photography, all to more effectively communicate the positioning of the Chef's Choice brand as a premium product offering. We also recently introduced four new products in an effort to address consumer demand for variety. Historically, this product has been assembled by high-cost outside co-packers. In the last year, we have significantly reduced our costs by in-sourcing production at our Yuba City, California facility and have invested in automation to reduce labor costs.

Industry

   The U.S. food industry is relatively stable with growth driven primarily by modest population increases and new products. Over the last ten years, food companies have been divesting non-core business lines and making strategic acquisitions.

   Increasingly, consumers want great tasting, nutritious food that is convenient to prepare and can be served as a meal occasion. The Company believes its brands to be premium tasting products in their various segments and categories. The Company targets consumers between the ages of 25 and 54, and particularly households with children. There are approximately 40 million children between the ages of 5 and 14, which represent a growing target market for the Company.

   The Company competes in several categories of the retail food industry and in the food service, club, military and private label distribution channels. The Company is expanding its presence in foodservice and club channels, which the Company believes offer further growth opportunities.

Financial Information About Industry Segments

   See "Item 14(a) 1. Consolidated Financial Statements of the Company" incorporated herein by reference.

Trademarks

   The Company's principal trademarks are Duncan Hines(R), Lender's(R), Log Cabin(R), Mrs. Butterworth's(R), Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R), Celeste(R), and Chef's Choice(R). The trademarks are important to the maintenance of the Company's brands. The Company licenses, for use on frozen breakfast products, the Aunt Jemima(R) trademark pursuant to a perpetual, royalty-free, license agreement with The Quaker Oats Company ("Quaker Oats"). The license agreement requires the Company to obtain the approval of Quaker Oats for any material change to any labels, packaging, advertising, and promotional materials bearing the Aunt Jemima(R) trademark. Quaker Oats can only withhold approval if such proposed use violates the terms of the license agreement. The Company also licenses the Chef's Choice(R) trademark pursuant to a perpetual, royalty free license agreement with Perdue Holdings, Inc. The registrations for the Company's trademarks expire from time to time and the Company renews them in the ordinary course of business prior to the expiration dates.

Competition

   The food industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines, substantially greater financial and other resources available to them, lower per unit interest costs and/or longer operating histories.

Production

   The Company produces its Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products primarily at its Erie, Pennsylvania, and Jackson, Tennessee manufacturing facilities. The Company has also moved the manufacturing of some of its specialty seafood products from co-packers to a seafood processing facility in Yuba City, California that the Company acquired in February 1999. The Company also uses this facility to produce some of its new seafood items. The Company produces its Aunt Jemima(R) frozen breakfast products at its Jackson, Tennessee and Erie, Pennsylvania facilities and its Celeste(R) frozen pizza products at the Jackson, Tennessee facility. The Company produces its Lender's(R) frozen, refrigerated and fresh bagel products at its Mattoon, Illinois and West Seneca, New York facilities. The Company's Chef's Choice(R) products are packaged at the Yuba City, California facility.

   Following the purchase of the manufacturing and distribution facility in St. Elmo, Illinois in 2001, the Company in 2002 has begun the production and packaging of its syrup products at this facility, using new equipment and equipment previously located at contract manufacturers. It is anticipated that substantially all of the Company's syrup packages will be produced in St. Elmo by the end of 2002. Prior to this change, the Company's syrup products have been produced by contract manufacturers at various manufacturing facilities pursuant to syrup co-pack agreements. These syrup agreements had terms of five to seven years and automatic renewal provisions for one year unless cancelled by either party. All of the Company's syrup production equipment, including batching, filling and case-packing equipment, has been located at the contract manufacturers' facilities and will be removed or sold from these locations in 2002. Duncan Hines(R) cake mixes, brownie mixes, specialty mixes and frosting products are also produced by contract manufacturers pursuant to co-pack agreements. All of the Company's cake mixes, brownie mixes, specialty mixes and frosting production equipment including co-milling, blending and packaging equipment is located at the contract manufacturers' facilities. These Duncan Hines(R) agreements have terms of five years and automatic renewal provisions for one year unless cancelled by either party. It is the Company's intention to maintain long-term relationships with its contract manufacturer partners.

   The Company has entered into manufacturing contracts which require minimum annual production orders. The minimum annual production orders for all contracts are 3.3 million cases of product through the year 2002 and zero thereafter. This volume represents substantially less than the Company's current production requirements.

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

Customers

   During 2001, sales of the Company's products to Wal-Mart and affiliates approximated 14% of total net sales. Sales to the Company's largest 10 and largest 20 customers were approximately 50% and 64%, respectively, of total sales. The Company believes that its concentration of business with its largest customers is representative of the food industry and as such does not expose the Company to unusual dependence in the industry upon a single customer or a small number of customers, the loss of whom would have a material adverse effect on the Company's operations. The specific timing of significant customers' merchandising activities for the Company's products can impact quarterly sales and operating results when comparing from year to year.

Seasonality

   The Company experiences some seasonality in its businesses primarily due to increased demand for its seafood products during Lent and to increased demand for its Duncan Hines(R) products during the Thanksgiving, Christmas and Easter holiday baking seasons. As a result, the first and fourth quarters generally experience higher levels of sales. There are no material backlogs.

Raw Materials and Supplies

   The principal raw materials used by the Company are corn syrup, flour, sugar, fish, shrimp, eggs, cheese, vegetable oils, shortening and other agricultural products. The Company also uses significant quantities of corrugated, fiberboard and plastic packaging materials. All such materials and supplies are available from numerous independent suppliers. The procurement process is managed by purchasing the necessary raw materials directly from various suppliers. The Company's objective is to meet both the Company's production needs and its quality standards, while achieving the lowest aggregate cost to the Company. The Company also procures ingredients through its contract manufacturer partners.

Research and Development

   The Company maintains its research and development department in St. Louis, Missouri. This department substantially expanded in 2001 and is responsible for all of the food research and product development for the Company. The Company uses food technology consultants where appropriate. The Company's research and development resources are focused on new product development, existing product enhancement, and cost optimization. Exploratory research is conducted in new business areas to assure a continuous pipeline of new and improved products. Cost optimization is accomplished through improvements in formulation, manufacturing process, and packaging. During 2001, the Company moved its research and development activities to a new product development center adjacent to its new corporate offices.

Employees

   As of February 28, 2002, the Company had approximately 2,000 employees. Of these, approximately 200 employees at the West Seneca, NY facility are covered by a collective bargaining agreement expiring in 2006. Management of the Company believes it generally has good relations with its employees and has not experienced any work stoppages or strikes.

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

   On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Sea Coast"), from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey. Sea Coast markets the line of Chef's Choice(R) frozen skillet meals.

   On November 1, 1999, the Company acquired all the assets and certain liabilities of the Lender's Bagel business ("Lender's") from The Eggo Company, a subsidiary of the Kellogg Company ("Kellogg's").

Item 2:  Properties

   The Company owns and operates six manufacturing facilities and leases facilities for its corporate office and product development center, described in the following table. During the third quarter of 2001, the Company relocated its corporate offices to 11432 Lackland Road, St. Louis, Missouri, 63146 in order to provide office space for its expanded St. Louis operations. In addition, the Company leased additional dedicated space for its product development center in an adjacent building. Both facilities have been leased for a period of ten years. The Company also leases office space in Columbus, Ohio, pursuant to a lease which expires in 2004. Subsequent to consolidating its administrative functions in 2000, the Company has sublet this space.

                                                                            Approximate
   Location                           Principal Use                        Square Footage Owned/Leased
   --------                           -------------                        -------------- ------------
Jackson, TN     Frozen breakfast, frozen pizza and grilled fish production    302,000         Owned
Erie, PA        Frozen seafood production                                     116,000         Owned
Yuba City, CA   Frozen seafood production                                      56,000         Owned
Mattoon, IL     Frozen and refrigerated bagel production                      215,000         Owned
West Seneca, NY Frozen and fresh bagel production                              92,000         Owned
St. Elmo, IL    Warehouse distribution and syrup production                   250,000         Owned
St. Louis, MO   Corporate office                                               62,000        Leased
St. Louis, MO   Product Development Center                                     39,000        Leased

   All of the Company's equipment, which is located at its facilities as well as the facilities of certain of its contract manufacturing partners, is generally in good physical condition, well maintained and suitable for the manufacture of the particular product line for which it is used. The Company's equipment generally operates with some available capacity.

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

   Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and
3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company's insurance in the fourth quarter of 2001. Members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

   Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date. The remaining shares of common stock received from former management will be sufficient, at an average price above $2.90 per share, to satisfy the Company's remaining obligation without issuing additional shares.

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

   On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. Each of the individuals indicted pled guilty to the charges against them, one of whom has been sentenced while the others await sentencing. The U.S. Attorney did not bring charges against the Company.

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

   The Company has substantially implemented the requirements of each of the settlements with the shareholder class, the U.S. Attorney and the SEC.

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

Item 4:  Submission of Matters to a Vote of Security Holders

   No matters were submitted to the security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

   Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

                                    PART II

ITEM 5:   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol AOR. The table below states the high and low closing prices by quarter on the New York Stock Exchange during the years ended December 31, 2000 and 2001:

                    2000                     High     Low
                    ----                   -------- -------
                    January 1--March 31... $10.2500 $2.8125
                    April 1--June 30...... $ 4.9375 $3.0000
                    July 1--September 30.. $ 4.1250 $2.9375
                    October 1--December 31 $ 3.5625 $2.1875

                    2001                     High     Low
                    ----                   -------- -------
                    January 1--March 31... $   6.90 $  2.50
                    April 1--June 30...... $   6.67 $  4.72
                    July 1--September 30.. $   5.54 $  3.64
                    October 1--December 31 $   5.39 $  3.40

   As of March 14, 2002, there were approximately 347 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception. The terms of the Senior Bank Facilities restrict the Company's ability to declare dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 10 to the Company's consolidated financial statements.

ITEM 6:   SELECTED FINANCIAL DATA

   The selected financial data presented below, as of and for the years ended December 31, 2001, 2000, 1999, 1998, and December 27, 1997 is derived from the Company's audited financial statements. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-K. The comparability of the selected financial data presented below is significantly affected by a change of accounting method in 2000, the merger of VDK with the Company and by the acquisitions and related financings completed by the Company during its history. See "Business--Business History," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                                                             December 31,
                                            ----------------------------------------------  December 27,
                                               2001        2000        1999      1998(1)      1997(2)
                                            ----------  ----------  ----------  ----------  ------------
                                                       (in thousands, except per share data)
Net sales.................................. $1,036,096  $1,000,131  $  876,206  $  689,639    $143,020
Gross profit...............................    541,398     511,546     451,270     370,704      97,291
Operating income...........................     92,852      24,965      64,061       6,492      23,398
Net (loss) income before cumulative effect
  of change in accounting and
  extraordinary loss.......................    (17,579)    (56,091)     (4,449)    (59,918)      1,235
Net (loss) income..........................    (17,579)    (68,252)     (4,449)    (69,129)      1,235
Total assets...............................  1,723,040   1,794,286   1,851,116   1,448,442     372,739
Total debt.................................  1,041,901   1,105,428   1,079,220     708,092     279,919
Basic and diluted earnings (loss) per share
  available to common stockholders:
   Before cumulative effect of change in
     accounting and extraordinary loss.....      (0.26)      (0.81)      (0.07)      (1.12)       0.04
   Net earnings (loss) per share available
     to common stockholders................      (0.26)      (0.99)      (0.07)      (1.29)       0.04

--------
(1)  As restated. See "Item 1. Significant events in 2000 and 2001" and "Item
     3. Legal Proceedings."
(2) Net sales and gross profit for the year ended December 27, 1997 do not include reclassifications associated with the change in accounting for certain sales incentives in 2000, as the amounts are not available. These reclassifications, if known, would have reduced net sales and gross profit, but would not have had any impact on operating income or net income.

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

Significant Accounting Policies

   The accounting policies utilized by the Company in the preparation of the consolidated financial statements reflecting its financial position and results of operations necessarily require management to make estimates and use assumptions that affect the reported amounts in these financial statements and as a result they are subject to an inherent degree of uncertainty. Actual amounts may differ from those estimates under different assumptions or conditions and as additional information becomes available in future periods. The Company's accounting policies are in accordance with U.S. generally accepted accounting principles (GAAP). The most significant accounting policies that involve a higher degree of judgment and complexity and that management believes are important to a more complete understanding of its financial position and results of operations are outlined below.

Additional accounting policies that are also used in the preparation of the Company's financial statements are outlined in the notes to the Company's consolidated financial statements included in this Form 10-K.

   Customer returns, allowances and trade promotional expenses. Trade promotions represent significant expenditures for the Company and are critical to the support of the Company's business. Allowances and promotional expenses are given to customers to promote the sale of the Company's products. Such costs include, for example, amounts paid to obtain favorable display positions in retailers' stores, amounts paid to incent retailers to offer temporary price reductions in the sale of the Company's products to consumers and amounts paid to customers for shelf space in retail stores (slotting fees). The total of all returns, allowances and price discounts (included in net sales) and trade promotions recorded during 2001 was approximately $307 million. Amounts for customer returns, allowances and trade promotion are calculated, using estimated performance for specific events and recorded when the product is sold or in the period during which the promotions occur, depending on the nature of the allowance and event. Settlement of these liabilities typically occurs in subsequent periods through payment to a customer or deduction by a customer from amounts otherwise due to the Company. As a result, the amounts are dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they determine are due to them. Final resolution of amounts appropriately deducted by customers may take extended periods of time.

   Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess, obsolete and unsaleable inventories. The estimate is based on managements' review of inventories on hand compared to estimated future usage and sales.

   Goodwill, intangible and other long-lived assets are amortized over their respective estimated useful lives, limited to 40 years under current accounting standards. Useful lives are based on managements' estimates of the period that the assets will continue to support production requirements or generate sales of the Company's products and are adjusted when those estimates change. Intangible assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Effective January 1, 2002, the Company will be adopting the provisions of FAS 142 which will change the way the Company accounts for goodwill and other intangible assets. At December 31, 2001, the total amount of goodwill and tradenames reflected on the consolidated balance sheet of the Company, net of accumulated amortization, was $722.3 million and $483.7 million, respectively. The Company has not yet completed the initial asset allocations and impairment tests required by FAS 142, but management does expect that an adjustment resulting from this change in accounting principle will be recorded to reduce the value of certain of its goodwill and tradenames (See Note 2 to the consolidated financial statements included in this Form 10-K). In addition, pursuant to FAS 142, goodwill amortization will cease. The total amount of goodwill amortization expense recorded in 2001 was approximately $20.0 million. Prior to reporting results for the first quarter of 2002, management will have completed the study, required by FAS 142, to determine if its brands have indefinite or finite lives. No conclusions have been reached at this time. In accordance with FAS 142, amortization of the recorded value of any tradenames that are determined to have indefinite lives is discontinued. The total amount of tradename amortization expense recorded in 2001 was approximately $12.3 million.

   Derivative financial instruments are used by the Company, as required by its senior secured debt agreement, to limit its exposure to significant increases in interest rates. The fair value of these derivatives, representing a liability to the Company of $15.4 million based on price quotations from JPMorgan Chase Bank, the counterparty to the arrangements, has been reflected as a liability in the Company's balance sheet. Changes in interest rates subsequent to December 31, 2001 will impact the recorded amounts of liability and expense in future periods and will also impact the amount of this liability which will ultimately be required to be paid in cash.

   Deferred tax assets have been recorded by the Company, a significant portion of which represent net operating loss carryforwards. No valuation allowance has been recorded for these assets as management believes that they are more likely than not to be realized. Certain of the factors that led to this conclusion are
(1) the
carryforward period during which the operating loss carryforwards will be available to be used by the Company, (2) the significant timing differences in the recognition of certain expense items for book and tax purposes that will reverse before the carryforward periods expire, (3) the anticipated increases in operating income, and (4) the declining interest expense in future periods on lower outstanding amounts of debt. Significant changes in these factors in future periods may change current expectations and in the event management were to determine that the Company would not be able to realize all or a part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

   Revenue recognition. Revenue is recognized upon shipment of product and transfer of title to customers.

Accounting Change

   Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies no later than the first quarter of 2002, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to net sales in the accompanying Statement of Operations. The similar expense items in prior year comparable periods have been reclassified to conform to the current period's presentation.

   As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as an expense in the Statement of Operations for the year ended December 31, 2000.

   Effective January 1, 2001, the Company adopted the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a cumulative adjustment from adoption, net of tax, of $2,277,000 in Other Comprehensive Loss. See Note 15 to the consolidated financial statements included in this Form 10-K.

Results of Operations

   The following tables set forth the historical and pro forma results of operations for the periods indicated as well as the percentage which the historical and pro forma items in the Statements of Operations bear to net sales. Certain amounts from prior years have been reclassified to conform to the Company's current year presentation. In 1999, the Company acquired two additional brands, Lender's(R) bagel products and Chef's Choice(R) frozen skillet meal products (through the acquisition of Sea Coast). The statements include a presentation of the pro forma results of operations for 1999 as if these acquisitions and related financings and the change in accounting for certain sales incentives had taken place January 1, 1999.

                           Statements of Operations
                    (in thousands except per share amounts)

                                                                   Actual Years Ended
                                                           ---------------------------------
                                                                                               Year Ended
                                                                      December 31,            December 31,
                                                           ---------------------------------      1999
                                                              2001        2000       1999      Pro Forma
                                                           ----------  ----------  ---------  ------------
                                                                                              (unaudited)
Net sales................................................. $1,036,096  $1,000,131  $ 876,206   $1,034,280
Cost of goods sold........................................   (494,698)   (488,585)  (424,936)    (508,015)
                                                           ----------  ----------  ---------   ----------
       Gross profit.......................................    541,398     511,546    451,270      526,265
                                                           ----------  ----------  ---------   ----------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution.............................   (117,739)   (117,654)  (100,647)    (126,088)
   Trade promotions.......................................   (193,955)   (179,117)  (150,114)    (174,575)
   Consumer marketing.....................................    (37,213)    (37,654)   (44,858)     (53,774)
                                                           ----------  ----------  ---------   ----------
Total brokerage, distribution and marketing expenses......   (348,907)   (334,425)  (295,619)    (354,437)
Amortization of goodwill and other intangibles............    (44,670)    (44,819)   (38,305)     (42,456)
Selling, general and administrative expenses..............    (58,035)    (50,080)   (42,656)     (52,959)
Other financial, legal and accounting income (expense)....      3,789     (47,352)        --           --
Incentive plan credit.....................................         --          --        571          571
Columbus consolidation costs..............................       (723)     (6,868)        --           --
Transition expenses.......................................         --      (3,037)   (11,200)     (11,200)
                                                           ----------  ----------  ---------   ----------
       Total operating expenses...........................   (448,546)   (486,581)  (387,209)    (460,481)
                                                           ----------  ----------  ---------   ----------
       Operating income...................................     92,852      24,965     64,061       65,784
Interest expense, net.....................................   (103,000)   (109,554)   (68,403)     (90,006)
Adjustment of value of derivatives........................    (10,641)         --         --           --
Amortization of deferred financing expense................     (3,468)     (3,016)    (2,060)      (2,060)
Other bank and financing expenses.........................       (150)       (336)      (838)        (838)
                                                           ----------  ----------  ---------   ----------
       Loss before income taxes and cumulative effect
         of change in accounting..........................    (24,407)    (87,941)    (7,240)     (27,120)
Income tax benefit........................................      6,828      31,850      2,791       10,071
                                                           ----------  ----------  ---------   ----------
       Net loss before cumulative effect of change in
         accounting.......................................    (17,579)    (56,091)    (4,449)     (17,049)
Cumulative effect of change in accounting, net of tax of
  $5,722..................................................         --     (12,161)        --           --
                                                           ----------  ----------  ---------   ----------
       Net loss...........................................    (17,579)    (68,252)    (4,449)     (17,049)
Preferred dividend........................................     (1,253)       (333)        --           --
                                                           ----------  ----------  ---------   ----------
       Net loss available to common stockholders.......... $  (18,832) $  (68,585) $  (4,449)  $  (17,049)
                                                           ==========  ==========  =========   ==========
Loss per share available to common stockholders........... $    (0.26) $    (0.99) $   (0.07)  $    (0.25)
                                                           ==========  ==========  =========   ==========
EBITDA(1)................................................. $  166,267  $   95,411  $ 117,448   $  128,325
                                                           ==========  ==========  =========   ==========
Adjusted EBITDA(2)........................................ $  163,201  $  152,669  $ 128,077   $  151,579
                                                           ==========  ==========  =========   ==========

--------
(1) EBITDA is defined as net income plus cumulative effect of change in accounting, income tax benefit, interest expense, amortization of deferred financing expense, other bank and financing expenses, depreciation and amortization of goodwill and other intangibles. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and debt service requirements. The Company believes EBITDA provides a good indication of its ability to meet capital expenditure and debt service requirements. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

(2) Adjusted EBITDA is defined as EBITDA plus other financial, legal and accounting expenses, incentive plan credit, Columbus consolidation costs, and transition expenses. In addition, for pro forma purposes only in 1999, a net $12.6 million of administration costs associated with operating the Lender's business, allocated by the previous owners, in excess of the estimated pro forma costs to be incurred by the Company.

                           Statements of Operations
                        (as a percentage of Net Sales)

                                                                        Actual Years Ended
                                                                ---------------------------------
                                                                           December 31,
                                                                ---------------------------------
                                                                                         Pro-forma
                                                                2001    2000    1999       1999
                                                                -----   -----   -----   -----------
                                                                                        (unaudited)
Net sales...................................................... 100.0%  100.0%  100.0%     100.0%
Cost of goods sold............................................. (47.7)  (48.9)  (48.5)     (49.1)
                                                                -----   -----   -----      -----
   Gross profit................................................  52.3    51.1    51.5       50.9
                                                                -----   -----   -----      -----
Brokerage distribution and marketing expenses:
   Brokerage and distribution.................................. (11.4)  (11.7)  (11.5)     (12.2)
   Trade promotions............................................ (18.7)  (17.9)  (17.1)     (16.9)
   Consumer marketing..........................................  (3.6)   (3.8)   (5.1)      (5.2)
                                                                -----   -----   -----      -----
Total brokerage, distribution and marketing expenses........... (33.7)  (33.4)  (33.7)     (34.3)
Amortization of goodwill and other intangibles.................  (4.3)   (4.5)   (4.4)      (4.1)
Selling, general and administrative expenses...................  (5.6)   (5.0)   (4.9)      (5.1)
Other financial, legal and accounting income (expense).........   0.4    (4.7)     --         --
Incentive plan credit..........................................    --      --     0.1        0.1
Columbus consolidation cost....................................  (0.1)   (0.7)     --         --
Transition expenses............................................    --    (0.3)   (1.3)      (1.1)
                                                                -----   -----   -----      -----
       Total operating expenses................................ (43.3)  (48.6)  (44.2)     (44.5)
                                                                -----   -----   -----      -----
       Operating income........................................   9.0     2.5     7.3        6.4
Interest expense, net.......................................... (10.0)  (11.0)   (7.8)      (8.7)
Adjustment of value of derivatives.............................  (1.0)     --      --         --
Amortization of deferred financing expense.....................  (0.4)   (0.3)   (0.2)      (0.2)
Other bank and financing expenses..............................    --      --    (0.1)      (0.1)
                                                                -----   -----   -----      -----
   Loss before income taxes and cumulative effect of change in
     accounting................................................  (2.4)   (8.8)   (0.8)      (2.6)
Income tax benefit.............................................   0.7     3.2     0.3        1.0
                                                                -----   -----   -----      -----
   Net loss before cumulative effect of change in accounting...  (1.7)   (5.6)   (0.5)      (1.6)
Cumulative effect of change in accounting, net of tax..........    --    (1.2)     --         --
                                                                -----   -----   -----      -----
       Net loss................................................  (1.7)%  (6.8)%  (0.5)%     (1.6)%
                                                                =====   =====   =====      =====
EBITDA(1)......................................................  16.0%    9.5%   13.4%      12.4%
                                                                =====   =====   =====      =====
Adjusted EBITDA(2).............................................  15.8%   15.3%   14.6%      14.7%
                                                                =====   =====   =====      =====

   In 2001, the Company managed its business in three operating segments, which are based on the distribution of its products: Retail, Food Service and Other distribution channels. This organization structure was put in place following the Company's consolidation of administration in St. Louis in late 2000. The following discussion and analysis of the results of operations, comparing 2001 to 2000, is based on those segments and that organization structure where appropriate. Amounts for calendar 2000 have been recast from the previously reported segmentation for comparative purposes. Information necessary to reliably recast the calendar 1999 results consistent with this segmentation and provide meaningful discussion and analysis is not available. Therefore, the discussions of results for 2000 compared to 1999 and proforma 1999 are based on the segmentation used and previously reported for these periods. References in the discussion to market, category or segment sales, market shares percentages and market positions reflect United States retail supermarket information for the 52-week period ended December 30, 2001, as gathered by Information Resources Incorporated ("IRI"). It should be noted that this IRI information no longer includes sales by Wal-Mart and its affiliates who accounted for approximately 14% of net sales on 2001.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

   Operating results by segment were as follows (in thousands):

                                                          Year Ended December 31
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
Net sales:
   Retail................................................ $  858,937  $  846,258
   Food Service..........................................     68,493      65,279
   Other.................................................    108,666      88,594
                                                          ----------  ----------
       Total............................................. $1,036,096  $1,000,131
                                                          ==========  ==========
Segment contribution and operating income:
   Retail................................................ $  211,926  $  208,957
   Food Service..........................................     23,875      21,390
   Other.................................................     29,506      23,829
                                                          ----------  ----------
       Segment contribution..............................    265,307     254,176
   Fixed manufacturing costs.............................    (72,816)    (77,055)
   Amortization of goodwill and other intangibles........    (44,670)    (44,819)
   Selling, general and administrative expenses..........    (58,035)    (50,080)
   Other financial, legal, accounting, consolidation and
     transition income (expense).........................      3,066     (57,257)
                                                          ----------  ----------
       Operating income.................................. $   92,852  $   24,965
                                                          ==========  ==========

   Net Sales grew $36.0 million in 2001, or 3.6% from 2000, with increases in each segment of the business. Overall total unit volume grew 5.2% in 2001 from prior year levels. Net sales dollars grew slower than unit volume increases due to the relatively stronger sales growth in the lower priced food service and other distribution segments. The retail segment increase of 1.5% in net sales in 2001 resulted from a net unit volume increase of 3.8%, with net sales and volume increases in baking mixes and frosting, seafood and breakfast products, offset primarily by lower net sales for bagels and syrups. Retail baking mixes and frosting net sales increased 11.0% from the prior year, with strong volume increases across the product lines pushing Duncan Hines(R) from the #3 position into the #2 position in the United States baking mix and frosting category. The increases resulted from new product introduction, new consumer advertising and promotion as well as improved trade promotion planning and execution. The volume gains were offset in part by a slight shift in the Company's mix of unit sales to lower priced products, which lowered the overall net sales per unit. Retail seafood net sales in 2001 increased 6.3% from the prior year principally due to the introduction of new shrimp products. Retail net sales of breakfast product rose 4.7% in 2001 from the prior year principally due to increased pancake sales. Aunt Jemima(R) branded products have now moved from #3 to #2 in volume and dollar sales in the frozen breakfast category. Retail net sales of bagels declined 12.7% in 2001 from 2000, due to declines in both the frozen and refrigerated categories, primarily due to consumption declines in the frozen category. Syrup and mix net sales in 2001 declined 3.7% from prior year levels, as the Company reduced certain aggressive promotional practices utilized in prior years, which had increased market shares, but which had significantly reduced the overall profitability for the syrup brands, as well as in line with the trends in the market category. Total food service net sales increased 4.9% in 2001 from 2000 levels due to strong volume gains in frozen breakfast, syrup and bagels.

Net sales through other distribution channels increased $20.1 million or 22.7% to $108.7 million in 2001 from $88.6 million in 2000. The increases were primarily the result of syrup and baking mix and frosting volume increases in club stores and increased export sales, along with product mix changes to relatively higher priced products.

   Gross Profit increased $29.9 million or 5.8% to $541.4 million in 2001 from $511.5 million in 2000. Overall variable margins increased due to plant efficiencies. The net cost of raw materials was generally stable with costs for the increased sales of higher cost shrimp products and higher costs of cheese offset by lower sugar costs. Gross profit was favorably impacted by lower fixed manufacturing costs due to improved plant efficiencies and gains associated with the cancellation of an unprofitable contract production agreement and the renegotiation of employee benefits at the West Seneca, New York facility, offset in part by increased consulting costs associated with obtaining the plant efficiencies. Depreciation expense of $26.7 million increased approximately $3.1 million in 2001 from 2000 amounts due to capital expenditures and a shortening of the estimated lives of certain assets associated with syrup production assets at contract manufacturing facilities, as the Company anticipates moving production to its facility in St. Elmo, Illinois.

   Brokerage and Distribution expenses increased $0.1 million in 2001 to $117.7 million, but decreased to 11.4% of net sales in 2001 from 11.7% of net sales in 2000. Freight and warehousing expenses decreased on a per unit basis, as the Company continues to work to improve its distribution economics. In addition, total brokerage costs in 2001 declined from 2000 reflecting the full year effect of the Company's consolidation to a national retail broker in the second quarter of 2000. During the second quarter of 2001, this broker filed for bankruptcy and the business was absorbed by Acosta, which the Company selected as its new national retail broker. The change in brokers did cause some temporary disruption on selected brands, but did not have a significant impact on overall sales. The change did, however, result in delays in processing customer trade promotion payments and deductions.

   Trade Promotions expense increased $14.8 million to $194.0 million in 2001 from $179.1 million in 2000. As a percentage of net sales, these expenses were 18.7% and 17.9% in 2001 and 2000, respectively. These expenses include incentives offered to retailers to promote the sale of the Company's products and amounts paid to obtain shelf space in retail stores. The increase in dollars and the percentage of net sales were principally in the retail segment where the Company spent additional amounts to help drive the 3.8% volume increase. The primary spending increases per unit in 2001 as compared to the prior year were in seafood and frozen breakfast, which benefited from net sales gains and an increase in spending for bagels as brand support strategies changed in the second half of 2001 in response to the declining volumes.

   Consumer Marketing expenses, which include the costs of advertising and other events and expenses to promote the Company's products directly with the consumer, were essentially unchanged in 2001 from prior year levels. Increased spending in 2001 as compared to 2000 to support bagels and baking mixes and frosting was offset by reductions in the support for syrups which had been higher in 2000, to support new product introduction.

   Selling, General and Administrative expenses increased $8.0 million to $58.0 million in 2001 from $50.1 million in 2000. The increase was principally due to external consulting fees paid to support product, production and internal system initiatives along with salary, variable compensation and related costs associated with an increase in the number of corporate employees needed to support the business. Bonus expense increased approximately $3.4 million, reflecting higher payments for improved operating performance.

   Other Financial, Legal and Accounting income in 2001 of $3.8 million reflects a gain related to the receipt of shares of common stock from former management, valued in excess of amounts required to be distributed, net of other related costs. The shares received and required distribution by the Company are part of the settlement reached following the investigation in 2000 and early 2001 into the Company's accounting practices in 1998 and 1999, the resulting restatement of results for those periods, related litigation and governmental proceedings, defaults under its loan agreements, indenture and related matters. (See "Item 1: Business," "Item 3: Legal Proceedings" and Notes to the financial statements contained in this Form 10-K.) During 2000, the Company incurred financial, legal and accounting expenses, including charges to obtain wavers of its events of default and charges related to amending its financing facilities. Such costs totaled $47.4 million in 2000. These costs included a $17.7 million non-cash charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt. The Company does not expect to incur any significant expenses in future periods.

   Columbus Consolidation Costs. During the third quarter of 2000, the Company consolidated its administrative office and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. Expenses totaling $0.7 million and $6.9 million in 2001 and 2000, respectively, represent amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.8 million. All payments related to the consolidation have been made with the exception of $0.6 million of remaining reserves, principally related to unused office space.

   Transition Expenses. During 2000, the Company incurred approximately $3.0 million primarily related to the integration of the Chef's Choice(R) and Lender's(R) businesses and the dry grocery administrative consolidation. These expenses represent one-time costs incurred to integrate operations and acquired businesses.

   Operating Income increased $67.9 million to $92.9 million in 2001 from $25.0 million in 2000. Operating income in 2000 was significantly affected by the $47.4 million of other financial, legal and accounting expenses and the Columbus consolidation costs and transition expenses. Before giving effect to other financial, legal and accounting items, Columbus consolidation costs and transition expenses, operating income increased to $89.8 million in 2001 from $82.2 million in 2000.

   Interest, Derivatives and Other Financing Expenses. Interest expense, net of interest income, decreased $6.6 million in 2001 to $103.0 million from $109.6 million in 2000 as the Company benefited from lower market interest rates on its floating rate senior debt and lower outstanding balances. This benefit was offset in part by increases in the margin that the Company pays above floating market rates pursuant to its senior secured debt agreement, as amended.

   The benefit of lower interest rates to the Company is partially limited by the Company's interest rate swap agreement and interest rate collar agreement. The interest rate swap agreement functions to lock the interest rate on $150 million of debt at a LIBOR rate of 6.01% plus the applicable margin paid by the Company on its senior secured debt. The interest rate collar agreement functions to lock the interest rate on $150 million of debt at a LIBOR rate of 6.5% plus the applicable margin paid by the Company on its senior secured debt when the three-month LIBOR rate is less than 4.55% or between 5.38% and 7.40%.

   During 2001, in accordance with the new accounting standard applicable to derivative instruments and hedging activities, the Company recorded expense of $10.6 million as the adjustment to the value of certain of its interest rate derivative agreements which are not effective as interest rate hedges. Approximately $1.6 million of this amount was paid in cash in 2001 and the balance of approximately $9.0 million will either be paid in cash or reversed and reflected as income in future periods, depending on future changes in prevailing market interest rates and the terms of the derivatives.

   Income Tax Benefit. The income tax benefit recorded in 2001 and 2000 was 28.0% and 36.2%, respectively, of the pretax loss. The rate in 2001 reflects a reduction in the deferred state tax benefits associated with the anticipated apportionment of income to the various states in which the Company is subject to tax.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Information necessary to reliably recast the calendar 1999 results consistent with the Company's current segmentation and provide meaningful discussion and analysis is not available. Therefore, the discussions of results for 2000 compared to 1999 and proforma 1999 are based on the segmentation used and previously reported for these periods.

   The following table sets forth certain historical results of operations data by division for the years ended December 31, 2000 and December 31, 1999 (in thousands):

                                                              Years Ended December 31,
                                                     ------------------------------------------
                                                             2000                  1999
                                                     --------------------  --------------------
                                                      Frozen       Dry      Frozen       Dry
                                                     ---------  ---------  ---------  ---------
                                                                   (in thousands)
Net sales........................................... $ 623,507  $ 376,624  $ 464,919  $ 411,287
Cost of goods sold..................................  (319,439)  (169,146)  (238,491)  (186,445)
                                                     ---------  ---------  ---------  ---------
       Gross profit.................................   304,068    207,478    226,428    224,842
                                                     ---------  ---------  ---------  ---------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution.......................   (69,559)   (48,095)   (55,116)   (45,531)
   Trade promotions.................................  (115,264)   (63,853)   (78,111)   (72,003)
   Consumer marketing...............................   (22,212)   (15,442)   (24,975)   (19,883)
                                                     ---------  ---------  ---------  ---------
Total brokerage, distribution and marketing expenses  (207,035)  (127,390)  (158,202)  (137,417)
Amortization of goodwill and other intangibles......   (22,236)   (22,583)   (17,223)   (21,082)
Selling, general and administrative expenses (1)....   (31,821)   (18,259)   (27,163)   (15,493)
Other financial, legal and accounting expenses (1)..   (29,500)   (17,852)        --         --
Columbus consolidation costs........................        --     (6,868)        --         --
Incentive plan (expense) credit.....................        --         --         --        571
Transition expenses.................................    (1,424)    (1,613)    (3,179)    (8,021)
                                                     ---------  ---------  ---------  ---------
       Total operating expenses.....................  (292,016)  (194,565)  (205,767)  (181,442)
                                                     ---------  ---------  ---------  ---------
Operating income.................................... $  12,052  $  12,913  $  20,661  $  43,400
                                                     =========  =========  =========  =========

--------
(1) In 2000, amounts were allocated to each division based on the percentage of each division's net sales to total net sales.

   Net Sales. Net sales for the year ended December 31, 2000 were $1.0 billion, an increase of $123.9 million from 1999. The sales growth in 2000 was due principally to acquisition activity in the Frozen Foods division as described below.

      Frozen Foods. Net sales in 2000 include a full year of both Chef's Choice(R) and Lender's(R), as compared to only nine months of Chef's Choice(R) and two months of Lenders(R) in 1999. Net sales of other frozen divisions' products were up slightly, primarily due to seafood price increase in the fourth quarter of 1999 offset in part by lower volumes. The volume declines were principally a result of the Company's decision in 2000 to terminate the prior practice of heavy quarter-end trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. Increased food service volume in part offset these volume reductions.

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

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses increased from $295.6 million in 1999 to $334.4 million in 2000, an increase of 13.1%, as a result of increases in both divisions. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 33.7% of net sales in 1999 to 33.4% of net sales in 2000 due primarily to decreases as a percentage of net sales in the frozen food division. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, increased from 11.5% of net sales in 1999 to 11.7% of net sales in 2000 due primarily to higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 17.1% of net sales in 1999 to 17.9% of net sales in 2000 due to increased trade promotion spending in the frozen foods division. Consumer marketing expenses, which include the costs of advertising, market research and in-store promotions, decreased primarily due to reductions in the amount of required support for baking, breakfast and pizza products.

      Frozen Foods. Brokerage, distribution and marketing expenses increased from $158.2 million in 1999 to $207.0 million in 2000, an increase of 30.8%, due primarily to the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. Brokerage and distribution expenses decreased from 11.9% of net sales in 1999 to 11.2% of net sales in 2000. This decrease is due primarily to a reduction in term discounts offered to customers and reduced brokerage costs as a result of consolidating brokerage to one national brokerage during the second quarter of 2000. Trade promotions expense increased from 16.8% of net sales in 1999 to 18.5% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to an increase in performance-based promotions, particularly in seafood. Consumer marketing expenses decreased from 5.4% of net sales in 1999 to 3.6% of net sales in 2000. This decrease was due primarily to the inclusion of the Lender's(R) and Chef's Choice(R) businesses in 2000, which have lower levels of consumer marketing as a percentage of net sales than other products in the division. In addition, consumer expense in 1999 included incremental support for new breakfast and pizza products and market expansion.

      Dry Grocery. Brokerage, distribution and marketing expenses decreased 7.3%, from $137.4 million in 1999 to $127.4 million in 2000. As a percentage of net sales, brokerage, distribution and marketing expenses increased from 33.4% in 1999 to 33.8% in 2000. Brokerage and distribution expenses increased from 11.1% of net sales in 1999 to 12.8% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs in the first half of 2000. Trade promotions expense decreased from 17.5% of net sales in 1999 to 17.0% of net sales in 2000. This decrease is due to reduced spending, not required in 2000 to support the prior practices of loading of trade inventories, offset in part by carryover amortization in 2000 of slotting fees incurred in 1999. Consumer marketing decreased from 4.8% of net sales in 1999 to 4.1% of net sales as a result of reduced media spending.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles increased from $38.3 million in 1999 to $44.8 million in 2000 due to the impact of acquisitions of the Chef's Choice(R) and Lender's(R) businesses.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $42.6 million in 1999 to $50.1 million in 2000, due primarily to the incremental costs necessary to manage the acquired Chef's Choice(R) and Lender's(R) businesses, the costs related to the employment of new management and other compensation related costs.

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

   Interest and Other Financing Expenses. The aggregate of the net interest income and expense, amortization of loan fees and other bank and financing expenses increased from $71.3 million in 1999 to $112.9 million in 2000. The increase was due primarily to the additional debt associated with the acquisitions of Chef's Choice(R) in April 1999 and Lender's(R) in November 1999. In addition, higher interest rates, costs associated with the accounts receivable sale facility and an increased debt levels in 2000 contributed to higher interest expense.

Year Ended December 31, 2000 Compared to the Pro Forma Year Ended December 31, 1999

   Information necessary to reliably recast the calendar 1999 results consistent with the Company's current segmentation and provide meaningful discussion and analysis is not available. Therefore, the discussions of results for 2000 compared to 1999 and proforma 1999 are based on the segmentation used and previously reported for these periods.

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

                                                              Years Ended December 31,
                                                     ------------------------------------------
                                                             2000                  1999
                                                     --------------------  --------------------
                                                      Frozen       Dry      Frozen       Dry
                                                     ---------  ---------  ---------  ---------
                                                                   (in thousands)
Net sales........................................... $ 623,507  $ 376,624  $ 630,912  $ 403,368
Cost of goods sold..................................  (319,439)  (169,146)  (321,570)  (186,445)
                                                     ---------  ---------  ---------  ---------
       Gross profit.................................   304,068    207,478    309,342    216,923
                                                     ---------  ---------  ---------  ---------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution.......................   (69,559)   (48,095)   (80,557)   (45,531)
   Trade promotions.................................  (115,264)   (63,853)  (102,572)   (72,003)
   Consumer marketing...............................   (22,212)   (15,442)   (31,448)   (22,326)
                                                     ---------  ---------  ---------  ---------
Total brokerage, distribution and marketing expenses  (207,035)  (127,390)  (214,577)  (139,860)
Amortization of goodwill and other intangibles......   (22,236)   (22,583)   (21,374)   (21,082)
Selling, general and administrative expenses (1)....   (31,821)   (18,259)   (37,466)   (15,493)
Other financial, legal and accounting expenses (1)..   (29,500)   (17,852)        --         --
Columbus consolidation costs........................        --     (6,868)        --         --
Incentive plan (expense) credit.....................        --         --         --        571
Transition expenses.................................    (1,424)    (1,613)    (3,179)    (8,021)
                                                     ---------  ---------  ---------  ---------
       Total operating expenses.....................  (292,016)  (194,565)  (276,596)  (183,885)
                                                     ---------  ---------  ---------  ---------
Operating income.................................... $  12,052  $  12,913  $  32,746  $  33,038
                                                     =========  =========  =========  =========

--------
(1) In 2000, amounts were allocated to each division based on the percentage of each division's net sales to total net sales.

   Net Sales. Net sales for the year ended December 31, 2000 were $1.0 billion, a decrease of $34.1 million from pro forma 1999. This decrease was primarily in the dry division.

      Frozen Foods. Net sales in 2000 were down $7.4 million or 1.2% from pro forma 1999 levels, principally a result of the Company's decision in early 2000 to terminate the prior practice of heavy quarterend trade loading and to drive down the excessive trade inventories that had accumulated as a result of these practices. Increased food service volume, reduced coupon expense and seafood price increases in part offset these volume reductions.

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

      Dry Grocery. Gross profit decreased 4.4% from $216.9 million in 1999 (pro forma) to $207.5 million in 2000 due primarily to the decrease in net sales, offset in part by lower coupon redemption costs in 2000 from high 1999 (pro forma) levels.

   Brokerage, Distribution and Marketing Expenses. Brokerage, distribution and marketing expenses decreased from $354.4 million in 1999 (pro forma) to $334.4 million in 2000, a decrease of 5.6%, as a result of decreases in both divisions. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 34.3% of net sales in 1999 (pro forma) to 33.4% of net sales in 2000. Brokerage and distribution costs, which include broker commissions, freight, warehousing and term discounts, decreased from 12.2% of net sales in 1999 (pro forma) to 11.8% of net sales in 2000 due primarily to reduction in brokerage and term discounts, offset in part by higher freight and warehousing expenditures as a percentage of net sales in the dry grocery division. Trade promotions expense, which consists of incentives offered to food retailers to carry and promote Aurora products, increased from 16.9% of net sales in 1999 (pro forma) to 17.9% of net sales in 2000 due to increased trade promotion spending in the frozen foods division. Consumer marketing expenses, which include the costs of advertising, market research and in-store promotions, decreased primarily due to reductions in baking, breakfast and pizza support required in 1999.

      Frozen Foods. Brokerage, distribution and marketing expenses decreased from $214.6 million in 1999 (pro forma) to $207.0 million in 2000, a decrease of 3.5%. Brokerage and distribution expenses decreased from 12.8% of net sales in 1999 (pro forma) to 11.2% of net sales in 2000. This decrease is due primarily to a reduction in term discounts offered to customers and reduced brokerage costs as a result of consolidating brokerage to one national brokerage during the second quarter of 2000. Trade promotions expense increased from 16.3% of net sales in 1999 (pro forma) to 18.5% of net sales in 2000. The increase in trade promotions as a percentage of net sales is due primarily to an increase in performance based promotions, particularly in seafood. Consumer marketing expenses decreased from 5.0% of net sales in 1999 (pro forma) to 3.6% of net sales in 2000. This decrease was due primarily to incremental support in 1999 for new breakfast and pizza products and market expansion.

      Dry Grocery. Brokerage, distribution and marketing expenses decreased from $139.9 million in 1999 (pro forma) to $127.4 million in 2000, or 8.9%. As a percentage of net sales, brokerage, distribution and marketing expenses decreased from 34.7% in 1999 (pro forma) to 33.8% in 2000. This decrease as a percentage of net sales was driven primarily by decreases in trade promotions and consumer marketing, offset in part by increases in brokerage and distribution costs. Brokerage and distribution expenses increased from 11.3% of net sales in 1999 (pro forma) to 12.8% of net sales in 2000. This increase is primarily a result of freight fuel surcharges and higher inventory storage costs. Trade promotions expense decreased from 17.9% of net sales in 1999 (pro forma) to 17.0% of net sales in 2000. This decrease is due to reduced spending not required in 2000 to support the prior practice of loading of trade inventories, offset in part by carryover amortization in 2000 of slotting fees incurred in 1999. Consumer marketing decreased from 5.5% of net sales in 1999 (pro forma) to 4.1% of net sales as a result of reduced media spending.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $53.0 million in 1999 (pro forma) to $50.1 million in 2000, primarily due to administrative office consolidation in 2000.

   Other Financial, Legal and Accounting Expenses. As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, related litigation and governmental proceedings, defaults under its loan agreements and related matters (see--"Restatements"), the Company has incurred financial, legal and accounting expenses, including charges to obtain waivers of its events of default and charges related to amending its financing facilities. Such costs totaled $47.4 million in 2000, including $5.9 million which has been accrued for estimated remaining costs to be paid. Consequently, the Company does not expect additional expense in future periods. These costs included a $17.7 million non-cash charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt.

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

Liquidity and Capital Resources

   For the year ended December 31, 2001 the Company generated $94.5 million from operating activities compared to the year ended December 31, 2000, when $56.5 million was used to fund operating activities. The $151 million improvement in cash generation primarily resulted from a $63.5 reduction in the pre-tax loss in 2001 and a net swing of $101.1 million in cash generated from working capital between 2001 and 2000. The pre-tax loss was reduced from $87.9 million in 2000 to $24.3 million in 2001 due to significant increases in product sales, the impact of the Company's cost reduction program and a net $60.3 million swing in other financial legal and accounting costs related to the restatements announced in early 2000, as well as the costs of consolidating the Columbus administrative operation and transition expenses, offset in part by increases in depreciation and book interest expense. The Company anticipates that operating earnings will continue to grow as a result of sales and gross margin improvements similar to those achieved in 2001 and reductions in net interest expense.

   The Company generated $38.7 million from working capital in 2001, a sharp reversal from the $62.4 million consumed in 2000. Of the $101.1 million net swing in working capital, approximately $56.7 million is related to electronic billing issues encountered at the end of 2000. Electronic systems interface issues in late 2000 resulted in an increase in accounts receivable at December 31, 2000 of approximately $26.8 million, which were resolved and collected in early 2001, returning the balance to more normal levels. Accounts payable balances grew $22.9 million in 2001 as the general level of production activity at year end 2001 was significantly higher than that of 2000. Aurora had used $37.7 million to reduce payables from historically high levels in 2000. Reduction of accrued expenses, primarily for promotional and coupon marketing programs was a significant use of cash in both years. Conversely, reductions in inventory, particularly in 2000, served as a significant source of liquidity. Looking ahead, the Company does not expect that changes in working capital will be significant in either generating or consuming liquidity on an annual basis although significant seasonal movement is still to be expected.

   Net cash used in investing activities for the year ended December 31, 2001 was $24.9 million compared to $23.6 million during 2000. Capital expenditures for 2001 totaled $25.0 million, of which approximately $10 million represented an investment in the Company's St. Elmo, Illinois distribution center and syrup production facility. Investing activities in 2000 included $16.8 million of capital investment and $8.0 million of payments related to the 1999 acquisitions of Lender's and Sea Coast. The Company anticipates that capital expenditures for 2002 will be marginally higher than for 2001.

   The Company used the cash generated from operations in 2001 to significantly reduce its debt. As of year end 2001, the Company's debt principally consisted of a senior secured lending facility totaling $638.4 million at year end 2001 and $400 million of subordinated debt. During 2001, the Company made $33.0 million in scheduled amortization payments on its senior debt and reduced its borrowings under the revolver by $32.3 million. In addition, it reduced its sales of receivables by a net $5.3 million to $33.3 million at December 31, 2001. While the Company had met its $28.0 million amortization requirement in 2000, the significant cash shortfall from operations had required it to increase revolver borrowing by $54.4 million and sell net receivables of $38.6 million. In addition, the Company raised $15 million in 2000 from the issuance of preferred stock to related parties.

   The Company's principal sources of operational liquidity in addition to cash generated by operations are its revolving credit facility under its senior secured lending agreement and its ongoing sale of receivables under its receivable sales facility.

   As the Company entered 2001, its senior lending group was interested in reducing the Company's leverage and sought to encourage the Company to do this through covenants that tightly limited the EBITDA performance of the Company, and that encouraged the Company to sell at least $90 million of assets by imposing a 25 basis point increase on the interest rate spread on borrowings in the event that the asset sale target was not reached. The Company's quarterly performance improved on a year over year basis throughout the year, but no assets were sold. During the course of 2001, the Company and its lenders twice amended its credit agreement to ensure, in advance of certain quarterly covenant tests, that the Company would remain in compliance with its restrictive debt covenants despite the absence of asset sales. The Company complied with all amended covenants.

   The Company and its lenders further amended the senior secured lending facility on February 26, 2002 to provide for revised financial covenants for the company through March 31, 2003, to affirm the right of the Company to continue to sell receivables under the receivable sales agreement, and to provide flexibility for the Company to undertake a potential refinancing of its receivable sales facility. The amended covenants provide more operating latitude to the Company relative to those under which the Company operated in 2001. There is no requirement for asset sales, nor is there a penalty for the failure to sell assets. The restrictive covenants, as defined for 2002, do not permit additional indebtedness, except for nominal amounts and obligations incurred in the normal course of business, limit capital expenditures to $30.0 million, do not permit the payment of cash dividends and require the Company to maintain ratios of interest and fixed charge coverages and total and senior debt leverage.

   Aurora was helped by the declining interest rate environment in 2001. Because of the structure of its interest rate hedges, the Company receives approximately half of the benefit from declining interest rates and is only subject to about half of the effect of interest rate increases. Cash interest expense excluding bank fees in 2001 fell 7.9 percent to $100.9 million as compared to $109.60 million in 2000. Significantly, the year-to-year decline in cash interest expense in the fourth quarter was 16.9 percent, as the full impact of lower rates, combined with the continued amortization of the Company's senior debt reduced the Company's quarterly cash interest expense by $4.8 million.

   An important indicator of Aurora's financial health, are the prices at which its senior subordinated debt trades. During 2001, the market value of its 83/4% and 9 7/8% senior subordinated debt increased from $140.0 million to $182.0 million and $142.0 million to $192.0 million, respectively.

   The second major source of effective financing for the Company is its receivable sales facility. In April 2000, the Company entered into an agreement to sell, on a periodic basis, specified accounts receivable in amounts of up to $60 million. The incremental liquidity provided by this receivable sales facility was required to deal with the extraordinary costs resulting from the restatements. The facility has subsequently been amended to reduce the maximum amount of receivable sales to $42 million and currently extends to March 31, 2002. The Company has the option, exercisable for a fee through March 31, 2002, to further extend the receivables sale facility through March 31, 2003.

   Under terms of the receivable sales agreement, receivables are sold at a discount that effectively yields an interest rate to the purchaser of prime plus 2.5% to 3.0%. The Company sells receivables on a weekly or twice weekly basis and generates the ability to sell additional receivables as previously sold receivables are collected. As such, the receivables sale facility effectively acts in a manner similar to a secured revolving credit facility, although it is reflected on the balance sheet as a reduction in accounts receivable and not as debt, since the credit risk associated with the collection of accounts receivable sold has been transferred to the purchaser. During 2001, the Company reduced the net amounts sold under the receivable sales facility by $5.3 million dollars. Also see Note 19 to the consolidated financial statements included in this Form 10-K.

   As of March 14, 2002 the Company has $17.1 million available for borrowings under its credit agreement and has sold a net $33.7 million of accounts receivable.

   The Company is highly leveraged. At March 14, 2002, the Company had outstanding approximately $1.06 billion in aggregate principal indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense will fluctuate with respect to its senior lending facilities depending on changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition the Company is currently limited in its ability to pursue additional acquisitions.

   Management of the Company believes that cash generated from operations as well as its cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2002 to fund its operating and capital expenditure requirements and its debt service obligations. Demand for the food products that the Company sells is historically quite stable, and the Company believes that it will continue to grow its operating earnings (before the effect of one time items) consistent with its 2001 growth as costs continue to be reduced. Although capital expenditures are anticipated to increase marginally from 2001 levels, cash interest expense is likely to decline as debt continues to be reduced in what would appear to be a favorable full year interest rate environment.

Commitments and Contractual Obligations

   A summary of the non-cancelable contractual obligations of the Company as of December 31, 2001 is as follows (in thousands):

                                                              Payments Due by Period
                                                 -------------------------------------------------
                                                            Less than                      After
                                                   Total     1 Year   1-3 years 4-5 years 5 years
                                                 ---------- --------- --------- --------- --------
Contractual Obligations:
   Long-Term Debt............................... $1,038,365 $ 37,872  $ 90,582  $509,911  $400,000
   Capital Lease Obligations....................      3,843      368       736       749     1,990
   Operating Leases, net........................     15,245    2,159     3,524     2,776     6,786
   Derivative Instruments.......................     15,821   12,143     3,678        --        --
   Unconditional Purchase Obligations...........     79,458   79,458        --        --        --
   Accounts Payable, Accrued Expenses and
     Other Long-Term Obligations................    154,641  153,629       288       188       536
   Other........................................     21,788    9,910     8,878     3,000        --
                                                 ---------- --------  --------  --------  --------
       Contractual Cash Obligations.............  1,329,161  295,539   107,686   516,624   409,312
   Less Amounts Reflected on the December 31,
     2001 Balance Sheet.........................  1,212,670  204,012    95,284   510,848   402,526
                                                 ---------- --------  --------  --------  --------
   Contractual Obligations not Reflected on the
     December 31, 2001 Balance Sheet............ $  116,491 $ 91,527  $ 12,402  $  5,776  $  6,786
                                                 ========== ========  ========  ========  ========

Contingencies

   See "Item 3. Legal Proceedings," which is incorporated herein by reference.

Impact of New Accounting Pronouncements

   In April, 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. The consensus requires that all amounts paid to purchasers of the Company's products be characterized as reductions of revenue rather than expenses in most circumstances. Adoption of the change will be required in financial statements issued by the Company for 2002, and similar amounts in prior periods' financial statements will be reclassified to conform with the new presentation. Management expects that the entire amount reflected as trade promotions in the accompanying consolidated statements of operations will be reclassified and reduce net sales in future periods. This reclassification will not impact the reported amounts of operating income.

   In late June 2001, the FASB approved the issuance of FAS 142, Goodwill and Other Intangible Assets which, for the Company, will be required to be adopted as of January 1, 2002. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, and (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives. In addition, FAS 142 requires that identifiable intangible assets with indefinite lives not be amortized, but be evaluated annually for impairment using a one-step method and that identifiable intangible assets with finite lives continue to be amortized over their respective estimated remaining useful lives. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the fair value of all recorded identifiable net assets of the reporting unit, (the "residual") to the recorded book value of reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required. Management does not expect to complete the calculation in the first step until the second quarter of 2002. The one-step method to be used to evaluate the value of identifiable intangible assets classified as having indefinite lives requires that the book value of such intangibles shall not exceed the fair value of such intangibles. Fair value as defined in the above methods is to be determined based on the estimated values that would be realized in a sale of the respective business or assets between unrelated third parties. FAS 142 is complex and adoption will require that management make certain allocations, estimates and determinations of value that have not yet been completed and that may, when completed, result in changes to any expected results or preliminary conclusions as to the impact of adoption that have been reached at this time.

   Although the Company has not yet completely quantified the impacts, the adoption of the new pronouncement will result in the elimination of the amortization of goodwill in future periods ($20.0 million, $20.0 million and $15.2 million of amortization expense were reflected in the accompanying consolidated statements of operations in the years ended December 31, 2001, 2000 and 1999, respectively). Prior to reporting results for the first quarter of 2002, management will have completed the study, required by FAS 142, to determine if its brands have indefinite or finite lives. No conclusions have been reached at this time. Total amortization of tradenames reflected in the accompanying statements of operations for the years ended December 31, 2001, 2000 and 1999 was $12.3 million, $12.3 million and $9.3 million, respectively. Other intangible assets will continue to be amortized over their respective lives, ($7.5 million, $7.6 million and $5.6 million of amortization expense in the years ended December 31, 2001, 2000 and 1999, respectively).

   Management expects that adoption of FAS 142 will result in a cumulative effect adjustment, to be reported as a change in accounting principle, to reduce the value of goodwill and tradenames reflected in the accompanying consolidated balance sheet at December 31, 2001. Management will be conducting a comprehensive review of the value of all of its reporting units and the recorded amounts of goodwill and tradenames as required by FAS 142 during the second quarter of 2002. However, preliminary information and review indicates that an adjustment will be required to the recorded values of intangibles associated with the 1999 acquisition of the Lender's bagel business. The recorded amounts of goodwill and trademark, net of accumulated amortization, at December 31, 2001 for the Lender's business are $47.8 million and $132.3 million, respectively. The amount of the adjustment to the value of intangibles for the Lender's business or any of the Company's other amounts of goodwill and intangible assets resulting from the adoption of FAS 142 has not yet been determined. At December 31, 2002, the total amount of goodwill and trademarks reflected on the consolidated balance sheet of the Company, net of accumulated amortization, was $722.3 million and $483.7 million, respectively. Any impairment loss which results from the adoption of this standard will not be finally determined until later during calendar 2002. Management also expects that $1.6 million currently classified as intangible assets will be reclassified to goodwill in connection with the adoption of this statement.

Interest Rate Agreements

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

   At December 31, 2001, the Company was party to three interest rate agreements. The counterparty to each of the agreements is JPMorgan Chase Bank. On March 17, 1998, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $150.0 million, which granted the counterparty the option to renew the agreement for one additional year. The rate is set quarterly, and was last reset on March 18, 2002, resulting in a net liability to the Company of 4.02% for the following quarter. On November 30, 1998, the Company amended the Swap whereby the counterparty received the option to further extend the termination date an additional year to March 17, 2003 and the applicable rate was decreased from 5.81% to 5.37%. On April 28, 2000, the Company further amended the Swap whereby the applicable rate was increased from 5.37% to 6.01%. Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 6.01% and make payments to the counterparty if the three-month LIBOR rate is less than 6.01%. On March 15, 2001, the counterparty exercised its option to extend the term of the Swap to March 17, 2003.

   On April 13, 1999, the Company entered into a bond fixed to floating interest rate collar agreement, which was amended on April 28, 2000 (the "Bond Swap"), with a notional principal amount of $200.0 million. The rate is set quarterly, with the next reset date of April 2, 2002. Under the Bond Swap, the Company receives an effective 8.63% fixed interest rate and pays three-month LIBOR plus 3.25%, subject to certain caps and floors. Under the Bond Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate plus 3.25% is between 7.80% and 8.63% and make payments if the three-month LIBOR rate plus 3.25% exceeds 10.65%.

   On November 15, 1999, the Company entered into a five-year interest rate collar agreement, which was amended on April 28, 2000 (the "Collar"), with a notional principal amount of $150.0 million. The rate is set quarterly and was last reset on February 19, 2002, resulting in a net liability to the Company of 4.6% for the following quarter. Under the Collar, the Company would receive payments from the counterparty if the three-month LIBOR rate is between 6.50% and 7.50% or exceeds 8.25%. The Company would make payments if the three-month LIBOR rate is less than 4.95%.

   During 2001, the Company made net payments under interest rate agreements aggregating $3.9 million. During 2000, the Company received net payments of $0.9 million and in 1999 made net payments of $0.7 million.

   Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 2001, the fair value of the Company's interest rate agreements was a liability of $15.4 million.

Forward-Looking Statements

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors could include, among others: changes in interest rates; the availability of funding for operations; the ability of the Company to service its high level of indebtedness; the ability of management to implement a successful strategy; the ability of the Company to develop and maintain effective internal controls; the ability of the Company to successfully integrate the Company's brands; the ability of the Company to reduce expenses; the ability of the Company to retain key personnel; the ability of the Company to retain key customers; the ability of the Company to successfully introduce new products; the Company's success in increasing volume; the effectiveness of the Company's advertising campaigns; the ability of the Company to successfully leverage its brands; the ability of the Company to develop and maintain effective distribution channels; the ability of the Company to grow and maintain its market share; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; terms and development of capital; the ability of the Company to realize the value of its deferred tax assets; the ultimate outcome of asserted and unasserted claims against the Company; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company entered into interest rate agreements for non-trading purposes. Risks associated with the interest rate agreements include those associated with changes in the market value and interest rates. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements not to be material.

   The table below provides information about the Company's financial instruments and derivatives that are sensitive to changes in interest rates, including interest rate derivatives and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate derivatives, the table presents the notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract rates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2001.

                                   Expected Maturity Date as of December 31, 2001      Value
                                  -----------------------------------------------  ------------
                                                                     There-
                                  2002   2003   2004   2005   2006   after  Total  2001   2000
                                  -----  -----  -----  -----  -----  ------ -----  -----  -----
                                                         ($ in millions)
Long-term debt:
   Fixed rate debt...............    --     --     --     --     --  400.0  400.0  374.0  282.0
       Average interest rate.....   9.3%   9.3%   9.3%   9.3%   9.3%   9.3%   9.3%
   Variable rate debt............  37.9   42.8   47.8  155.7  354.2     --  638.4  638.4  703.6
       Average interest rate.....   6.3%   8.6%  10.0%  10.5%  10.8%   N/A%  10.3%
Interest rate derivatives:
   Variable to fixed.............    --  150.0  150.0     --     --     --  300.0  (15.4)  (3.7)
       Average pay rate..........   6.3%   5.8%   5.9%   0.0%   0.0%   0.0%   N/A
       Average receive rate......   2.3%   4.6%   5.9%   0.0%   0.0%   0.0%   N/A
   Fixed to variable............. 200.0     --     --     --     --     --  200.0     --   (1.1)
       Average pay rate..........   8.6%   0.0%   0.0%   0.0%   0.0%   0.0%   N/A
       Average receive rate......   8.6%   0.0%   0.0%   0.0%   0.0%   0.0%   N/A

   The value of the Company's fixed rate debt increased as the market's perception of the Company's credit worthiness improved. The value of the Company's variable rate debt decreased as the Company paid down its debt. The liability associated with the Company's interest rate derivatives increased due to reductions in market interest rates.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to Item 14, which is incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information appearing under "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Notice of Annual Meeting and Proxy Statement dated March 29, 2002 (the "2002 Proxy Statement"), is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

   The information appearing under "Compensation of Directors," "Executive Compensation," "Human Resource Committee Report on Executive Compensation," "Performance Graph," and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under "Stock Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

    1. Financial Statements--See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 39 of this report.

    2. The following supplemental schedule for the years ended December 31, 2001, 2000 and 1999:

Schedule II--Valuation Reserves

      All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

    3. Exhibits--See the Exhibit Index. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report, see the exhibits listed under Exhibit Nos. 10.9 through 10.19, and 10.22 through 10.28 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this report:

  3.1 Certificate of Incorporation of Aurora Foods Inc., as amended.

10.15 Indemnity Agreement, dated as of June 5, 2001, between Stephen L. Key and Aurora
      Foods Inc.

10.16 Indemnity Agreement, dated as of June 5, 2001, between William B. Connell and Aurora
      Foods Inc.

10.17 Indemnity Agreement, dated as of June 5, 2001, between Jack Murphy and Aurora Foods
      Inc.

10.32 Amendment and Waiver, dated as of April 16, 2001 to the Fifth Amended and Restated
      Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods
      Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative
      Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS
      AG, Stamford Branch, as Documentation Agent.

10.34 Waiver, dated as of December 21, 2001, to the Fifth Amended and Restated Credit
      Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG,
      Stamford Branch, as Documentation agent.

10.35 Amendment and Waiver, dated as of February 26, 2002 to the Fifth Amended and Restated
      Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods
      Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative
      Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS
      AG, Stamford Branch, as Documentation Agent.

10.38 Amendment, dated December 19, 2001 to the Receivables Purchase Agreement, dated as of
      April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase
      Manhattan Bank, as borrower.

 23.1 Consent of PricewaterhouseCoopers LLP

 24.1 Power of Attorney.

(b) Reports on Form 8-K during the quarter ended December 31, 2001:

   None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AURORA FOODS INC.

                                                 /S/   JAMES T. SMITH
Date: March 25, 2002
                                          By: _______________________________
                                                       James T. Smith
                                              Chairman of the Board, President
                                                            and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James T. Smith his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2002.

          Signature                       Title
          ---------                       -----

   /S/  WILLIAM B. CONNELL    Director
-----------------------------
     William B. Connell

   /S/  CHARLES J. DELANEY    Director
-----------------------------
     Charles J. Delaney

    /S/  DAVID E. DELEEUW     Director
-----------------------------
      David E. DeLeeuw

  /S/  RICHARD C. DRESDALE    Director
-----------------------------
     Richard C. Dresdale

     /S/  ANDREA GEISSER      Director
-----------------------------
       Andrea Geisser

          Signature                       Title
          ---------                       -----

     /S/  STEPHEN L. KEY      Director
-----------------------------
       Stephen L. Key

       /S/  PETER LAMM        Director
-----------------------------
         Peter Lamm

    /S/  GEORGE E. MCCOWN     Director
-----------------------------
      George E. McCown

      /S/  JACK MURPHY        Director
-----------------------------
       John E. Murphy

/S/  CHRISTOPHER T. SORTWELL  Executive Vice President,
----------------------------- Chief Financial Officer,
   Christopher T. Sortwell    Secretary and Treasurer
                              (Principal Accounting and
                              Finance Officer)

     /S/  JAMES T. SMITH      Chairman of the Board,
----------------------------- President and Chief Executive
       James T. Smith         Officer (Principal Executive
                              Officer)

  Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                      Page
                                                                      ----
      1... Consolidated Financial Statements of the Company
           Report of Independent Accountants.........................  40
           Consolidated Balance Sheets...............................  41
           Consolidated Statements of Operations.....................  42
           Consolidated Statements of Comprehensive Income...........  43
           Consolidated Statements of Changes in Stockholders' Equity  44
           Consolidated Statements of Cash Flows for the years ended.  45
           Notes to Consolidated Financial Statements................  46

        2. Financial Statement Schedule
           Schedule II--Valuation Reserves...........................  77

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Aurora Foods Inc.

   In our opinion, the consolidated financial statements listed in the index on page 39 present fairly, in all material respects, the financial position of Aurora Foods Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 39 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the consolidated financial statements, effective January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives".

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 26, 2002

                               AURORA FOODS INC.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)

                                                                                           December 31,
                                                                                      ----------------------
                                                                                         2001        2000
                                                                                      ----------  ----------
                                       ASSETS
Current assets:
   Cash and cash equivalents......................................................... $      184  $      525
   Accounts receivable, net of $588 and $725 allowance, respectively.................     91,229     121,193
   Accounts receivable sold..........................................................    (33,302)    (38,565)
   Inventories (Note 6)..............................................................     99,560     104,319
   Prepaid expenses and other assets.................................................      5,524       6,496
   Current deferred tax assets (Note 16).............................................     18,563      17,133
                                                                                      ----------  ----------
       Total current assets..........................................................    181,758     211,101
Property, plant and equipment, net (Note 7)..........................................    232,650     239,107
Deferred tax asset (Note 16).........................................................     47,799      40,045
Goodwill and other intangible assets, net (Note 8)...................................  1,229,652   1,268,942
Other assets.........................................................................     31,181      35,091
                                                                                      ----------  ----------
       Total assets.................................................................. $1,723,040  $1,794,286
                                                                                      ==========  ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long term debt (Note 10).................................... $   37,970  $   32,926
   Accounts payable..................................................................     73,001      50,123
   Accumulated preferred dividends payable...........................................      1,586         333
   Accrued liabilities (Note 9)......................................................     80,417      87,840
                                                                                      ----------  ----------
       Total current liabilities.....................................................    192,974     171,222
Other liabilities....................................................................     16,683       5,848
Long term debt (Note 10).............................................................  1,003,931   1,072,502
                                                                                      ----------  ----------
       Total liabilities.............................................................  1,213,588   1,249,572
                                                                                      ----------  ----------
Commitments and contingent liabilities (Notes 4, 5, 12 and 20)
Stockholders' equity:
   Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares,
     Series A Convertible Cumulative, issued and outstanding, with a liquidation
     preference value of $16,586 (Note 11)...........................................         37          37
   Common stock, $0.01 par value; 250,000,000 shares authorized; 74,254,467 and
     74,123,682 shares issued, respectively (Note 22)................................        743         741
   Paid-in capital...................................................................    685,582     685,091
   Treasury stock....................................................................    (13,266)         --
   Accumulated other comprehensive loss..............................................     (3,844)         --
   Promissory notes (Note 19)........................................................        (40)       (227)
   Accumulated deficit...............................................................   (159,760)   (140,928)
                                                                                      ----------  ----------
       Total stockholders' equity....................................................    509,452     544,714
                                                                                      ----------  ----------
       Total liabilities and stockholders' equity.................................... $1,723,040  $1,794,286
                                                                                      ==========  ==========

         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                              Years Ended December 31,
                                                                         ---------------------------------
                                                                            2001        2000       1999
                                                                         ----------  ----------  ---------
Net sales............................................................... $1,036,096  $1,000,131  $ 876,206
Cost of goods sold......................................................   (494,698)   (488,585)  (424,936)
                                                                         ----------  ----------  ---------
   Gross profit.........................................................    541,398     511,546    451,270
                                                                         ----------  ----------  ---------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution...........................................   (117,739)   (117,654)  (100,647)
   Trade promotions.....................................................   (193,955)   (179,117)  (150,114)
   Consumer marketing...................................................    (37,213)    (37,654)   (44,858)
                                                                         ----------  ----------  ---------
       Total brokerage, distribution and marketing expenses.............   (348,907)   (334,425)  (295,619)
Amortization of goodwill and other intangibles..........................    (44,670)    (44,819)   (38,305)
Selling, general and administrative expenses............................    (58,035)    (50,080)   (42,656)
Other financial, legal and accounting income (expenses).................      3,789     (47,352)        --
Incentive plan credit...................................................         --          --        571
Columbus consolidation costs (Note 14)..................................       (723)     (6,868)        --
Transition expenses (Note 13)...........................................         --      (3,037)   (11,200)
                                                                         ----------  ----------  ---------
       Total operating expenses.........................................   (448,546)   (486,581)  (387,209)
                                                                         ----------  ----------  ---------
   Operating income.....................................................     92,852      24,965     64,061
Interest expense, net...................................................   (103,000)   (109,554)   (68,403)
Adjustment of value of derivatives......................................    (10,641)         --         --
Amortization of deferred financing expense..............................     (3,468)     (3,016)    (2,060)
Other bank and financing expenses.......................................       (150)       (336)      (838)
                                                                         ----------  ----------  ---------
       Loss before income taxes and cumulative effect of change in
         accounting.....................................................    (24,407)    (87,941)    (7,240)
Income tax benefit (Note 16)............................................      6,828      31,850      2,791
                                                                         ----------  ----------  ---------
       Net loss before cumulative effect of change in accounting........    (17,579)    (56,091)    (4,449)
Cumulative effect of change in accounting, net of tax of $5,722 (Note 2)         --     (12,161)        --
                                                                         ----------  ----------  ---------
       Net loss.........................................................    (17,579)    (68,252)    (4,449)
Preferred dividends (Note 11)...........................................     (1,253)       (333)        --
                                                                         ----------  ----------  ---------
   Net loss available to common stockholders............................ $  (18,832) $  (68,585) $  (4,449)
                                                                         ==========  ==========  =========
Basic and diluted loss per share available to common stockholders before
  cumulative effect of change in accounting............................. $    (0.26) $    (0.81) $   (0.07)
   Cumulative effect of change in accounting............................         --       (0.18)        --
                                                                         ----------  ----------  ---------
   Basic and diluted loss per share available to common stockholders.... $    (0.26) $    (0.99) $   (0.07)
                                                                         ==========  ==========  =========
Pro forma amounts assuming the change in accounting was applied retroactively:
   Net loss available to common stockholders............................ $  (18,832) $  (56,424) $ (14,085)
                                                                         ==========  ==========  =========
   Basic and diluted loss per share available to common stockholders.... $    (0.26) $    (0.81) $   (0.21)
                                                                         ==========  ==========  =========
Weighted average number of shares outstanding...........................     72,499      69,041     67,023
                                                                         ==========  ==========  =========

         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (in thousands)

                                                                                 Years Ended December 31,
                                                                               ---------------------------
                                                                               --------  --------  -------
                                                                                 2001      2000     1999
                                                                               --------  --------  -------
                                                                               --------  --------  -------
Net loss...................................................................... $(17,579) $(68,252) $(4,449)
Other comprehensive income (loss) net of tax (Note 15):
   Adoption of FAS133 for hedging activities, net of tax of $1,396............   (2,277)       --       --
   Losses deferred on qualifying cash flow hedges, net of tax of $1,543.......   (2,517)       --       --
   Reclassification adjustment for cash flow hedging losses recognized in net
     loss, net of tax of $582.................................................      950        --       --
                                                                               --------  --------  -------
Total other comprehensive loss................................................   (3,844)       --       --
                                                                               --------  --------  -------
       Total comprehensive loss............................................... $(21,423) $(68,252) $(4,449)
                                                                               ========  ========  =======



         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                             Accumulated
                                                Additional                                      Other
                               Preferred Common  Paid-in   Promissory Treasury  Accumulated Comprehensive
                                 Stock   Stock   Capital     Notes     Stock      Deficit       Loss       Total
                               --------- ------ ---------- ---------- --------  ----------- ------------- --------
Balance at December 31, 1998..   $ --     $670   $647,889    $(562)   $     --   $ (67,894)    $    --    $580,103
Employee stock purchases
 (Note 21)....................      --      --        365       --          --          --          --         365
Payments on officer promissory
 notes (Note 19)..............      --      --         --      239          --          --          --         239
Net loss......................      --      --         --       --          --      (4,449)         --      (4,449)
                                 -----    ----   --------    -----    --------   ---------     -------    --------
Balance at December 31, 1999..      --     670    648,254     (323)         --     (72,343)         --     576,258
Issuance of preferred stock
 (Note 11)....................      37      --     14,963       --          --          --          --      15,000
Cumulative preferred dividends
 (Note 11)....................      --      --         --       --          --        (333)         --        (333)
Common stock issued to senior
 subordinated noteholders
 (Note 10)....................      --      70     21,644       --          --          --          --      21,714
Employee stock purchases
 (Note 21)....................      --       1        394       --          --          --          --         395
Retirements of stock..........      --      --       (164)      --          --          --          --        (164)
Payment on officer promissory
 notes (Note 19)..............      --      --         --       96          --          --          --          96
Net loss......................      --      --         --       --          --     (68,252)         --     (68,252)
                                 -----    ----   --------    -----    --------   ---------     -------    --------
Balance at December 31, 2000..      37     741    685,091     (227)         --    (140,928)         --     544,714
Receipt of shares from former
 management (Notes 12
 and 20)......................      --      --         --       --     (15,653)         --          --     (15,653)
Distribution of shares to
 shareholder class (Notes 12
 and 20)......................      --      --        113       --       2,387          --          --       2,500
Employee stock purchases
 (Note 21)....................      --       1        278       --          --          --          --         279
Restricted stock awards
 (Note 21)....................      --      --          4       --          --          --          --           4
Stock options exercised
 (Note 21)....................      --       1         96       --          --          --          --          97
Cumulative preferred dividends      --      --         --       --          --      (1,253)         --      (1,253)
Payment on officer promissory
 notes (Note 19)..............      --      --         --      187          --          --          --         187
Net loss......................      --      --         --       --          --     (17,579)         --     (17,579)
Adoption of FAS 133
 (Note 15)....................      --      --         --       --          --          --      (2,277)     (2,277)
Net deferred hedging loss
 (Note 15)....................      --      --         --       --          --          --      (1,567)     (1,567)
                                 -----    ----   --------    -----    --------   ---------     -------    --------
Balance at December 31, 2001..   $  37    $743   $685,582    $ (40)   $(13,266)  $(159,760)    $(3,844)   $509,452
                                 =====    ====   ========    =====    ========   =========     =======    ========

         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                               Years Ended December 31,
                                                                            -----------------------------
                                                                              2001      2000      1999
                                                                            --------  --------  ---------
Cash flows from operating activities:
   Net loss................................................................ $(17,579) $(68,252) $  (4,449)
   Cumulative effect of change in accounting...............................       --    12,161         --
   Adjustments to reconcile net (loss) to cash provided by operating activities:
       Depreciation........................................................   28,746    25,627     15,084
       Amortization........................................................   47,905    47,708     40,172
       Deferred income taxes...............................................   (6,828)  (31,850)    (2,244)
       Incentive plan credit...............................................       --        --       (571)
       Non-cash restructuring cost.........................................       --     3,094         --
       Recognition of loss on derivatives, net.............................    9,018        --         --
       Receipt of shares from former management............................  (15,653)       --         --
       Recognition of liability to shareholder class.......................   10,000        --         --
       Non-cash other financial, legal and accounting expense..............       --    17,714         --
       (Gain) loss on disposal of fixed assets and other, net..............      273      (303)     1,780
       Change in assets and liabilities, net of effects of businesses acquired:
          (Increase) decrease in accounts receivable.......................   29,964   (26,768)    (6,625)
          (Increase) decrease in inventories...............................    4,759    18,352    (22,664)
          (Increase) decrease in prepaid expenses and other current
            assets.........................................................    1,151    15,211    (14,728)
          Increase (decrease) in accounts payable..........................   22,878   (37,707)    19,528
          Increase (decrease) in accrued liabilities.......................  (15,356)  (30,924)    (1,281)
          Decrease in other non-current liabilities........................   (4,733)     (576)   (12,853)
                                                                            --------  --------  ---------
Net cash provided by (used by) operating activities........................   94,545   (56,513)    11,149
                                                                            --------  --------  ---------
Cash flows from investing activities:
   Additions to property, plant and equipment..............................  (20,113)  (12,780)   (25,281)
   Changes to other non-current assets and liabilities.....................   (4,873)   (4,034)    (6,002)
   Proceeds from sale of assets............................................       66     1,176         --
   Payment for acquisition of businesses...................................       --    (7,984)  (343,885)
                                                                            --------  --------  ---------
Net cash used in investing activities......................................  (24,920)  (23,622)  (375,168)
                                                                            --------  --------  ---------
Cash flows from financing activities:
   Proceeds (repayments) from senior secured revolving and term debt.......  (32,300)   54,400    633,400
   Repayment of debt.......................................................  (32,966)  (27,980)  (262,080)
   Increase (decrease) in accounts receivable sold.........................   (5,263)   38,565         --
   Issuance of preferred stock.............................................       --    15,000         --
   Capital contributions and repayment of officer promissory notes.........      563       492        605
   Debt issuance and equity offering costs.................................       --      (132)    (7,945)
                                                                            --------  --------  ---------
Net cash (used by) provided by financing activities........................  (69,966)   80,345    363,980
                                                                            --------  --------  ---------
Increase (decrease) in cash and cash equivalents...........................     (341)      210        (39)
Cash and cash equivalents, beginning of period.............................      525       315        354
                                                                            --------  --------  ---------
Cash and cash equivalents, end of period................................... $    184  $    525  $     315
                                                                            ========  ========  =========

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

   The principal trademarks owned or licensed by the Company are Duncan Hines(R), Lender's(R), Log Cabin(R), Mrs. Butterworth's(R), Van de Kamp's(R), Mrs. Paul's(R), Aunt Jemima(R), Celeste(R), and Chef's Choice(R).

   The Company produces its Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood products primarily at its Erie, Pennsylvania, and Jackson, Tennessee manufacturing facilities. The Company has also moved the manufacturing of some of its specialty seafood products from co-packers to a seafood processing facility in Yuba City, California that the Company acquired in February 1999. The Company also uses this facility to produce some of its new seafood items. The Company produces its Aunt Jemima(R) frozen breakfast products at its Jackson, Tennessee and Erie, Pennsylvania facilities and its Celeste(R) frozen pizza products at the Jackson, Tennessee facility. The Company produces its Lender's(R) frozen, refrigerated and fresh bagel products at its Mattoon, Illinois and West Seneca, New York facilities. The Company's Chef's Choice(R) products are packaged at the Yuba City, California facility. Duncan Hines(R) cake mixes, brownie mixes, specialty mixes and frosting products are produced by contract manufacturers. The Company's syrup products have historically been produced by contract manufacturers. Following the purchase of the manufacturing and distribution facility in St. Elmo, Illinois in 2001, the Company in 2002 has begun the production and packaging of its syrup products at this facility. It is anticipated that substantially all of the Company's syrup packages will be produced in St. Elmo by the end of 2002.

Liquidity

   The Company is highly leveraged. At December 31, 2001, the Company has outstanding approximately $1.04 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its revolving credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. In addition, the Company is limited in its ability to pursue additional acquisitions.

   Management of the Company believes that cash generated from operations as well as its cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2002 to fund its operating and capital expenditure requirements and its debt service obligations. Demand for the food products that the Company sells is historically quite stable, and the Company believes that it will continue to grow its operating earnings (before the effect of one time items) consistent with its 2001 growth as costs continue to be reduced. Although capital expenditures are anticipated to increase marginally from 2001 levels, cash interest expense is likely to decline as debt continues to be reduced in what would appear to be a favorable full year interest rate environment.

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

   The Company used the net proceeds from the IPO, the Notes Offering and the New Senior Bank Facilities to (i) repay $180.8 million of senior secured bank debt under the Second Amended and Restated Credit and Guarantee Agreement, dated as of July 9, 1996, among VDK Holdings, VDK, the banks and other financial institutions parties thereto and The Chase Manhattan Bank, as agent, as amended (the "VDK Senior Bank Facilities"), (ii) repay $467.0 million under the Aurora Senior Bank Facilities, (iii) redeem the 12% Senior Subordinated Notes due 2005 issued under an Indenture dated as of September 15, 1995, between VDK and Harris Trust and Savings Bank, as Trustee (the "VDK Notes") (redemption completed on July 31, 1998) in the principal amount of $100.0 million and (iv) pay the $14.5 million redemption premium associated with the VDK Notes (in whole or in part, the "Refinancings"). As a result of the early extinguishment of the Aurora Senior Bank Facilities, the Company recorded in the year ended December 31, 1998 an extraordinary charge of $7.3 million, net of income tax of $4.4 million, for the write-off of deferred financing charges.

   As a consequence of the IPO, no additional incentive plan expense will be recorded under the Aurora Plan. MBW LLC satisfied its liability under the Aurora Plan by distributing shares of the Company's common stock in connection with the liquidation of MBW LLC.

   On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. ("Sea Coast") for a purchase price of $51.2 million, subject to an "earn-out" clause under which the sellers were entitled to further consideration based on the performance of Sea Coast over a specified period. In 2000, an additional payment of $8.0 million was made pursuant to the earnout clause, which was recorded as additional purchase price and goodwill. The consolidated financial statements include the accounts of the Company and Sea Coast, its wholly-owned subsidiary since the acquisition.

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

Note 2--Significant Accounting Policies and Change in Accounting Method

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

Accounting Change

   Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This change in accounting principle, required to be adopted by most companies no later than the first quarter of 2002, has the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. After adopting EITF 00-14, the Company now expenses all estimated costs associated with redemption of consumer coupons at the time they are distributed, rather than reflecting them as expense over the expected redemption period. In addition, the estimated coupon redemption costs along with certain other allowances typically given to retailers and others to facilitate certain promotions and distribution have been reclassified from expense to Net Sales in the accompanying Statement of Operations. The similar expense items in prior year comparable periods have been reclassified to conform to the current period's presentation.

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

   Effective January 1, 2001, the Company adopted the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a cumulative adjustment from adoption, net of tax, of $2,277,000 in Other Comprehensive Loss. See Note 15.

Cash and Cash Equivalents

   The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Inventories

   Inventories are stated at the lower of cost or market value. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of raw materials, packaging, labor and manufacturing overhead.

Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from three to thirty years. Costs that improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was $28.7 million, $25.6 million, and $15.1 million, respectively.

   Depreciable lives for major classes of assets are as follows:

                     Computers.................   3-5 years
                     Furniture and fixtures....   2-8 years
                     Machinery and equipment... 10-15 years
                     Buildings and improvements 20-30 years

Goodwill and Other Intangible Assets

   Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company. Goodwill, which represents the excess of cost over the net identifiable assets of acquired businesses, is being amortized over forty years using the straight-line method. Other intangible assets, which include the costs of trademarks and other identifiable intangibles, are being amortized using the straight-line method over periods ranging from three to forty years. Amortization of goodwill and other intangible assets, excluding amortization of amounts included in other assets, charged against income for the years ended December 31, 2001, 2000, and 1999 was $39.8 million, $39.9 million and $34.8 million, respectively.

Long-Lived Assets

   The Company periodically assesses the net realizable value of its noncurrent assets and would recognize an impairment if the recorded value of these assets exceeded the undiscounted cash flows expected in future periods. Such assessments in 2001 did not result in any adjustment to the value of noncurrent assets.

Other Assets

   Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the effective interest method over the terms of the respective debt. Software and packaging design costs are amortized over 5 years and 3 years, respectively, on a straight line basis. Aggregate amortization of deferred loan acquisition costs and other assets charged against income for the years ended December 31, 2001, 2000, and 1999 was $8.4 million, $7.9 million, and $5.6 million, respectively.

Revenue Recognition

   Revenue is recognized upon shipment of product and transfer of title to customers. Sales and returns and allowances are included in net sales. Amounts billed to customers for freight and handling are included in net sales. The associated costs are included in brokerage and distribution expense. Such amounts were $81.0 million, $80.9 million and $58.5 million in 2001, 2000 and 1999, respectively.

Disclosure About Fair Value of Financial Instruments

   For purposes of financial reporting, the Company has determined that the fair value of financial instruments, other than the senior subordinated notes, approximates book value at December 31, 2001. The fair market value of the Notes issued in 1998 and the two notes issued in 1997 (See Note 10--Long Term
Debt) at December 31, 2001, based on market prices, was $182.0 million and $192.0 million, respectively. The fair value of the Company's interest rate agreements was a liability of $15.4 million and is reflected in other liabilities in the December 31, 2001 Consolidated Balance Sheet. See Note 15--Derivative Instruments.

Derivative Instruments

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively the Statement), on January 1, 2001. As required by the Statement, the Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of the derivative instruments are recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. See Note 15--Derivative Instruments.

Concentration of Credit Risk

   The Company sells its products to retail supermarkets and grocery stores, foodservice operators and other distribution channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 31, 2001.

Significant Customers

   Sales to one of the Company's customers and its affiliates were approximately 14% of net sales in 2001.

Income Taxes

   Deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Advertising Expenses

   Advertising expenses are included in consumer marketing and include the costs to produce, distribute and air print media, television and radio advertising for the Company's products. Such costs are expensed ratably over the calendar year in relation to sales volume.

Trade Promotions Expense

   Trade promotions expense includes the costs paid to retailers to promote the Company's products. Such costs include amounts paid to customers for space in the retailers' stores ("slotting fees"), amounts paid to provide samples of the Company's products to consumers, amounts paid to incent retailers to offer temporary price reductions in the sale of the Company's products to consumers and amounts paid to obtain favorable display positions in the retailers' stores. These deals are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees in the calendar year incurred or, when under a contract, over a period not to exceed 12 months and expenses other trade promotions in the period during which the promotions occur. The expense recorded necessarily requires management to make estimates and assumptions as to the success of the promotion and the related amounts which will be due to or deducted by the Company's customers in subsequent periods.

Stock Based Compensation

   Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, allows companies to measure compensation cost in connection with employee stock compensation plans either using a fair value-based method or to continue to use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and its related interpretations, which generally does not result in compensation cost. The Company measures compensation cost in accordance with APB 25. The Company's stock-based compensation plans are discussed in Note 21.

Impact of New Accounting Pronouncements

   In April 2001, the Emerging Issues Task Force reached consensus on EITF No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. The consensus requires that all amounts paid to purchasers of the Company's products be characterized as reductions of revenue rather than expenses in most circumstances. Adoption of the change will be required in financial statements issued by the Company for 2002, and similar amounts in prior periods' financial statements will be reclassified to conform with the new presentation. Management expects that the entire amount reflected as trade promotions in the accompanying consolidated statements of operations will be reclassified and reduce net sales in future periods. This reclassification will not impact the reported amounts of operating income.

   In late June 2001, the FASB approved the issuance of FAS 142, Goodwill and Other Intangible Assets which, for the Company, will be required to be adopted as of January 1, 2002. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, and (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives. In addition, FAS 142 requires that identifiable intangible assets with indefinite lives not be amortized, but be evaluated annually for impairment using a one-step method and that identifiable intangible assets with finite lives continue to be amortized over their respective estimated remaining useful lives. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the fair value of all recorded identifiable net assets of the reporting unit, (the "residual") to the recorded book value of reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required. Management does not expect to complete the calculation in the first step until the second quarter of 2002. The one-step method to be used to evaluate the value of identifiable intangible assets classified as having indefinite lives requires that the book value of such intangibles shall not exceed the fair value of such intangibles. Fair value as defined in the above methods is to be determined based on the estimated values that would be realized in a sale of the respective business or assets between unrelated third parties. FAS 142 is complex and adoption will require that management make certain allocations, estimates and determinations of value that have not yet been completed and that may, when completed, result in changes to any expected results or preliminary conclusions as to the impact of adoption that have been reached at this time.

   Although the Company has not yet completely quantified the impacts, the adoption of the new pronouncement will result in the elimination of the amortization of goodwill in future periods ($20.0 million, $20.0 million and $15.2 million of amortization expense were reflected in the accompanying consolidated statements of operations in the years ended December 31, 2001, 2000 and 1999, respectively). Prior to reporting results for the first quarter of 2002, management will have completed the study, required by FAS 142, to determine if its brands have indefinite or finite lives. No conclusions have been reached at this time. Total amortization of tradenames reflected in the accompanying statements of operations for the years ended December 31, 2001, 2000 and 1999 was $12.3 million, $12.3 million and $9.3 million, respectively. Other intangible assets will continue to be amortized over their respective lives, ($7.5 million, $7.6 million and $5.6 million of amortization expense in the years ended December 31, 2001, 2000 and 1999, respectively).

   Management expects that adoption of FAS 142 will result in a cumulative effect adjustment, to be reported as a change in accounting principle, to reduce the value of goodwill and tradenames reflected in the accompanying consolidated balance sheet at December 31, 2001. Management will be conducting a comprehensive review of the value of all of its reporting units and the recorded amounts of goodwill and tradenames as required by FAS 142 during the second quarter of 2002. However, preliminary information and review indicates that an adjustment will be required to the recorded values of intangibles associated with the 1999 acquisition of the Lender's bagel business. The recorded amounts of goodwill and trademark, net of accumulated amortization, at December 31, 2001 for the Lender's business are $47.8 million and $132.3 million, respectively. The amount of the adjustment to the value of intangibles for the Lender's business or any of the Company's other amounts of goodwill and intangible assets resulting from the adoption of FAS 142 has not yet been determined. At December 31, 2002, the total amount of goodwill and trademarks reflected on the consolidated balance sheet of the Company, net of accumulated amortization, was $722.3 million and $483.7 million, respectively. Any impairment loss which results from the adoption of this standard will not be finally determined until later during calendar 2002. Management also expects that $1.6 million currently classified as intangible assets will be reclassified to goodwill in connection with the adoption of this statement.

Note 3--Business Acquisitions

Sea Coast

   On April 1, 1999, the Company acquired 100% of the stock in Sea Coast for a purchase price of $51.2 million, subject to an "earn-out" clause under which the sellers were entitled to further consideration based on the performance of Sea Coast over a specified period. In 2000, an additional payment of $8.0 million was made pursuant to the earnout clause, which was recorded as additional purchase price and goodwill.

   The cost to acquire Sea Coast has been allocated to tangible and intangible assets acquired as follows (in thousands):

                Cash paid to acquire Sea Coast........ $59,233
                Other acquisition costs...............   1,873
                                                       -------
                                                        61,106
                Cost assigned to tangible assets......  (2,867)
                                                       -------
                Cost attributable to intangible assets $58,239
                                                       =======

Lender's Bagels

   On November 1, 1999, the Company acquired all the assets of Lender's from the Eggo Company, a subsidiary of Kellogg Co. The assets acquired by the Company include (i) Lender's(R) and all associated trademarks, (ii) the plants and the accompanying assets in Mattoon, Illinois and West Seneca, New York,
(iii) proprietary formulations for Lender's products, (iv) other product specification and customer lists and (v) rights under certain contracts, licenses, purchase orders and other arrangements and permits. The purchase price of approximately $275.5 million was based on an arms length negotiation between the Company and the Eggo Company. The purchase price was subject to adjustment based on the level of working capital acquired as of the date of closing. In 2000, additional payments of $1.6 million were made by the Company for additional working capital. The acquisition was accounted for by using the purchase method of accounting.

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

   The cost to acquire the Lender's business has been allocated to tangible and intangible assets acquired as follows (in thousands):

               Cash paid to acquire assets............ $277,068
               Other acquisition costs................    3,321
                                                       --------
                                                        280,389
               Costs assigned to tangible assets......  (89,925)
                                                       --------
               Costs attributable to intangible assets $190,464
                                                       ========

   Had the Lender's, and Sea Coast acquisitions and related financings and the change in accounting (See Note 2) taken place January 1, 1999, the unaudited pro forma results of operations for the year ended December 31, 1999, would have been as follows (in thousands except per share amount):

                         Net sales......... $1,034,280
                                            ==========
                         Gross profit...... $  526,265
                                            ==========
                         Operating income.. $   65,784
                                            ==========
                         Net loss.......... $  (17,049)
                                            ==========
                         Net loss per share $    (0.25)
                                            ==========

Note 4--Supplemental Cash Flow Disclosure

   Cash interest payments, net of amounts capitalized, in the years ended December 31, 2001, 2000 and 1999, were $105.0 million, $111.7 million, and $67.7 million, respectively. Cash income taxes paid in the years ended December 31, 2001, 2000 and 1999, was $0.0 million, $0.2 million, and $0.1 million, respectively. Cumulative preferred stock dividends unpaid at December 31, 2001 were $1.6 million. Additions to deferred financing costs in 2000, in the amount of $4.0 million, were paid in common stock. See Note 10. During the third quarter of 2001, the Company entered into a 10 year lease of a facility for its product development center. This lease has been treated as a capital lease for accounting purposes. Accordingly, the present value of the minimum lease payments of $1,972,000 was recorded as property, plant and equipment and as a capitalized lease obligation, the remaining balance of which has been included in debt in the accompanying consolidated balance sheet at December 31, 2001.

Note 5--Sale of Accounts Receivable

   In April 2000, the Company entered into an agreement to sell, on a periodic basis, specified accounts receivable in amounts of up to $60 million. The facility has subsequently been amended to reduce the maximum amount of receivable sales to $42 million and currently extends to March 31, 2002. The Company has the option, exercisable for a fee through March 31, 2002, to further extend the receivables sale facility through March 31, 2003.

   Under terms of the receivable sales agreement, receivables are sold at a discount that effectively yields an interest rate to the purchaser of prime plus 2.5% to 3.0%. The Company sells receivables on a weekly or twice weekly basis and generates the ability to sell additional receivables as previously sold receivables are collected. As such, the receivables sale facility effectively acts in a manner similar to a secured revolving credit facility, although it is reflected on the balance sheet as a reduction in accounts receivable and not as debt since the credit risk associated with the collection of accounts receivable sold has been transferred to the purchaser. As of December 31, 2001, the Company had received a net $33.3 million through the sale of accounts receivable. The total discount on amounts sold in 2001 was approximately $3.4 million and is included in interest expense.

Note 6--Inventories

   Inventories consist of the following (in thousands):

                                                December 31,
                                              ----------------
                                               2001     2000
                                              ------- --------
                 Raw materials............... $17,507 $ 28,764
                 Work in process.............      98      299
                 Finished goods..............  74,686   66,787
                 Packaging and other supplies   7,269    8,469
                                              ------- --------
                                              $99,560 $104,319
                                              ======= ========

   At December 31, 2001, the Company had commitments to buy raw materials of $76.0 million in 2002 and had no commitments beyond 2002.

Note 7--Property, Plant and Equipment

   Property, plant and equipment consist of the following (in thousands):

                                                December 31,
                                             ------------------
                                               2001      2000
                                             --------  --------
               Land......................... $  3,703  $  3,436
               Buildings and improvements...   31,930    28,023
               Machinery and equipment......  252,194   242,092
               Furniture and fixtures.......    3,886     3,238
               Capital lease................    1,972        --
               Computer equipment...........    3,940     3,499
               Construction in progress.....   12,306     9,005
                                             --------  --------
                                              309,931   289,293
               Less accumulated depreciation  (77,281)  (50,186)
                                             --------  --------
                                             $232,650  $239,107
                                             ========  ========

   At December 31, 2001, the Company had commitments for facility construction and related machinery and equipment purchases aggregating approximately $3.4 million. During 2001, 2000 and 1999, the Company capitalized interest costs of $0.1 million, $0.2 million and $1.2 million, respectively.

Note 8--Goodwill and Other Intangible Assets

   Goodwill and other intangible assets consist of the following (in thousands):

                                                December 31,
                                           ----------------------
                                              2001        2000
                                           ----------  ----------
             Goodwill..................... $  798,263  $  798,263
             Trademarks...................    493,187     493,187
             Other intangibles............     87,594      87,131
                                           ----------  ----------
                                            1,379,044   1,378,581
             Less accumulated amortization   (149,392)   (109,639)
                                           ----------  ----------
                                           $1,229,652  $1,268,942
                                           ==========  ==========

Note 9--Accrued Liabilities

   Accrued liabilities consist of the following (in thousands):

                                                       December 31,
                                                      ---------------
                                                       2001    2000
                                                      ------- -------
          Accrued marketing and promotion expenses... $21,063 $31,364
          Accrued interest...........................  17,403  16,992
          Accrued brokerage and distribution expenses  13,753  18,121
          Employee related expenses..................  15,800  11,236
          Accrued legal and professional.............   1,796   5,347
          Liability to shareholder class (Note 20)...   7,500      --
          Other......................................   3,102   4,780
                                                      ------- -------
                                                      $80,417 $87,840
                                                      ======= =======

Note 10--Long Term Debt

   Long term debt consists of the following (dollars in thousands):

                                                                                             December 31,
                                                                                        ----------------------
                                                                                           2001        2000
                                                                                        ----------  ----------
SENIOR SECURED DEBT

Senior secured tranche A debt--interest rate of 5.68% at December 31, 2001;
  principal due in quarterly installments through June 30, 2005; floating interest rate at the prime rate plus 2.75%, or alternatively, the one, three or six month
  Eurodollar rate plus 3.75% payable monthly or at the termination of the Eurodollar contract interest period............................................................. $  143,437  $  173,114

Senior secured tranche B debt--interest rate of 6.18% at December 31, 2001;
  principal due in quarterly installments through September 30, 2006; floating interest rate at the prime rate plus 3.25%, or alternatively, the one, three or six month Eurodollar rate plus 4.25% payable monthly or at the termination of the
  Eurodollar contract interest period..................................................    367,228     370,477

Senior secured revolving debt; weighted average interest rate of 5.77% at
  December 31, 2001; principal due June 30, 2005; floating interest rate at the prime rate plus 2.75%, or alternatively, the one, three or six month Eurodollar rate 3.75%
  payable monthly or at the termination of the Eurodollar contract interest period.....    127,700     160,000

SENIOR SUBORDINATED NOTES

Senior subordinated notes issued July 1, 1998 at par value of $200,000; coupon interest rate of 8.75% with interest payable each January 1 and July 1, matures
  July 1, 2008.........................................................................    200,000     200,000

Senior subordinated notes issued July 1, 1997 at par value of $100,000 plus premium of $2,500; net of unamortized premium of $1,605 and $1,837 at December 31,
  2001 and December 31, 2000, respectively; coupon interest rate of 9.875% with
  interest payable each August 15 and February 15; matures on February 15, 2007........    100,000     100,000

Senior subordinated notes issued February 10, 1997 at par value of $100,000; coupon interest rate of 9.875% with interest payable each August 15 and February 15;
  matures on February 15, 2007.........................................................    100,000     100,000
                                                                                        ----------  ----------
                                                                                         1,038,365   1,103,591

Capitalized lease obligations..........................................................      1,931          --
                                                                                        ----------  ----------
                                                                                         1,040,296   1,103,591

Add: Unamortized premium on senior subordinated notes..................................      1,605       1,837
                                                                                        ----------  ----------
                                                                                         1,041,901   1,105,428
Less: Current maturities of long term debt.............................................    (37,970)    (32,926)
                                                                                        ----------  ----------
Long term debt......................................................................... $1,003,931  $1,072,502
                                                                                        ==========  ==========

   Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):

                             2002...... $   37,970
                             2003......     42,928
                             2004......     47,886
                             2005......    155,814
                             2006......    354,396
                             Thereafter    401,302
                                        ----------
                             Total..... $1,040,296
                                        ==========

Senior Secured Debt

   The Company's amended and restated senior secured credit agreement dated November 1, 1999, as amended, with a group of lending institutions provided for term borrowings of $600 million, with quarterly repayments of principal and a $175 million revolving credit facility, subject to reductions for outstanding letters of credit. At December 31, 2001, the Company had unused borrowing availability of $40.7 million. The Agreement requires a commitment fee of 0.50% per annum payable monthly on the unused portions of the revolving debt facility. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

   The Agreement, as amended, includes restrictive covenants, which for 2002, do not permit additional indebtedness, except for nominal amounts and obligations incurred in the normal course of business, limit capital expenditures to $30.0 million, do not permit the payment of cash dividends and require the Company to maintain ratios of interest and fixed charge coverage and total and senior debt leverage.

   In early 2000 as a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 31, 1998, the Company was in default of a number of provisions of the Agreement. The Company and the lenders amended the Agreement effective March 29, 2000. The amendment to the Agreement included provisions that:

    .  amended the financial covenants;

    . waived certain existing defaults of covenants and breaches of representations and warranties;

    . established the interest rate on borrowings made pursuant to the facility; and

    .  contemplated the sale by the Company of accounts receivable.

   In addition to the above amendments, the senior debt holders agreed to forebear, through June 30, 2000, against their cross-defaults with the senior subordinated note indentures which also suffered events of default due to the restatements. During the remainder of 2000, the Company and its Lenders entered into a number of additional amendments to extend the period of forbearance. Upon the resolution of the events of default under the Senior Subordinated Notes, the forbearance was terminated and all events of default arising from the restatement under the Senior Secured Facility were deemed to have been waived or cured.

   The Senior Secured Debt facility was further amended on February 7, 2001. The amendment included provisions that:

    .  further amended the financial covenants for 2001;

    . increased the interest rate spread on borrowings made pursuant to the facility by 0.25%;

    . affirmed the ability of the Company to continue to sell accounts receivable up to a maximum of $60 million; and

    . provided for a further increase in the interest rate spread of 0.25% in the event that the Company did not realize net cash proceeds of $90 million from the sale of assets prior to June 30, 2001.

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

   In December, 2001 the Company obtained a waiver of its December 31, 2001 maximum leverage and maximum senior leverage financial covenants, subject to meeting newly set maximum amounts, which the Company did. In February, 2002, the agreement was amended with provisions to allow for the potential issuance of additional senior subordinated notes to replace the current receivables purchase facility and to further amend the financial covenants for periods through March 31, 2003.

   The Company is in compliance with the provisions of the senior secured debt agreement, as amended.

Senior Subordinated Notes

   On February 10, 1997, the Company issued $100.0 million of senior subordinated notes. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes at a premium in the amount of $2.5 million. The unamortized balance of the premium on these at December 31, 2001 and 2000 was $1.6 million and $1.8 million, respectively.

   The Company may redeem the two notes issued in 1997 at any time after February 15, 2002, at the redemption price together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to February 15, 2002 to redeem the Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company has not redeemed the Notes and if a Change of Control occurs after February 15, 2002, the Company is required to offer to repurchase the Notes at a price equal to 101% together with accrued and unpaid interest.

   On July 1, 1998, the Company issued $200.0 million of senior subordinated notes (the "1998 Notes").

   The Company may redeem the 1998 Notes at any time after July 1, 2003, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $70.0 million of the 1998 Notes at any time prior to July 1, 2003 subject to certain requirements, with the cash proceeds received from one or more Subsequent Equity Offerings (as defined), at a redemption price of 108.75% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to July 1, 2003, to redeem the 1998 Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company has not redeemed the 1998 Notes and if a Change of Control occurs after July 1, 2003, the Company is required to offer to repurchase the 1998 Notes at a price equal to 101% together with accrued and unpaid interest.

   The senior subordinated note indentures include restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. As a result of the adjustments to the Company's unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures.

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

Interest Rate Agreements

   See Note 15.

Note 11--Preferred Stock

   In September, 2000, the Company issued to certain investors affiliated with current shareholders, in exchange for $15 million, 3,750,000 shares of Series A Convertible Cumulative Preferred Stock ("Series A Preferred Stock"), in connection with the senior subordinated noteholders consent solicitation (see
Note 10). The shares have a par value of $0.01 per share, pay a cumulative dividend in arrears of 8% and have a liquidation preference value of the greater of (i) $4.00 per share, plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date or (ii) the amount payable with respect to the number of shares of Common Stock into which the shares of Preferred Stock plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date could be converted (assuming the conversion of all outstanding shares of Preferred Stock immediately prior to the liquidation). The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any and unpaid dividends since the last payment date, divided by the initial conversion price of $3.35 (the "Conversion Price"). The Conversion Price is currently $3.35 and is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The Series A Preferred Stock converts at the Company's option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price. Preferred dividends, to the extent they are paid, will be paid in the form of additional Preferred Stock until such time as the restrictions on payments of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will consider how future dividends will be paid. Unpaid accumulated preferred dividends at December 31, 2001 and 2000 were $1.6 million and $0.3 million, respectively.

Note 12--Other Financial, Legal and Accounting Expenses

   As a result of the investigation into the Company's accounting practices, the resulting restatement of its financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see Note 1--Restatements in 1999, Note 10--Long term debt and Note 20--Litigation), the Company has received shares of common stock from former management, recorded settlement obligations and has incurred legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, totaled $47.4 million in 2000, including a non-cash $17.7 million charge associated with the issuance of common stock to certain holders of the Company's senior subordinated debt as discussed in Note
10. On January 16, 2001, the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit. On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

   Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive settlement agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company's insurance in the fourth quarter of 2001. During the second quarter of 2001, in connection with the settlement of the securities class action and derivative lawsuits, the Company received 3,051,303 shares, valued at $15.7 million, of the Company's common stock from former management. These shares served as a partial recovery of losses and were recorded as Treasury Stock at an amount equal to the market value of the shares of $5.13 per share at the date the settlement was confirmed by the court. In addition, the Company recorded a liability for the value of the shares required to be distributed to members of the shareholder class in the amount of $10.0 million and recorded accruals of $1.9 million for estimated remaining costs to be incurred to complete all of the Company's obligations under terms of the settlement agreements. As a result, a pretax net gain of approximately $3.8 million was recorded. During May 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The remaining $7.5 million of the common stock component of the settlement is expected to be distributed in the second quarter of 2002 and will be based on average share price yet to be determined. The remaining shares of common stock received from former management will be sufficient at an average share price above $2.90 per share, to satisfy the Company's remaining obligation without issuing net additional shares. The Company does not expect to incur any significant expenses in future periods.

Note 13--Transition Expenses

   Transition expenses consist of one-time costs incurred to establish the Company's operations and integrate acquired businesses and operations, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the years ended December 31, 2000 and 1999 were approximately $3.0 million and $11.2 million, respectively.

Note 14--Columbus Office Consolidation

   During the third quarter of 2000, the Company consolidated its administrative offices and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. The Columbus office had been responsible for administration of the Company's dry grocery segment. Charges to expense of $0.7 million and $6.9 million were recorded in 2001 and 2000, respectively, for costs associated with this closing and has been presented separately as Columbus consolidation costs in the accompanying Statements of Operations. The primary components of the charges were amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.8 million. All payments related to the consolidation have been made with the exception of $0.6 million of remaining reserves included in accrued expenses at December 31, 2001 principally for unused office space.

Note 15--Derivative Instruments

   The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company's specific goals are (1) to convert a portion of its variable-rate debt to fixed-rate debt and
(2) to offset a portion of the unrealized appreciation or depreciation in the market value of its fixed-rate debt caused by interest rate fluctuations.

   In accordance with the senior bank facilities, the Company is required to use derivative instruments to the extent necessary to provide that, when combined with the Company's senior subordinated notes, at least 50% of the Company's aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements.

   The Company enters into two types of derivative contracts: (1) the hedge of the fair value of a recognized asset or liability ("fair value hedge") and (2) the hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). The Company recognizes all derivatives on the balance sheet at their fair value. Changes in the fair value of derivatives that are highly effective and have been designated and qualify as a fair value hedges are recorded in current period earnings, along with gains or losses on the related hedged assets or liabilities. Changes in the fair value of derivatives that are highly effective and have been designated and qualify as cash flow hedges are recorded in other comprehensive income, until earnings are affected by the variability of cash flows.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of hedged items.

   When the Company determines that a derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item, the Company will discontinue hedge accounting prospectively. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in its fair value. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective cash flow hedge, the derivative will continue to be carried on the balance sheet at its fair value, with changes in its fair value recognized in current period earnings.

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

   At December 31, 2001, the Company was party to three interest rate agreements. The counterparty to each of the agreements is JPMorgan Chase Bank. On March 17, 1998, the Company entered into a three-year interest rate swap agreement (the "Swap") with a notional principal amount of $150.0 million, which granted the counterparty the option to renew the agreement for one additional year. The rate is set quarterly, with the next reset on March 18, 2002. On November 30, 1998, the Company amended the Swap whereby the counterparty received the option to further extend the termination date an additional year to March 17, 2003, and the applicable rate was decreased from 5.81% to 5.37%. On April 28, 2000, the Company further amended the Swap whereby the applicable rate was increased from 5.37% to 6.01%. Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 6.01% and make payments to the counterparty if the three-month LIBOR rate is less than 6.01%. On March 15, 2001, the counterparty exercised its option to extend the term of the Swap to March 17, 2003.

   On April 13, 1999, the Company entered into a bond fixed to floating interest rate collar agreement, which was amended on April 28, 2000 (the "Bond Swap"), with a notional principal amount of $200.0 million. The rate is set quarterly, with the next reset date of April 2, 2002. Under the Bond Swap, the Company receives an effective 8.63% fixed interest rate and pays three-month LIBOR plus 3.25%, subject to certain caps and floors. Under the Bond Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate plus 3.25% is between 7.80% and 8.63% and make payments if the three-month LIBOR rate plus 3.25% exceeds 10.65%.

   On November 15, 1999, the Company entered into a five-year interest rate collar agreement, which was amended on April 28, 2000 (the "Collar"), with a notional principal amount of $150.0 million. The rate is set quarterly, with the next reset date of May 17, 2002. Under the Collar, the Company would receive payments from the counterparty if the three-month LIBOR rate is between 6.50% and 7.50% or exceeds 8.25%. The Company would make payments if the three-month LIBOR rate is less than 4.95%.

   During 2001, the Company made payments under interest rate agreements of $3.9 million. During 2000, the Company received $0.9 million and during 1999 the Company made payments of $0.7 million.

   Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 2001, the fair value of the Company's interest rate agreements was a negative $15.4 million and is reflected in other liabilities in the December 31, 2001 Consolidated Balance Sheet.

   During fiscal year 2001, the Company recognized a net loss of $10.6 million (reported as adjustment of value of derivatives in the Consolidated Statements of Operations), which represented the ineffective portion of the Collar, which was determined to be an ineffective hedge. Recorded amounts related to the Company's fair value hedge in 2001 were immaterial. At December 31, 2001, the Company estimates that, because of the repricing of variable rate debt, deferred net losses of $5.4 million on derivative instruments accumulated in other comprehensive income will be reclassified to earnings during the next twelve months.

   During fiscal year 2001, the Company made net payments under derivative instruments aggregating $3.9 million. During fiscal year 2000, the Company received net payments of $0.9 million, and during fiscal year 1999, the Company made net payments of $0.7 million.

   Risks associated with the derivative instruments include those associated with changes in market value and interest rates. At December 31, 2001, the fair value of the Company's derivative instruments was a liability of $15.4 million.

Note 16--Income Taxes

   The provision for income taxes is summarized as follows (in thousands):

                                              Years Ended December 31,
                                             --------------------------
                                              2001      2000     1999
                                             -------  --------  -------
        Current tax (benefit):
           Federal.......................... $    --  $     --  $    --
           State............................      --      (177)    (547)
                                             -------  --------  -------
               Total current benefit........      --      (177)    (547)
        Deferred tax expense (benefit):
           Federal..........................  (7,893)  (28,675)    (795)
           State............................   1,065    (2,998)  (1,449)
                                             -------  --------  -------
               Total deferred benefit.......  (6,828)  (31,673)  (2,244)
                                             -------  --------  -------
               Total income tax benefit..... $(6,828) $(31,850) $(2,791)
                                             =======  ========  =======

   Deferred tax assets (liabilities) consist of the following:

                                                          December 31,
                                                      -------------------
                                                        2001       2000
                                                      ---------  --------
      Deferred tax assets--current:
         Accounts receivable......................... $   1,976  $    958
         Inventory...................................     1,246     4,432
         Accrued expenses............................    15,341    11,743
                                                      ---------  --------
             Total deferred tax assets--current...... $  18,563  $ 17,133
                                                      =========  ========
      Deferred tax assets (liabilities)--non-current:
         Loss carryforwards.......................... $ 170,367  $151,411
         Derivative instruments......................     5,900        --
         State tax credit............................     1,350     2,228
         Other.......................................    (1,033)      742
         Goodwill and other intangible assets........  (100,140)  (87,000)
         Depreciation................................   (28,645)  (27,336)
                                                      ---------  --------
             Net deferred tax asset--non-current..... $  47,799  $ 40,045
                                                      =========  ========

   At December 31, 2001, the Company had a federal net operating loss carry forward of approximately $425.8 million. The net operating loss can be used to offset future taxable income and expires in 2010 through 2021. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company's ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized. The operating loss carryforward and the respective years of expiration are as follows (in thousands):

                                            Loss
                              NOL Expires  Amount
                              ----------- --------
                                  2010... $  2,430
                                  2011...   10,227
                                  2012...   13,432
                                  2018...   79,773
                                  2019...  103,406
                                  2020...  166,463
                                  2021...   50,058
                                          --------
                                          $425,789
                                          ========

   The Company has not recorded a valuation allowance for its deferred tax assets. Management believes the deferred tax assets are more likely than not to be realized. Certain of the factors that led to this conclusion are (1) the carryforward period during which the operating loss carryforwards will be available to be used by the Company, (2) the significant timing differences in the recognition of certain expense items for book and tax purposes that will reverse before the carryforward periods expire, (3) the anticipated increases in operating income, and (4) the declining interest expense in future periods on lower outstanding amounts of debt. Significant changes in these factors in future periods may change current expectations and in the event management were to determine that the Company would not be able to realize all or a part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

   The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                 Years Ended December 31,
                                                --------------------------
                                                 2001      2000     1999
                                                -------  --------  -------
     Income tax benefit at U.S. statutory rate. $(8,543) $(30,779) $(2,462)
     Increase (decrease) in tax resulting from:
        Non-deductible goodwill................     943       950      851
        State taxes, net of federal taxes......     692    (2,064)  (1,317)
        Other, net.............................      80        43      137
                                                -------  --------  -------
                                                $(6,828) $(31,850) $(2,791)
                                                =======  ========  =======

Note 17--Leases

   The Company leases certain facilities, machinery and equipment under operating lease and capital agreements with varying terms and conditions. The leases are noncancellable and expire on various dates through 2011. Obligations pursuant to the capital lease of the Company's product development facility are included in the Consolidated Balance Sheet as part of debt (see Note 10). Operating lease commitments associated with the Company's unused office space in Columbus, Ohio, in excess of estimated sublease revenue, has been expensed as part of Columbus consolidation costs in the accompanying Consolidated Statements of Operations.

   Future annual minimum lease payments under these leases are summarized as follows (in thousands):

                                      Operating Leases
                              --------------------------------
                                 Total    Sublease     Net     Capital Lease
    Years ending December 31, Commitments Rentals  Commitments  Commitments
    ------------------------- ----------- -------- ----------- -------------
           2002..............   $ 2,423    $(264)    $ 2,159      $   368
           2003..............     2,235     (317)      1,918          368
           2004..............     1,685      (79)      1,606          368
           2005..............     1,432       --       1,432          368
           2006..............     1,344       --       1,344          381
           Thereafter........     6,786       --       6,786        1,990
                                -------    -----     -------      -------
                                $15,905    $(660)    $15,245        3,843
                                =======    =====     =======
    Less amounts representing:
       Executory Costs.....................................          (662)
       Interest............................................        (1,250)
                                                                  -------
                                                                  $ 1,931
                                                                  =======

   Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1.8 million, $1.9 million and $1.8 million, respectively.

Note 18--Savings and Benefit Plans

   The Company offers a retirement savings plan to employees in the form of 401(k) and profit sharing plans. Under the 401(k) plans, employee contributions of up to 6% of total compensation, subject to certain tax law limitations, are matched by Company contributions, varying by plan of 3% to 5% of total compensation, with vesting ratably over various periods up to five years. Additional discretionary contributions of up to 4% of compensation are made on behalf of all employees on an annual basis. These contributions also vest ratably over a five-year period. None of the contributions to the Company's retirement savings plans are in the form of the Company's common stock. Company employees have the opportunity to purchase limited amounts of the

Company's common stock through the Employee Stock Purchase Plan (see Note 21) and are not restricted in their sale of such stock except during applicable insider trading black-out periods. The Company recorded expense for the 401(k) and the discretionary contributions for the years ended December 31, 2001, 2000 and 1999, of $4.5 million, $4.0 million and $1.1 million, respectively.

Note 19--Related Party Transactions

   On April 19, 2000, Aurora Foods Inc. (the "Company") entered into an agreement pursuant to which The Chase Manhattan Bank ("Chase") agreed to purchase from time to time certain of the Company's accounts receivable. The agreement was last amended as of January 17, 2002. The agreement currently provides that the amount of purchased and uncollected accounts receivable outstanding at any given time is not to exceed $42 million. Funds affiliated with Fenway Partners, Inc. ("Fenway"), whose partners include Messrs. Richard
C. Dresdale, Andrea Geisser and Peter Lamm (all directors of the Company), McCown De Leeuw & Co., Inc. ("MDC"), whose managing directors include Messrs. George E. McCown, David E. De Leeuw and John E. Murphy (all directors of the Company), and UBS Capital LLC ("UBS Capital") (Mr. Charles J. Delaney, a director of the Company is president of UBS Capital Americas) have agreed to participate, on a subordinated basis, in not less than 15% of this accounts receivable transaction. The purchase price is calculated to include a customary discount to the amount of the receivables purchased. The Company has agreed to pay customary fees in connection with this accounts receivable transaction. The agreement also contains customary representations, warranties and covenants by the Company. The facility currently expires March 31, 2002. The Company has the option to extend the facility through March 31, 2003.

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

   During 1999, the Company paid the following fees for services rendered in connection with the acquisitions of Sea Coast and Lender's: $1,083,000 to Dartford Partnership L.L.C., whose partners, Messrs. Ian R. Wilson, James B. Ardrey and Ray Chung, and Ms. M. Laurie Cummings are former executive officers and/or directors of the Company; $1,083,000 to MDC Management Company III, L.P. ("MDC III"), whose general partners and operating affiliates include Messrs. McCown, De Leeuw and Murphy (all directors of the Company); and $1,083,000 was paid to Fenway, whose partners include Messrs. Dresdale, Geisser and Lamm (all directors of the Company). Services provided in connection with such fees included identification and analysis of the acquisition opportunity, the negotiation of the acquisition and the raising of financing for such acquisition. Fees of $500,000 and $2,750,000, in the aggregate, were paid in connection with the acquisitions of Sea Coast and Lender's, respectively.

   The Company entered into agreements in 1998 pursuant to which it agreed to pay transaction fees to each of Fenway, MDC III and Dartford of 0.333% of the acquisition price for future acquisitions by the Company. The Dartford agreement terminated upon the resignation of Mr. Wilson on February 17, 2000. The acquisition price is the sum of (i) the cash purchase price actually received by the seller, (ii) the fair market value of any equity securities issued by the seller, (iii) the face value of any debt securities issued to the seller less any discounts, (iv) the amount of liabilities assumed by the Company plus (v) the fair market value of any other property or consideration paid in connection with the acquisition, with installment or deferred payments to be calculated using the present value thereof.

   Pursuant to an agreement dated July 1, 1998 and terminated on February 17, 2000, the Company paid Dartford $200,000 for 2000 and $800,000 for 1999 as reimbursement for corporate headquarters expenses. Such expenses included staff salaries, miscellaneous office expenses related to the administration of the Company's former headquarters, and rent for the space leased by Dartford and formerly used by the Company as its corporate headquarters.

   The Company and certain stockholders of the Company have entered into the Securityholders Agreement, which provides for certain rights, including registration rights of the stockholders.

   On July 7, 1999, Mr. Thomas O. Ellinwood, Executive Vice President, Aurora Brands, in connection with the tax liability associated with certain equity issuances to him, executed a secured promissory note payable on demand by the Company in the amount of $501,571 in favor of the company. If Mr. Ellinwood sells his shares of the Company's Common Stock, he must repay his note. The interest payable on the note is reset annually on July 1st. The interest rate for the year ending June 30, 2002 is 4.1%. The entire amount of the note remains outstanding as of December 31, 2001.

Note 20--Commitments and Contingent Liabilities

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

   Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and
3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company's insurance in the fourth quarter of 2001. Members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

   Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The number of shares of common stock to be distributed as settlement for the remaining $7.5 million portion of the common stock component of the settlement will be determined at a later date. The remaining shares of common stock received from former management will be sufficient, at average prices above $2.90 per share, to satisfy the Company's remaining obligation without issuing net additional shares.

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

   The Company has substantially implemented the requirements of each of the settlements with the shareholder class, the U.S. Attorney and the SEC.

   On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. Each of the individuals indicted pled guilty to the charges against them, one of whom has been sentenced while the others await sentencing. The U.S. Attorney did not bring charges against the Company.

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

Purchase Commitments

   The Company has entered into manufacturing contracts, which require minimum annual production orders. The minimum annual production orders for all contracts are 3.3 million cases of product through the year 2002 and zero thereafter. This volume represents substantially less than the Company's current production requirements.

Note 21--Stock Option and Employee Stock Purchase Plans

   The Company has stock option plans and an employee stock purchase plan as described below. The Company applies APB 25 and its related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

   The Company has two stock option plans, the 1998 Long Term Incentive Plan (the "1998 Option Plan") and the 2000 Equity Incentive Plan (the "2000 Incentive Plan"). Under the 1998 Option Plan, the Company is authorized to grant both incentive and non-qualified stock options to purchase common stock up to an aggregate amount of 3,500,000 shares. During 2001, 425,000 options were granted pursuant to the plan, which vest ratably over a three year period. A total of 2,154,550 shares remained available as of December 31, 2001. No incentive stock options may be granted with an exercise price less than fair market value of the stock on the date of grant; non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant. Options are generally granted with a term of ten years and vest ratably over three years beginning on either the first or third anniversary of the date of grant.

   The terms of the 2000 Incentive Plan provide for the grant of up to 7 million options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock or performance awards or a combination thereof. During 2001, 1,661,225 options were granted pursuant to the plan at option prices equal to fair market value at the dates of grant, which vest ratably over a three or four year period. A total of 873,762 shares remained available for grant at December 31, 2001.

   Presented below is a summary of stock option plans activity for the years shown:

                        Options     Wtd. Avg.      Options     Wtd. Avg.
                      Outstanding Exercise Price Exercisable Exercise Price
                      ----------- -------------- ----------- --------------
    December 31, 1998  2,001,650      $20.91             --      $   --
       Granted.......    340,750       15.70
       Forfeited.....    (58,379)      20.16
                      ----------      ------      ---------      ------
    December 31, 1999  2,284,021       20.15        650,552       20.91
       Granted.......  5,181,375        3.86
       Forfeited..... (1,210,321)      18.76
                      ----------      ------      ---------      ------
    December 31, 2000  6,255,075        6.93      1,166,300       14.29
       Granted.......  2,086,225        4.17
       Exercised.....    (33,371)       4.98
       Forfeited.....   (869,612)       9.92
                      ----------      ------      ---------      ------
    December 31, 2001  7,438,317      $26.00      2,617,132      $ 9.37
                      ==========      ======      =========      ======

   The following table provides additional information for options outstanding at December 31, 2001:

                                         Wtd. Avg.      Wtd. Avg.
           Range of Prices    Number   Remaining Life Exercise Price
           ---------------   --------- -------------- --------------
           $  2.10 -  4.20   5,863,367       8.7          $ 3.82
              4.21 -  6.30     644,500       9.7            5.17
              6.31 -  8.40      10,000       9.3            6.67
             14.70 - 16.80      74,750       7.1           16.30
             16.81 - 18.90      80,000       7.5           17.00
             18.91 - 21.00     765,700       6.4           21.00
           ---------------   ---------      ----          ------
           $  2.10 - 21.00   7,438,317      8.50          $ 5.98

   The following table provides additional information for options exercisable at December 31, 2001:

                                                 Wtd. Avg.
                   Range of Prices    Number   Exercise Price
                   ---------------   --------- --------------
                   $  2.10 -  4.20   1,744,895     $ 3.88
                      4.21 -  6.30          --         --
                      6.31 -  8.40       3,334       6.67
                     14.70 - 16.80      49,870      16.30
                     16.81 - 18.90      53,333      17.00
                     18.91 - 21.00     765,700      21.00
                   ---------------   ---------     ------
                   $  2.10 - 21.00   2,617,132     $ 9.37

   Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FAS 123, the Company's loss from continuing operations and loss per share for the three years ended December 31, would have been impacted as shown in the following table (in thousands, except per share).

                                                                    2001      2000     1999
                                                                  --------  --------  -------
Reported net loss available to common stockholders............... $(17,579) $(68,585) $(4,449)
Pro forma net loss available to common stockholders..............  (20,642)  (70,319)  (6,674)
Reported diluted loss per share available to common stockholders.    (0.26)    (0.99)   (0.07)
Pro forma diluted loss per share available to common stockholders    (0.31)    (1.02)   (0.10)

   The fair value of options granted, which is hypothetically amortized to expense over the option vesting period in determining the pro forma impact, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     2001   2000    1999
                                                    ------ ------- ------
      Expected life of option...................... 7 yrs.  5 yrs. 5 yrs.
      Risk-free interest rate......................   4.6%    5.1%   6.5%
                                                           to 6.7%
      Expected volatility of Aurora Foods stock....    80%     88%    30%
      Expected dividend yield on Aurora Foods stock   0.0%    0.0%   0.0%

   The weighted average fair value of options granted during 2001, 2000, and 1999 determined using the Black-Scholes model is as follows:

                                                          2001   2000  1999
                                                          ----- ------ -----
    Fair value of each option granted.................... $3.15 $ 2.80 $6.12
    Total number of options granted (in millions)........  2.09   5.18  0.34
                                                          ----- ------ -----
    Total fair value of all options granted (in millions) $6.57 $14.50 $2.08
                                                          ===== ====== =====

   The Company has adopted a stock purchase plan, the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") covering an aggregate of 400,000 shares of common stock. Under the 1998 Purchase Plan, as amended, eligible employees have the right to purchase common stock at 85% of the fair market value of the common stock on the commencement date of each six month offering period. Purchases are made from accumulated payroll deductions of up to 15% of such employee's earnings, limited to 2,000 shares during a calendar year. During the years ended December 31, 2001, 2000 and 1999, 99,414, 149,963 and 33,638 shares were purchased at weighted average prices of $2.81, $2.65 and $10.87 per share, respectively.

Note 22--Earnings Per Share and Number of Common Shares Outstanding

   Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method"), the outstanding Convertible Cumulative Preferred Stock and the common shares expected to be issued from Treasury Stock pursuant to the settlement of the class action and derivative lawsuits (the "class settlement") (see Note 20). The Company has had net losses available to common stockholders in each year, therefore the impact of these potentially dilutive common shares has been antidilutive.

   The table below summarizes the numerator and denominator for the basic and diluted earnings per share calculations (in thousands except per share amounts):

                                                                        Years Ended December 31,
                                                                      ---------------------------
                                                                        2001      2000     1999
                                                                      --------  --------  -------
Numerator:
Net loss available to common stockholders before cumulative effect of accounting change.................................................. $(18,832) $(56,424) $(4,449)
Cumulative effect of accounting change, net of tax...................       --   (12,161)      --
                                                                      --------  --------  -------
Net loss available to common stockholders............................ $(18,832) $(68,585) $(4,449)
                                                                      ========  ========  =======
Denominator--Basic shares:
Average common shares outstanding....................................   72,499    69,041   67,023
                                                                      --------  --------  -------
Basic loss per share................................................. $  (0.26) $  (0.99) $ (0.07)
                                                                      ========  ========  =======
Denominator--Diluted shares:
Average common shares outstanding....................................   72,499    69,041   67,023
Dilutive effect of common stock equivalents..........................       --        --       --
Total diluted shares.................................................   72,499    69,041   67,023
                                                                      --------  --------  -------
Diluted loss per share............................................... $  (0.26) $  (0.99) $ (0.07)
                                                                      ========  ========  =======

   The number of shares of common stock outstanding and the changes during the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                    Common
                                                    Stock   Treasury     Net
                                                    Issued   Stock   Outstanding
                                                    ------  -------- -----------
Shares at December 31, 1998........................ 67,016       --    67,016
Employee stock purchases...........................     34       --        34
                                                    ------   ------    ------
Shares at December 31, 1999........................ 67,050       --    67,050
Common stock issued to subordinated noteholders....  6,966       --     6,966
Employee stock purchases...........................    150       --       150
Retirement of stock................................    (42)      --       (42)
                                                    ------   ------    ------
Shares at December 31, 2000........................ 74,124       --    74,124
Receipt of shares from former management...........     --   (3,051)   (3,051)
Distribution of shares to shareholder class........     --      465       465
Employee stock purchases...........................     99       --        99
Restricted stock awards and stock options exercised     31       --        31
                                                    ------   ------    ------
Shares at December 31, 2001........................ 74,254   (2,586)   71,668
                                                    ======   ======    ======

Note 23--Segment Information

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

   The Company's segments have changed from those presented in prior years, consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. Information for the prior year has been restated to conform to the new definition. The Company's definition of segment contribution differs from operating income as presented in its primary financial statements and a reconciliation of the segmented and consolidated results is provided in the following table. Interest expense, financing costs and income tax amounts are not allocated to the operating segments.

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

   In prior years the reported segments were based on an organization structure in place prior to the consolidation of administration in St. Louis in late 2000. Information necessary to reliably recast the calendar 1999 results consistent with the current organization and segmentation is not available. Therefore, following the tabular information on the current operating segments for 2001 and 2000, the information for the years 2000 and 1999, as previously reported, have been presented.

   The following table presents a summary of operations by segment for the years ended December 31, 2001 and 2000 (in thousands):

                                                                            Years Ended December 31,
                                                                            -----------------------
                                                                               2001         2000
                                                                            ----------   ----------
Net sales:
   Retail.................................................................. $  858,937   $  846,258
   Food Service............................................................     68,493       65,279
   Other...................................................................    108,666       88,594
                                                                            ----------   ----------
       Total............................................................... $1,036,096   $1,000,131
                                                                            ==========   ==========
Segment contribution and operating income:
   Retail.................................................................. $  211,926   $  208,957
   Food Service............................................................     23,875       21,390
   Other...................................................................     29,506       23,829
                                                                            ----------   ----------
       Segment contribution................................................    265,307      254,176
   Fixed manufacturing costs...............................................    (72,816)     (77,055)
   Amortization of goodwill and other intangibles..........................    (44,670)     (44,819)
   Selling, general and administrative expenses............................    (58,035)     (50,080)
   Other financial, legal, accounting, consolidation and transition income
     (expense).............................................................      3,066      (57,257)
                                                                            ----------   ----------
       Operating income.................................................... $   92,852   $   24,965
                                                                            ==========   ==========

   The following supplemental information provides net sales by product line across all segments (in thousands):

                                                                  Year Ended
                               Actual Years Ended December 31, December 31, 1999
                               ------------------------------- -----------------
                                  2001        2000      1999     Pro forma (1)
                               ----------  ---------- -------- -----------------
                                                  (Unaudited)
Net sales:
   Baking mixes and frostings. $  275,185  $  241,152 $245,035    $  245,222
   Seafood....................    213,520     200,469  198,033       196,974
   Bagels.....................    151,786     169,563   26,927       177,577
   Syrup and mixes............    137,173     135,472  166,252       158,146
   Breakfast products.........    120,259     115,347  111,448       109,869
   All other..................    138,173     138,128  128,511       146,492
                               ----------  ---------- --------    ----------
                               $1,036,096  $1,000,131 $876,206    $1,034,280
                               ==========  ========== ========    ==========

--------
(1) Proforma amounts include adjustments to historical results to reflect the acquisitions of Lender's and Chef's Choice and the adoption of EITF 00-14 (Accounting for Certain Sales Incentives) as if they had taken place at the beginning of 1999.

   In prior years, the Company managed its businesses in two operating segments: dry grocery division and frozen food division. Historically, the operating segments had been managed as strategic units due to their distinct manufacturing methodologies and distribution channels. The dry grocery division included Duncan Hines(R) baking mix, and Mrs. Butterworth's(R) and Log Cabin(R) syrup products. The frozen food division included Van de Kamp's(R) and Mrs. Paul's(R) frozen seafood, Aunt Jemima(R) frozen breakfast, Celeste(R) brand frozen pizza products, Chef's Choice(R) frozen skillet meal products and Lender's(R) bagel products.

   The following table presents a summary of operations by segment for 2000 and 1999 (in thousands):

                                           Years Ended December 31,
                                           ------------------------
                                               2000        1999
                                            ----------  ----------
             Net sales
                Dry grocery............... $  376,624   $  411,287
                Frozen food...............    623,507      464,919
                                            ----------  ----------
                    Total................. $1,000,131   $  876,206
                                            ==========  ==========
             Operating income
                Dry grocery............... $   12,913   $   43,400
                Frozen food...............     12,052       20,661
                                            ----------  ----------
                    Total................. $   24,965   $   64,061
                                            ==========  ==========
             Total assets
                Dry grocery............... $  838,291   $  890,927
                Frozen food...............    955,995      960,189
                                            ----------  ----------
                    Total................. $1,794,286   $1,851,116
                                            ==========  ==========
             Depreciation and amortization
                Dry grocery............... $   29,998   $   27,458
                Frozen food...............     43,337       27,990
                                            ----------  ----------
                    Total................. $   73,335   $   55,448
                                            ==========  ==========
             Capital expenditures
                Dry grocery............... $    3,541   $   14,477
                Frozen food...............     12,517       10,804
                                            ----------  ----------
                    Total................. $   16,058   $   25,281
                                            ==========  ==========

Note 24--Quarterly Financial Data (Unaudited)

   Unaudited quarterly financial data for the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                                        Three months ended
                                                          ---------------------------------------------
                                                          March 31, June 30,  September 30, December 31,
                                                          --------- --------  ------------- ------------
Year ended December 31, 2001:
Net sales................................................ $283,592  $219,898    $242,718      $289,888
Gross profit.............................................  149,658   110,994     128,409       152,337
Operating income.........................................   17,282    18,404      28,436        28,730
Net income (loss)........................................   (7,757)   (8,998)     (3,206)        2,382
Basic and diluted earnings (loss) per share available to
  common stockholders....................................    (0.11)    (0.13)      (0.05)         0.03

Year ended December 31, 2000:
Net sales................................................ $282,008  $214,721    $227,722      $275,680
Gross profit.............................................  143,606   113,263     110,396       144,281
Operating income.........................................      977       170       3,263        20,555
Net loss before cumulative effect of change in accounting  (16,449)  (18,933)    (15,294)       (5,415)
Net loss.................................................  (28,610)  (18,933)    (15,294)       (5,415)
Basic and diluted loss per share available to common
  stockholders:
   Before cumulative effect of change in accounting......    (0.25)    (0.28)      (0.22)        (0.08)
   Net earnings available to common stockholders.........    (0.43)    (0.28)      (0.22)        (0.08)

Note 25--Condensed Financial Statements of Subsidiary

   Sea Coast is the Company's only subsidiary and is a guarantor of all of the Company's indebtedness. As a result, the condensed financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000 and the period from acquisition (April 1, 1999) to December 31, 1999, are included below:

                             SEA COAST FOODS, INC.

                                 BALANCE SHEET

                            (dollars in thousands)

                                                                           December 31,
                                                                          ---------------
                                                                           2001    2000
                                                                          ------- -------
Assets
Current assets:
   Accounts receivable (net of allowance of $100 and $100, respectively). $ 2,098 $ 3,919
   Inventories...........................................................  13,786  10,415
   Current deferred tax asset............................................     108     166
   Prepaid expenses......................................................      --      16
                                                                          ------- -------
       Total current assets..............................................  15,992  14,516
   Property, plant and equipment, net....................................     980      --
   Goodwill and intangible assets, net...................................  54,234  55,690
   Other assets..........................................................   1,491   2,059
                                                                          ------- -------
       Total assets...................................................... $72,697 $72,265
                                                                          ======= =======
Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable...................................................... $ 1,750 $ 2,117
   Accrued expenses......................................................   1,224   1,283
                                                                          ------- -------
       Total current liabilities.........................................   2,974   3,400
Due to parent............................................................  69,434  64,814
                                                                          ------- -------
       Total liabilities.................................................  72,408  68,214
                                                                          ------- -------
Stockholder's equity:
   Common stock..........................................................       1       1
   Paid-in capital.......................................................     200     200
   Retained earnings.....................................................      88   3,850
                                                                          ------- -------
       Total stockholder's equity........................................     289   4,051
                                                                          ------- -------
       Total liabilities and stockholder's equity........................ $72,697 $72,265
                                                                          ======= =======

                             SEA COAST FOODS, INC.

                            STATEMENT OF OPERATIONS

                            (dollars in thousands)

                                                         Years ended     Nine Months
                                                        December 31,        ended
                                                     ------------------  December 31,
                                                       2001      2000        1999
                                                     --------  --------  ------------
Net sales........................................... $ 58,255  $ 59,463    $ 47,754
Cost of goods sold..................................  (39,616)  (40,617)    (28,918)
                                                     --------  --------    --------
   Gross profit.....................................   18,639    18,846      18,836
                                                     --------  --------    --------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution.......................   (6,292)   (6,142)     (5,665)
   Trade promotions.................................   (5,799)   (3,523)     (3,094)
   Consumer marketing...............................     (612)   (1,153)       (573)
                                                     --------  --------    --------
Total brokerage, distribution and marketing expenses  (12,703)  (10,818)     (9,332)
Amortization of goodwill and other intangibles......   (1,829)   (1,604)       (985)
Selling, general and administrative expenses........   (3,156)   (2,554)     (1,937)
                                                     --------  --------    --------
Total operating expenses............................  (17,688)  (14,976)    (12,254)
                                                     --------  --------    --------
   Operating income.................................      951     3,870       6,582
Interest expense, net...............................   (6,252)   (6,417)     (3,755)
                                                     --------  --------    --------
   Income (loss) before income taxes................   (5,301)   (2,547)      2,827
Income tax (expense) benefit........................    1,538       377      (1,525)
                                                     --------  --------    --------
       Net income (loss)............................ $ (3,763) $ (2,170)   $  1,302
                                                     ========  ========    ========

                             SEA COAST FOODS, INC.

                            STATEMENT OF CASH FLOWS

                            (dollars in thousands)

                                                                              Years ended    Nine Months
                                                                             December 31,       ended
                                                                           ----------------  December 31,
                                                                            2001     2000        1999
                                                                           -------  -------  ------------
Cash flows from operating activities:
   Net income (loss)...................................................... $(3,763) $(2,170)   $ 1,302
   Adjustments to reconcile net income (loss) to cash used in operating activities:
       Depreciation and amortization......................................   2,151    1,901      1,243
       Deferred taxes.....................................................      59     (104)     1,525
       Change in assets and liabilities:
          Decrease in receivables.........................................   1,821      970      2,725
          Decrease (increase) in inventories..............................  (3,371)   2,030     (5,568)
          Decrease (increase) in prepaid expenses and other assets........      16       85         (1)
          Decrease in accounts payable....................................    (366)    (625)    (5,475)
          Decrease in accrued expenses....................................     (60)     (97)      (254)
                                                                           -------  -------    -------
Net cash provided by (used in) operating activities.......................  (3,513)   1,990     (4,503)
                                                                           -------  -------    -------
Cash flow used in investing activities:
   Asset additions........................................................  (1,107)    (364)        --
   Payment for acquisition of business....................................      --   (7,954)        --
                                                                           -------  -------    -------
Net cash used for investing activities....................................  (1,107)  (8,318)        --
                                                                           -------  -------    -------
Cash flows from financing activities:
   Debt issuance costs....................................................      --     (132)        --
   Intercompany borrowings................................................   4,620    6,460      4,503
                                                                           -------  -------    -------
Net cash provided from financing activities...............................   4,620    6,328      4,503
                                                                           -------  -------    -------
Net change in cash........................................................      --       --         --
Beginning cash and cash equivalents.......................................      --       --         --
                                                                           -------  -------    -------
Ending cash and cash equivalents.......................................... $    --  $    --    $    --
                                                                           =======  =======    =======

                                  Schedule II

                               Aurora Foods Inc.

                       Valuation and Qualifying Accounts

                                                  Additions
-                                            -------------------
                                 Balance at  Charged to Charged               Balance at
                                Beginning of Costs and  to Other                End of
Description                        Period     Expenses  Accounts Write-offs     Period
-----------                     ------------ ---------- -------- -----------  ----------
Allowance for doubtful accounts
-------------------------------
 Year ended December 31, 1999..  $  670,000  $1,005,000 $ 32,000 $  (396,000) $1,311,000
                                 ==========  ========== ======== ===========  ==========
 Year ended December 31, 2000..  $1,311,000  $  185,000 $240,000 $(1,011,000) $  725,000
                                 ==========  ========== ======== ===========  ==========
 Year ended December 31, 2001..  $  725,000  $  379,000 $     -- $  (516,000) $  588,000
                                 ==========  ========== ======== ===========  ==========
Inventory Obsolescence Reserve
------------------------------
 Year ended December 31, 1999..  $  355,000  $3,245,000 $     -- $(2,405,000) $1,195,000
                                 ==========  ========== ======== ===========  ==========
 Year ended December 31, 2000..  $1,195,000  $3,999,000 $     -- $(1,580,000) $3,614,000
                                 ==========  ========== ======== ===========  ==========
 Year ended December 31, 2001..  $3,614,000  $2,906,000 $     -- $(3,260,000) $3,260,000
                                 ==========  ========== ======== ===========  ==========

                                 Exhibit Index

Exhibit
Number  Exhibit
------  -------
 3.1    Certificate of Incorporation of Aurora Foods Inc., as amended.
 3.2    Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to exhibit 3.2 to the
        Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2000).
 3.3    Certificate of Designation for the Company's Series A Preferred Stock filed with the Secretary of
        State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit 3.1 to the Aurora
        Foods Inc. Form 8-K filed on September 21, 2000).
 4.1    Indenture dated as of February 10, 1997, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by
        reference to Exhibit 4.1 to the Aurora Foods Inc. Registration Statement on Form S-4 filed on August
        21, 1997, File No. 333-24715 ("Aurora S-4")).
 4.2    Specimen Certificate of 9 7/8% Series B Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).
 4.3    Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the
        Indenture governing the 9 7/8% Series B Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).
 4.4    Supplemental Indenture dated as of September 20, 2000, governing the 9 7/8% Series B Senior
        Subordinated Notes due 2007 between the Company, Sea Coast Foods, Inc. and Wilmington Trust
        Company, as trustee, amending the Indenture dated as of February 10, 1997, as amended.
        (Incorporated by reference to Exhibit 4.2 to Aurora Foods Inc.'s Form 8-K filed September 21,
        2000).
 4.5    Indenture dated as of July 1, 1997, governing the 9 7/8% Series C Senior Subordinated Notes due
        2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).
 4.6    Specimen Certificate of 9 7/8% Series C Senior Subordinated Notes due 2007 (included in Exhibit 4.5 hereto). (Incorporated by reference to Exhibit 4.3 to the Aurora S-4).
 4.7    Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the
        Indenture governing the 9 7/8% Series C Senior Subordinated Notes due 2007 (included in Exhibit 4.5 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-4).
 4.8    Supplemental Indenture dated as of April 1, 1999, governing the 9 7/8% Series C Senior Subordinated
        Notes due 2007 among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as
        Trustee. (Incorporated by reference to Exhibit 4.11 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)
 4.9    Supplemental Indenture dated as of September 20, 2000, governing the 9 7/8% Series C Senior
        Subordinated Notes due 2007 between the Company, Sea Coast Foods, Inc. and Wilmington Trust
        Company, as trustee, amending the Indenture dated as of July 1, 1997, as amended. (Incorporated by reference to Exhibit 4.3 to Aurora Foods Inc.'s From 8-K filed September 21, 2000).
 4.10   Indenture dated as of July 1, 1998, governing the 8 3/4% Senior Subordinated Notes due 2008 by and
        between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit
        4.13 to the Aurora Foods Inc. Registration Statement on Form S-1 filed on April 22, 1998, as amended, File No. 333-50681 (the "S-1")).

Exhibit
Number  Exhibit
------  -------
  4.11  Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Incorporated by reference to
        Exhibit 4.9 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)
  4.12  Supplemental Indenture dated as of April 1, 1999, governing the 8 3/4% Senior Subordinated Notes due 2008 among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as
        Trustee. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)
  4.13  Supplemental Indenture dated as of September 20, 2000, governing the 8 3/4% Senior Subordinated
        Notes due 2008 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as
        trustee, amending the Indenture dated as of July 1, 1998, as amended. (Incorporated by reference to
        Exhibit 4.1 to Aurora Foods Inc.'s Form 8-K filed September 21, 2000).
  4.14  Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).
  4.15  Specimen Certificate of the Series A Preferred Stock (included in Exhibit 3.3 hereto). (Incorporated by reference to the Aurora Foods Inc. Form 8-K filed on September 21, 2000.)
  4.16  Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW
        Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-1).
  4.17  Amendment of Securityholders Agreement among Aurora Foods Inc. and the parties listed on the signature page thereto. (Incorporated by reference to Exhibit 4.14 to the Aurora Foods Inc. Form 10-
        Q for the quarter ended September 30, 2000).
 10.1   License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK
        Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp's S-4).
 10.2   License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de
        Kamp's Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp's S-4).
 10.3   Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The Quaker Oats Company of Canada Limited and Van de Kamp's, Inc. (Incorporated by reference to Exhibit H to Exhibit 2.1 to
        Van de Kamp's, Inc.'s Form 8-K dated July 9, 1996).
 10.4   First Amended and Restated Red Wing Co-Pack Agreement, dated as of November 19, 1997, by and between Aurora Foods Inc. and The Red Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.16 to
        Aurora Foods Inc.'s Form 10-K for the year ended December 31, 1997 (the "Aurora 10-K")).
 10.5   Production Agreement, dated November 19, 1997, by and between Aurora Foods Inc. and The Red
        Wing Company, Inc. (Confidential treatment for a portion of this document has been requested by the Company). (Incorporated by reference to Exhibit 10.18 to the Aurora 10-K).
 10.6   Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-
        Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).
 10.7   Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp's, Inc.,
        VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and MDC Management
        Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).
 10.8   Advisory Agreement, made as of April 8, 1998, between Fenway Partners, Inc. and Aurora/VDK
        LLC, Van de Kamp's, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc.
        (Incorporated by reference to Exhibit 10.35 to the S-1).

Exhibit
Number  Exhibit
------  -------
 10.9   Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.50 to the S-1).
 10.10  Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.52 to the S-1).
 10.11  Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.53 to the S-1).
 10.12  Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.54 to the S-1).
 10.13  Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.55 to the S-1).
 10.14  Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.56 to the S-1).
 10.15  Indemnity Agreement, dated as of June 5, 2001, between Stephen L. Key and Aurora Foods Inc.
 10.16  Indemnity Agreement, dated as of June 5, 2001, between William B. Connell and Aurora Foods Inc.
 10.17  Indemnity Agreement, dated as of June 5, 2001, between Jack Murphy and Aurora Foods Inc.
 10.18  Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.46 to the S-1).
 10.19  Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc.
        (Incorporated by reference to Exhibit 10.49 to the S-1).
 10.20  Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.42 to the Aurora
        Foods Inc. Form 10-K for the year ended December 31, 2000).
 10.21  Securities Purchase Agreement for Series A Preferred Stock dated as of September 20, 2000 between the Company and the Purchasers listed on the signature pages thereto. (Incorporated by reference to
        Exhibit 2.1 to Aurora Foods Inc. Form 8-K filed on September 21, 2000).
 10.22  Employment Agreement dated as of March 21, 2000, between Aurora Foods Inc. and Christopher T.
        Sortwell. (Incorporated by reference to Exhibit 10.39 to Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).
 10.23  Employment Agreement dated as of March 27, 2000, between Aurora Foods Inc. and James T.
        Smith. (Incorporated by reference to Exhibit 10.40 to the Aurora Foods Inc. Form 10-Q for the
        quarter ended September 30, 2000).
 10.24  Employment Agreement dated as of March 27, 2000, between Aurora Foods Inc. and Paul Graven.
        (Incorporated by reference to Exhibit 10.41 to the Aurora Foods Inc. Form 10-K for the year ended
        December 31, 2000).
 10.25  1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Aurora Foods
        Inc. Form 10-K for the fiscal year ended December 31, 1998).
 10.26  1998 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Aurora Foods Inc.
        Form 10-K for the fiscal year ended December 31, 1998).
 10.27  Aurora Foods Inc. 2000 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.43 to The
        Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number  Exhibit
------  -------
 10.28. Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as
        Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and
        UBS AG, Stamford Branch, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 8-K dated November 1, 1999).
 10.29. First Amendment, Forbearance and Waiver, dated as of March 29, 2000, to the Fifth Amended and
        Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods
        Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for
        the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford
        Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.36 to the Aurora Foods
        Inc. Form 10-Q for the quarter ended March 31, 2000).
 10.30. Amendment, dated as of April 28, 2000, to the Fifth Amended and Restated Credit Agreement dated
        November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster
        Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent.
        (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).
 10.31. Amendment and Waiver, dated as of February 7, 2001 to the Fifth Amended and Restated Credit
        Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders,
        National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as
        Documentation Agent. (Incorporated by reference to Exhibit 10.45 to the Aurora Foods Inc. Form
        10-Q for the quarter ended March 31, 2001).
 10.32. Amendment and Waiver, dated as of April 16, 2001 to the Fifth Amended and Restated Credit
        Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc.,as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders,
        National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as
        Documentation Agent.
 10.33. Amendment and Waiver, dated as of October 1, 2001 to the Fifth Amended and Restated Credit
        Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders,
        National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as
        Documentation Agent. (Incorporated by reference to Exhibit 10.47 to the Aurora Foods Inc. Form
        10-Q for the quarter ended September 30, 2001).
 10.34. Waiver, dated as of December 21, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National
        Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent.
 10.35. Amendment and Waiver, dated as of February 26, 2002 to the Fifth Amended and Restated Credit
        Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders,
        National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as
        Documentation Agent.

Exhibit
Number  Exhibit
------  -------
 10.36  Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between
        Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000.)
 10.37  Amendment, dated February 7, 2001 to the Receivables Purchase Agreement, dated as of April 19,
        2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank,
        as borrower. (Incorporated by reference to Exhibit 10.46 to the Aurora Foods Inc. Form 10-Q for the
        quarter ended March 31, 2001.)
 10.38  Amendment, dated December 19, 2001 to the Receivables Purchase Agreement, dated as of April 19,
        2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank,
        as borrower.
 10.39  Collective Bargaining Agreement between Aurora Foods Inc. and Bakery, Confectionery, Tobacco
        Workers and Grain Millers' International Union of America Local # 429 dated January 12, 2001.
        (Incorporated by reference to Exhibit 10.44 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2001).
 21.1   Subsidiary of Aurora Foods Inc. (Incorporated by reference to Exhibit 21.1 to Aurora Foods Inc.
        Form 10-K for the year ended December 31, 1999.)
 23.1   Consent of PricewaterhouseCoopers LLP
 24.1   Power of Attorney (included on signature page).