Form 10-Q
period 2002-03-31
AURORA FOODS INC /DE/
filed 2002-05-15
CIK 1060024

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    ------------

                        Commission file number 001-14255

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 Or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter Period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days. Yes[X] No[ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the Latest practicable date.

                                                         Shares Outstanding
                                                             May 8, 2002
                                                         ------------------
Common stock, $0.01 par value.........................       71,823,029

     The number of shares outstanding as of May 8, 2002 reflects the initial share transfers to and from the Company in connection with the settlement, as described in Note 22 to the financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

See pages 3 through 14.

                                AURORA FOODS INC.
                                 BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                                   March 31,    December 31,
                                                                                      2002         2001
                                                                                  -----------   ------------
                                                                                  (unaudited)
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents ..................................................   $      882     $      184
   Accounts receivable, net of $716 and $588 allowance, respectively ..........       74,463         91,229
   Accounts receivable sold ...................................................      (27,976)       (33,302)
   Inventories ................................................................       95,320         99,560
   Prepaid expenses and other assets ..........................................       18,665          5,524
   Current deferred tax assets ................................................       19,410         18,563
                                                                                  ----------     ----------
      Total current assets ....................................................      180,764        181,758

   Property, plant and equipment, net .........................................      229,011        232,650
   Deferred tax asset .........................................................      115,192         47,799
   Goodwill and other intangible assets, net ..................................    1,072,513      1,229,652
   Other assets ...............................................................       29,808         31,181
                                                                                  ----------     ----------
      Total assets ............................................................   $1,627,288     $1,723,040
                                                                                  ==========     ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
   Current portion of senior secured term debt ................................   $   40,443     $   37,970
   Accounts payable ...........................................................       73,901         73,001
   Accumulated preferred dividends payable ....................................        1,917          1,586
   Accrued liabilities ........................................................       86,779         80,417
                                                                                  ----------     ----------
      Total current liabilities ...............................................      203,040        192,974

   Senior secured term debt ...................................................      462,089        472,793
   Senior secured revolving debt facility .....................................      141,500        127,700
   Senior subordinated notes ..................................................      401,541        401,605
   Capital lease obligation ...................................................        1,809          1,833
   Other liabilities ..........................................................       14,260         16,683
                                                                                  ----------     ----------
      Total liabilities .......................................................    1,224,239      1,213,588
                                                                                  ----------     ----------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with
      a liquidation preference value of $16,917 and $16,586, respectively .....           37             37
   Common stock, $0.01 par value; 250,000,000 shares authorized; 74,401,219
      and 74,254,467 shares issued, respectively ..............................          744            743
   Paid-in capital ............................................................      686,216        685,582
   Treasury stock .............................................................      (13,266)       (13,266)
   Promissory notes ...........................................................          (40)           (40)
   Accumulated deficit ........................................................     (267,908)      (159,760)
   Accumulated other comprehensive loss .......................................       (2,734)        (3,844)
                                                                                  ----------     ----------
      Total stockholders' equity ..............................................      403,049        509,452
                                                                                  ----------     ----------
      Total liabilities and stockholders' equity ..............................   $1,627,288     $1,723,040
                                                                                  ==========     ==========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                    2002         2001
                                                                               ----------------------------
Net sales ..................................................................      $ 198,072    $ 230,068
Cost of goods sold .........................................................       (134,459)    (133,934)
                                                                                  ---------    ---------
   Gross profit ............................................................         63,613       96,134
                                                                                  ---------    ---------
Brokerage, distribution and marketing expenses:
   Brokerage and distribution ..............................................        (31,070)     (32,913)
   Consumer marketing ......................................................         (9,739)     (19,005)
                                                                                  ---------    ---------
      Total brokerage, distribution and marketing expenses .................        (40,809)     (51,918)
Amortization of goodwill and other intangibles .............................         (2,448)     (11,201)
Selling, general and administrative expenses ...............................        (17,340)     (15,733)
                                                                                  ---------    ---------
      Total operating expenses .............................................        (60,597)     (78,852)
                                                                                  ---------    ---------
   Operating income ........................................................          3,016       17,282
Interest expense, net ......................................................        (22,168)     (27,870)
Adjustment to value of derivatives .........................................         (1,117)          --
Amortization of deferred financing expense .................................           (867)        (867)
Other bank and financing expenses ..........................................            (37)         (37)
                                                                                  ---------    ---------
   Loss before income taxes and cumulative effect of change in accounting           (21,173)     (11,492)
Income tax benefit .........................................................          8,249        3,735
                                                                                  ---------    ---------
   Net loss before cumulative effect of change in accounting ...............        (12,924)      (7,757)
Cumulative effect of change in accounting, net of tax of $60,670 ...........        (94,893)          --
                                                                                  ---------    ---------
   Net loss ................................................................       (107,817)      (7,757)
Preferred dividends ........................................................           (331)        (307)
                                                                                  ---------    ---------
   Net loss available to common stockholders ...............................      $(108,148)   $  (8,064)
                                                                                  =========    =========
Basic and diluted loss per share available to common stockholders:
   Loss before cumulative effect of change in accounting ...................      $   (0.19)   $   (0.11)
   Cumulative effect of change in accounting, net of tax ...................          (1.32)          --
                                                                                  ---------    ---------
   Net loss available to common stockholders ...............................      $   (1.51)   $   (0.11)
                                                                                  =========    =========
Weighted average number of shares outstanding ..............................         71,753       74,124
                                                                                  =========    =========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                                                           Accumulated
                                                       Additional                                             Other
                                  Preferred   Common    Paid-in     Promissory   Treasury   Accumulated   Comprehensive
                                    Stock     Stock     Capital       Notes       Stock       Deficit          Loss         Total
                                  ---------   ------   ----------   ----------   --------   -----------   -------------   --------
Balance at December 31, 2001....     $37       $743     $685,582      $(40)       (13,266)   $(159,760)      $(3,844)     $ 509,452

Stock options exercised.........      --          1          387        --             --           --            --            388

Restricted stock awards.........      --         --          247        --             --           --            --            247

Net loss........................      --         --           --        --             --     (107,817)           --       (107,817)

Cumulative preferred dividends..      --         --           --        --             --         (331)           --           (331)

Net deferred hedging gain.......      --         --           --        --             --           --         1,110          1,110
                                     ---       ----     --------      ----       --------    ---------       -------      ---------

Balance at March 31, 2002.......     $37       $744     $686,216      $(40)      $(13,266)   $(267,908)      $(2,734)     $ 403,049
                                     ===       ====     ========      ====       ========    =========       =======      =========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2002             2001
                                                                    -----------       ----------
Cash flows from operations:
   Net loss .....................................................     $(107,817)      $ (7,757)
   Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization .............................        10,955         18,564
      Deferred income taxes .....................................        (8,229)        (3,735)
      Recognition of loss on derivatives..... ...................         1,117             --
      Cumulative effect of change in accounting, net of tax .....        94,893             --
      Other, net ................................................           (20)             4
      Changes in operating assets and liabilities:
         Accounts receivable ....................................        17,134         24,197
         Inventories ............................................         4,887         11,628
         Prepaid expenses and other current assets ..............       (12,807)        (2,277)
         Accounts payable .......................................           900         (1,377)
         Accrued expenses .......................................         6,391         (3,075)
         Other non-current liabilities ..........................        (1,751)        (3,206)
                                                                      ---------       --------

Net cash provided by operations .................................         5,653         32,966
                                                                      ---------       --------
Cash flows from investing activities:
   Asset additions ..............................................        (5,540)        (2,232)
                                                                      ---------       --------
Net cash used for investment activities .........................        (5,540)        (2,232)
                                                                      ---------       --------
Cash flows from financing activities:
   Senior secured revolving borrowings, net .....................        13,800             --
   Repayment of borrowings ......................................        (8,231)        (8,232)
   Decrease in accounts receivable sold .........................        (5,326)       (19,985)
   Capital contributions and other, net .........................           342             36
                                                                      ---------       --------

Net cash (used for) provided by financing activities ............           585        (28,181)
                                                                      ---------       --------

Increase in cash and cash equivalents ...........................           698          2,553
Cash and cash equivalents, beginning of period ..................           184            525
                                                                      ---------       --------

Cash and cash equivalents, end of period ........................     $     882       $  3,078
                                                                      =========       ========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2002

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

     For further information, reference should be made to the financial statements of the Company and notes thereto included in the annual report on Form 10-K of the Company for the year ended December 31, 2001.

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

Liquidity

     The Company continues to be highly leveraged. As of May 8, 2002, the Company had outstanding, approximately $1.07 billion in aggregate principal indebtedness for borrowed money, had a total of $9.3 million of cash and available borrowing capacity under the revolving credit facility and had sold substantially all eligible receivables pursuant to the receivables sale facility.

     Liquidity is expected to remain tight and the Company has no currently existing arrangements or sources for additional financing. Management is actively reviewing a number of possibilities to provide additional liquidity. These possibilities include but are not limited to an additional equity infusion from major stockholders affiliated with certain members of the Board of Directors and the sale of certain assets or businesses. The Company is also actively reducing controllable expenditures that are not expected to have major impacts on the business. There have been no significant disruptions to the Company's ability to obtain necessary raw materials from its vendors.

Accounting Changes

     Effective January 1, 2002, the Company adopted the consensus reached in EITF 00-25 and 01-09, which required that certain items which had been classified as trade promotions expense in prior years be reclassified as reductions of net sales. Adoption of the consensus had no impact on cash flow or the reported amounts of operating income for any period. Following this change, all payments made by the Company to direct and indirect customers to promote and facilitate the sale of the Company's products are reflected as reductions of net sales. Prior year amounts in the accompanying statement of operations have been reclassified to conform with this new presentation.

     Net sales for each quarter and the full year for 2001 and 2000, after reflecting this reclassification from trade promotion expense, are as follows (in thousands):

                  Net Sales After Reclassification
                  --------------------------------
Quarter ending:        2001             2000
                     --------         --------
   March 31          $230,068         $227,607
   June 30            181,607          172,915
   September 30       200,838          197,541
   December 31        229,628          222,951
                     --------         --------
Calendar Year        $842,141         $821,014
                     ========         ========

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) indefinite lived intangibles no longer be amortized on a prospective basis, and (5) the amount of indefinite lived intangibles on the balance sheet of the Company be evaluated annually for impairment using a one-step method.

     As of March 31, 2002, the Company has implemented all aspects of FAS 142 except for the completion of its impairment test of goodwill. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the fair value of all recorded identifiable net assets of the reporting unit, (the "residual") to the recorded book value of the reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required. Management does not expect to complete the calculation in the first step until the second quarter of 2002. The net carrying value of the Company's goodwill has increased by $1.6 million from the December 31, 2001 balance of $720.7 million due to the reclassification of certain intangibles to goodwill in accordance with FAS 142.

     During the first quarter of 2002 the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company's trade names. Amortization of the trade names ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the trade names based on valuations performed by outside parties using the excess earnings approach. The fair value of all trade names exceeded their net carrying value except for the Lender's and Celeste trade names. The net carrying value for these two trade names was in excess of their fair value by $155.6 million which has been recorded, net of tax of $60.7 million, in the statement of operations as a cumulative effect of a change in accounting principle. Although management does not yet know the adjustments, if any, that will result from completion of the goodwill impairment testing, the net amount of recorded goodwill associated with the Lender's and Celeste brands as of March 31, 2002 was $47.8 million and $37.7 million, respectively.

     The following table summarizes the intangibles as of March 31, 2002 (in thousands):

                                                      Carrying Value
                                                -----------------------------
                                                        Accumulated
                                               Gross    Amortization    Net
                                               ------   ------------  -------
Intangible assets subject to amortization:
   Recipes and formulations                    32,779      16,799      15,980
   Other                                       15,493       9,417       6,076
                                               ------      ------     -------
      Total                                    48,272      26,216      22,056

Intangible assets not subject to amortization                         328,169
                                                                      -------
Net carrying value of intangible assets                               350,225
                                                                      =======

     The following schedule shows net losses and net loss per share adjusted to exclude the Company's amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) (in thousands):

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                             2002       2001
                                                                           --------    ------
Reported net loss available to common stockholders                         (108,148)   (8,064)
Add back : Cumulative effect of change in accounting, net of tax             94,893        --
Add back : Goodwill amortization                                                 --     3,387
Add back : Intangible amortization                                               --     2,297
                                                                           --------    ------
Adjusted net loss available to common stockholders                          (13,255)   (2,380)
                                                                           ========    ======

Basic and diluted loss per share available to common stockholders:
   Reported net loss                                                          (1.51)    (0.11)
   Add back : Cumulative effect of change in accounting, net of tax            1.32        --
   Add back : Goodwill amortization                                              --      0.05
   Add back : Intangible amortization                                            --      0.03
                                                                           --------    ------
   Adjusted net loss                                                          (0.19)    (0.03)
                                                                           ========    ======

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                       March 31,   December 31,
                                                         2002          2001
                                                      ----------   ------------
                                                      (unaudited)
Raw materials ..................................        $17,718       $17,507
Work in process ................................            256            98
Finished goods .................................         69,631        74,686
Packaging and other supplies ...................          7,715         7,269
                                                        -------       -------
                                                        $95,320       $99,560
                                                        =======       =======

NOTE 3 - ACCOUNTS RECEIVABLE SALE FACILITY

     On March 28, 2002, the Company's receivables purchase agreement, which provides for the sale of up to $42 million of specified accounts receivable on a periodic basis, was amended for a fee of $150,000 to extend its term through June 30, 2002. The Company has the option to further extend the receivables sales facility through March 31, 2003.

NOTE 4 - EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

     Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method"), the outstanding convertible cumulative preferred stock and the common shares expected to be issued from treasury stock pursuant to the settlement of the class action and derivative lawsuits in 2001. The Company has had net losses available to common stockholders in each year, therefore the impact of these potentially dilutive common shares has been antidilutive. The loss amounts and the weighted average shares outstanding contained in the Statements of Operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

     The number of shares of common stock outstanding and the transactions during the three month period ended March 31, 2002 were as follows (in thousands):

                                                 Common
                                                 Stock    Treasury       Net
                                                 Issued    Stock     Outstanding
                                                 ------   --------   -----------
Shares at December 31, 2001 ...............      74,254    (2,586)     71,668
Exercise of stock options .................          98        --          98
Restricted stock awards to employees ......          49        --          49
                                                 ------    ------      ------
Shares at March 31, 2002 ..................      74,401    (2,586)     71,815
                                                 ======    ======      ======

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

     The Company's assets are not managed or maintained on a segmented basis. Property, plant and equipment is used in the production and packaging of products for each of the segments. Cash, accounts receivable, prepaid expenses, other assets and deferred tax assets are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Inventories include primarily raw materials and packaged finished goods, which in most circumstances are sold through any or all of the segments. The Company's goodwill and other intangible assets, which include its tradenames, are used by and pertain to the activities and brands sold across all of its segments. As no segmentation of the Company's assets, depreciation expense (included in fixed manufacturing costs and general and administrative expenses) or capital expenditures is maintained by the Company, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

     Results in 2002 include pretax adjustments of $20.1 million, primarily for trade promotion costs which are now reflected in net sales, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive's severance. The trade promotion adjustments were a result of updated evaluations of the Company's reserves for such costs, including the timing of the ultimate settlements with customers and the Company's ability to obtain reliable information concerning actual historical spending, along with resolution of deductions taken by its customers. Settlement of trade promotion costs has historically been completed primarily when a customer deducts from amounts otherwise due to the Company for amounts they determine are due to them. Final resolution of the amounts appropriately deducted has taken extended periods of time and was compounded by the loss of information following the bankruptcy of the Company's national retail sales broker during the second and third quarters of 2001. The Company has taken several steps to improve this information for current and future periods, including new systems and processes implemented during the fourth quarter of 2001 and the first quarter of 2002. In addition, the Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

     The following table presents a summary of operations by segment (in thousands):

                                                        Three months ended March 31,
                                                        ----------------------------
                                                              2002       2001
                                                            --------   --------
                                                                (unaudited)
Net sales:
    Retail ..........................................       $157,847   $188,930
    Food Service ....................................         14,548     13,935
    Other ...........................................         25,677     27,203
                                                            --------   --------
        Total .......................................       $198,072   $230,068
                                                            ========   ========

Segment contribution and operating income:
    Retail ..........................................       $ 32,404   $ 50,056
    Food Service ....................................          4,821      5,272
    Other ...........................................          5,946      7,658
                                                            --------   --------
        Segment contribution ........................         43,171     62,986
    Fixed manufacturing costs .......................        (20,367)   (18,770)
    Amortization of goodwill and other intangibles ..         (2,448)   (11,201)
    Selling, general and administrative expenses ....        (17,340)   (15,733)
                                                            --------   --------
        Operating income ............................       $  3,016   $ 17,282
                                                            ========   ========

NOTE 6 - LITIGATION AND CONTINGENCIES

     During the first quarter of 2002, the Company lost a dispute in arbitration associated with termination of a contract in 2000 and recorded additional expense of approximately $730,000. The total award and related costs of approximately $1,530,000 were paid in April 2002.

     The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

NOTE 8 - DERIVATIVE INSTRUMENTS

     During the quarter ended March 31, 2002, the Company recorded additional expense of approximately $1.1 million associated with the change in value of its interest rate collar agreement which is not an effective hedge. The change in value of this instrument was primarily due to lower expected future LIBOR rates used to compute the net liability to the Company.

     At March 31, 2002, the Company's net liability reflected in the accompanying balance sheet, associated with its interest rate derivatives was approximately $12.1 million, $4.4 million of which has been deferred through other comprehensive income for amounts related to its interest rate swap agreement which remains effective as a hedge.

NOTE 9 - OTHER COMPREHENSIVE LOSS

     The components of total comprehensive income (loss) for the three month periods ended March 31, 2002 and 2001 were as follows (in thousands):

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           2002       2001
                                                        ---------   --------
                                                             (unaudited)
Net Loss ..........................................     $(107,817)  $ (7,757)
                                                        ---------   --------

Other comprehensive income (loss), net of tax:
   Adoption of FAS 133 for hedging activities .....            --     (2,277)
   Loss deferred on qualifying cash flow hedges ...         2,068       (794)
   Reclassification adjustment for cash flow
      hedging losses realized in net income loss ..          (958)       (75)
                                                        ---------   --------

Total other comprehensive (loss) ..................         1,110     (3,146)
                                                        ---------   --------

   Total comprehensive loss .......................     $(106,707)  $(10,903)
                                                        =========   ========

NOTE 10 - DEBT

     In February 2002, the Company's senior secured debt agreement was amended, with provisions to allow for the potential issuance of additional senior subordinated notes to replace the current receivables purchase facility and to further amend the financial covenants for periods through March 31, 2003.

     In March 2002, the Company received a waiver of a specific technical provision of the senior secured debt agreement which would have otherwise required the Company to prepay approximately $20 million of this facility.

     On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company agreed to provide a revised 2002 business plan to the Administrative Agent, to meet with the lenders to discuss the Company's business prior to June 15, 2002 and to assist a consultant, chosen by the Administrative Agent and at the Company's expense, to review the Company's business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase on a subordinated basis, a participation in up to $10 million of the Company's outstanding revolving loans. The Company has issued approximately 718,000 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. as compensation for this Participation Agreement. The number of warrants issued is subject to adjustment and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012.

     Subsequent to the amendments, the Company is in compliance with the provisions of the senior secured debt agreement.

NOTE 11 - Related Parties

     In connection with the May 1, 2002 amendment to the Company's senior secured debt agreement, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co. agreed to purchase on a subordinated basis, a participation of up to $10 million of the Company's outstanding revolving loans. The Company has issued approximately 718,000 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. as compensation for this Participation Agreement. The number of warrants issued is subject to adjustment and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire April 30, 2012. See Note 10.

NOTE 12 - Subsequent Events

     On May 2, 2002, the Company announced the closing of its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca will cease on May 31, 2002, with the formal closing to be no later than July 2, 2002. The closing will result in the loss of 204 jobs. Impacted employees will receive severance pay in accordance with the Company's policies and union agreements. The Company estimates that a $30 million pre-tax charge will be incurred with the shutdown of the West Seneca facility primarily attributable to disposition of property, plant and equipment and includes severance and other employee related costs. The Company estimates that the 2002 cash impact of the shutdown will be offset through cost savings of the closure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the annual report on Form 10-K of Aurora Foods Inc. for the year ended December 31, 2001.

Accounting Changes

     Effective January 1, 2002, the Company adopted the consensus reached in EITF 00-25 and 01-09, which required that certain items which had been classified as trade promotions expense in prior years be reclassified as reductions of net sales. Adoption of the consensus had no impact on cash flow or the reported amounts of operating income for any period. Following this change, all payments made by the Company to direct and indirect customers to promote and facilitate the sale of the Company's products are reflected as reductions of net sales. Prior year amounts in the accompanying statement of operations have been reclassified to conform with this new presentation.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) indefinite lived intangibles no longer be amortized on a prospective basis, and (5) the amount of indefinite lived intangibles on the balance sheet of the Company be evaluated annually for impairment using a one-step method.

     As of March 31, 2002, the Company has implemented all aspects of FAS 142 except for the completion of its impairment test of goodwill. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the fair value of all recorded identifiable net assets of the reporting unit (the "residual") to the recorded book value of the reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required. Management does not expect to complete the calculation in the first step until the second quarter of 2002. The net carrying value of the Company's goodwill has increased by $1.6 million from the December 31, 2001 balance of $720.7 million due to the reclassification of certain intangibles to goodwill in accordance with FAS 142.

     During the first quarter of 2002 the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company's trade names. Amortization of the trade names ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the trade names based on valuations performed by outside parties using the excess earnings approach. The fair value of all trade names exceeded their net carrying value except for the Lender's and Celeste trade names. The net carrying value for these two trade names was in excess of their fair value by $155.6 million which has been recorded, net of tax of $60.7 million, in the statement of operations as a cumulative effect of a change in accounting principle. Although management does not yet know the adjustments, if any, that will result from completion of the goodwill impairment testing, the net amount of recorded goodwill associated with the Lender's and Celeste brands as of March 31, 2002 was $47.8 million and $37.7 million, respectively.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and Notes to the Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2002 and 2001) in this discussion refer to the Company's three month period ending on March 31, respectively.

Results of Operations for the Three Months Ended March 31

     The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the Statements of Operations bear to net sales.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                           Three Months Ended March 31,
                                                                      -------------------------------------
                                                                            2002                2001
                                                                      -----------------   -----------------
Net sales .........................................................   $ 198,072   100.0%  $ 230,068   100.0 %
Cost of goods sold ................................................    (134,459)  (67.9)   (133,934)  (58.2)
                                                                      ---------   -----   ---------   -----
      Gross profit ................................................      63,613    32.1      96,134    41.8
                                                                      ---------   -----   ---------   -----
Brokerage, distribution and marketing expenses:
      Brokerage and distribution ..................................     (31,070)  (15.7)    (32,913)  (14.3)
      Consumer marketing ..........................................      (9,739)   (4.9)    (19,005)   (8.3)
                                                                      ---------   -----   ---------   -----
          Total brokerage, distribution and marketing expenses ....     (40,809)  (20.6)    (51,918)  (22.6)
Amortization of goodwill and other intangibles ....................      (2,448)   (1.2)    (11,201)   (4.9)
Selling, general and administrative expenses ......................     (17,340)   (8.8)    (15,733)   (6.8)
                                                                      ---------   -----   ---------   -----
          Total operating expenses ................................     (60,597)  (30.6)    (78,852)  (34.3)
                                                                      ---------   -----   ---------   -----
      Operating income ............................................       3,016     1.5      17,282     7.5
Interest expense, net .............................................     (22,168)  (11.2)    (27,870)  (12.1)
Adjustment of value of derivatives ................................      (1,117)   (0.6)         --      --
Amortization of deferred financing expense ........................        (867)    0.4)       (867)   (0.4)
Other bank and financing expenses .................................         (37)   (0.0)        (37)   (0.0)
                                                                      ---------   -----   ---------   -----
      Loss before income taxes and cumulative effect of
          change in accounting ....................................     (21,173)  (10.7)    (11,492)   (5.0)
Income tax benefit ................................................       8,249     4.2       3,735     1.6
                                                                      ---------   -----   ---------   -----
      Net loss before cumulative effect of change in accounting ...     (12,924)   (6.5)     (7,757)   (3.4)
Cumulative effect of change in accounting, net of tax of $60,670 ..     (94,893)  (47.9)         --      --
                                                                      ---------   -----   ---------   -----
      Net loss ....................................................    (107,817)  (54.4)     (7,757)   (3.4)
Preferred dividends ...............................................        (331)   (0.2)       (307)   (0.1)
                                                                      ---------   -----   ---------   -----
      Net loss available to common stockholders ...................   $(108,148)  (54.6)% $  (8,064)   (3.5)%
                                                                      =========   =====   =========   =====

Basic and diluted loss per share available to common stockholders:
      Loss before cumulative effect of change in accounting .......   $   (0.19)          $   (0.11)
      Cumulative effect of change in accounting, net of tax .......       (1.32)                 --
                                                                      ---------           ---------
      Net loss available to common stockholders ...................   $   (1.51)          $   (0.11)
                                                                      =========           =========

EBITDA (1) ........................................................   $  13,168     6.6%  $  35,037    15.2%
                                                                      =========   =====   =========   =====

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

     The Company manages its business in three operating segments: retail, food service and other distribution channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     Results in 2002 include pretax adjustments of $20.1 million, primarily for trade promotion costs which are now reflected in net sales, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive officer's severance. The trade promotion adjustments were a result of updated evaluations of the Company's reserves for such costs, including the timing of the ultimate settlements with customers and the Company's ability to obtain reliable information concerning actual historical spending, along with resolution of deductions taken by its customers. Settlement of trade promotion costs has historically been completed primarily when a customer deducts from amounts otherwise due to the Company for amounts they determine are due to them. Final resolution of the amounts appropriately deducted has taken extended periods of time and was compounded by the loss of information following the bankruptcy of the Company's national retail sales broker during the second and third quarters of 2001. The Company has taken several steps to improve this information for current and future periods, including new systems and processes implemented during the fourth quarter of 2001 and the first quarter of 2002. In addition, the Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

     Net sales by operating segment for the three month period ended March 31, 2002 and 2001 were as follows (in thousands):

                                                2002         2001
                                              --------     --------
Net sales:                                         (unaudited)
   Retail ...............................     $157,847     $188,930
   Food Service .........................       14,548       13,935
   Other ................................       25,677       27,203
                                              --------     --------
        Total ...........................     $198,072     $230,068
                                              ========     ========

     Net sales decreased $32.0 million or 13.9% to $198.1 million in 2002 from $230.1 million in 2001. In addition to the adjustments, net sales in the 2002 quarter as compared to 2001 were impacted by retail sales volume declines of approximately 1.9%, primarily in seafood products along with bagels and skillet meals, offset in part by increased volume sales of frozen breakfast and baking products. The seafood sales decline resulted from stronger than expected industry sales of private label shrimp during Lent, which reduced sales and consumption of traditional fish products. Shrimp prices were significantly below historical levels. These declines in the Mrs. Paul's brand were offset by sales of its new shrimp bowls meals, resulting in a small volume increase for the brand. In addition, the Company reduced its seafood consumer marketing and advertising in 2002 and increased trade spending, which lowered net sales but improved net product contribution. Lender's bagel volume was down slightly, an improvement from the prior trends. Increased sales of refrigerated products were more than offset by lower frozen and fresh sales. Overall, Lender's increased trade spending, reflected in net sales, to drive volume and reduced its consumer marketing and advertising from prior year levels. Skillet meals net sales were lower due to significant market segment contraction as a result of increased promotion in other meal segments. Sales of frozen breakfast products increased primarily due to increased waffle sales. Duncan Hines volume sales increased slightly, although net sales dollars were marginally lower due to product mix and increased promotional costs.

     Food Service net sales increased $0.6 million from prior year levels primarily behind increased sales of frozen breakfast products. Net sales in other distribution channels decreased $1.5 million, primarily due to lower sales of higher per unit seafood in club stores, principally due to distribution losses. This was offset in part by increased sales of baking and seafood products in drug, discount, convenience and limited assortment outlets.

     Gross profit decreased $32.5 million to $63.6 million in 2002 from $96.1 million in the prior year. In addition to the adjustments, gross profit in 2002 as compared to 2001 was impacted by additional depreciation expenses associated with capital expenditures and incremental amounts associated with moving syrup production from contract manufacturers to a Company owned facility. In addition, the 2001 period included a one-time gain associated with the renegotiation of employee benefits at the West Seneca, New York facility.

     Brokerage and distribution expenses decreased $1.8 million to $31.1 million in 2002 from $32.9 million in 2001. This decrease was primarily due to a reduction in freight resulting from improved efficiencies, lower rates and the benefit of moving some distribution to the new St. Elmo, Il. facility.

     Consumer marketing expenses were $9.7 million in 2002 as compared to $19.0 million in 2001. This decrease was due to the lower levels of spending in 2002 on seafood, bagel and syrup products which was redeployed in part to trade spending reflected in net sales.

     Amortization expense decreased $8.8 million as a result of adoption of FAS
142. See Note 1 to the consolidated financial statements.

     Selling, general and administrative expenses increased to $17.3 million in 2002 from $15.7 million in 2001 primarily due to severance costs associated with an executive officer and additional expense associated with an arbitration settlement.

     Interest and other financing expenses. The aggregate of net interest income and expense, amortization of loan fees and other bank and financing expenses decreased to $24.2 million in 2002 from $28.8 million in 2001 primarily due to lower interest costs resulting from lower levels of outstanding debt and lower interest rates on variable rate debt as compared to the prior year. This was offset in part by an additional $1.1 million of expense to recognize the net market adjustments associated with the Company's two derivative instruments which were not effective as hedges as required by FAS 133. See Note 8 to the Financial Statements included in Part I, Item 1 of this Form 10-Q.

     Income tax benefit. The income tax benefit recorded in 2002 and 2001 was 39.0% and 32.5%, respectively, of the pretax loss. The increase in the effective tax rate was due to expected results for the entire year.

     Cumulative effect of change in accounting. Effective January 1, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. As a result, the Company recorded a cumulative effect of a change in accounting principle of $94.9 million, net of tax in the accompanying statement of operations. See "Accounting Changes" and Note 1 to the financial statements in Part I, Item 1 of this Form 10-Q.

Liquidity and Capital Resources

     For the three months ended March 31, 2002 the Company generated $5.7 million from operating activities compared to the three months ended March 31, 2001, when $33.0 million of cash was generated from operations. The primary reasons were the decline in sales and operating income, increased expenditures in 2002 for advertising, promotion and new product placement costs that are amortized on an interim basis over the calendar year, and lower amounts of cash generated in 2002 from reductions in accounts receivable and inventory, which had been at unusually high levels at the beginning of 2001.

     Cash used for asset additions in 2002 was $5.5 million, an increase of $3.3 million from expenditures in the same quarter of 2001. The increase was primarily attributable to the start up of syrup production in the Company's St. Elmo, Il. facility along with expenditures at the Company's product development center.

     During the quarter ended March 31, 2002, the Company borrowed an additional $13.8 million under its revolving credit facility. Funding required from reduced borrowings under the receivables sale facility and for scheduled senior secured debt repayments totaled approximately $13.6 million.

     In March 2002, the Company received a waiver of a specific technical provision of the senior secured debt agreement which would have otherwise required the Company to prepay approximately $20 million of this facility.

     On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company agreed to provide a revised 2002 business plan to the Administrative Agent, to meet with the lenders to discuss the Company's business prior to June 15, 2002 and to assist a consultant, chosen by the Administrative Agent and at the Company's expense, to review the Company's business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase on a subordinated basis, a participation in up to $10 million of the Company's outstanding revolving loans. The Company has issued approximately 718,000 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. as compensation for this Participation Agreement. The number of warrants issued is subject to adjustment and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire April 30, 2012.

     Subsequent to the amendments, the Company is in compliance with the provisions of the senior secured debt agreement.

     The Company continues to be highly leveraged. As of May 8, 2002, the Company had outstanding, approximately $1.07 billion in aggregate principal indebtedness for borrowed money, had a total of $9.3 million of cash and available borrowing capacity under the revolving credit facility and had sold substantially all eligible receivables pursuant to the receivables sale facility.

     Liquidity is expected to remain tight and the Company has no currently existing arrangements or sources for additional financing. Management is actively reviewing a number of possibilities to provide additional liquidity. These possibilities include but are not limited to an additional equity infusion from major stockholders affiliated with certain members of the Board of Directors and the sale of certain assets or businesses. The Company is also actively reducing controllable expenditures that are not expected to have major impacts on the business. There have been no significant disruptions to the Company's ability to obtain necessary raw materials from its vendors.

Interest Rate Agreements

     At March 31, 2002, the Company was party to three interest rate swap and collar agreements. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. Taken in the context of the Company's entire debt financing portfolio, which has benefited from the significant declines in interest rates that have occurred, management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements over the life of the instruments to not be material. See Note 8 to the Financial Statements in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors could include, among others: changes in interest rates; the availability of funding for operations; the ability of the Company to service its high level of indebtedness; the ability of management to implement a successful strategy; the ability of the Company to develop and maintain effective internal controls, systems and processes; the ability of the Company to successfully integrate the

Company's brands; the ability of the Company to reduce expenses; the ability of the Company to retain key personnel; the ability of the Company to retain key customers; the ability of the Company to successfully introduce new products; the Company's success in increasing sales volume; the effectiveness of the Company's advertising campaigns; the ability of the Company to successfully leverage its brands; the ability of the Company to develop and maintain effective distribution channels; the ability of the Company to grow and maintain its market share; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; terms and development of capital; the ability of the Company to realize the value of its deferred tax assets; the ultimate outcome of asserted and unasserted claims against the Company; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. Taken in the context of the Company's entire debt financing portfolio, which has benefited from the significant declines in interest rates that have occurred, management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements over the life of the instruments not to be material. See Note 8 to the financial statements in Part I, Item 1 of this Form 10-Q.

PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company is subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
-------
Number     Exhibit
------     -------

10.1 Waiver, dated as of March 22, 2002, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation Agent.
10.2 Amendment, dated as of May 1, 2002 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent.
10.3 Amendment, dated March 28, 2002 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower.

(b) Reports on Form 8-K

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AURORA FOODS INC.


                                            By: /s/ James T. Smith
                                                --------------------------------

                                                James T. Smith
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer


                                            By: /s/ William R. McManaman
                                                --------------------------------

                                                William R. McManaman
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

Date: May 15, 2002

                                  EXHIBIT INDEX

Exhibit
-------
Number     Exhibit
------     -------

10.1 Waiver, dated as of March 22, 2002, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation Agent.
10.2 Amendment, dated as of May 1, 2002 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent.
10.3 Amendment, dated March 28, 2002 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower.