Form 10-Q
period 2002-06-30
AURORA FOODS INC /DE/
filed 2002-08-13
CIK 1060024

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________

                        Commission file number 001-14255
                         -------------------------------
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

                                 (314) 801-2300
              (Registrant's Telephone Number, Including Area Code)
                         -------------------------------

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

                                                   Shares outstanding as of
                                                        August 6, 2002
                                                   ------------------------
     Common stock, $0.01 par value................        71,824,493

     The number of shares outstanding as of August 6, 2002 reflects the initial share transfers to and from the Company in connection with the settlement, described in Note 20 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

See pages 3 through 17.

                                AURORA FOODS INC.
                                 BALANCE SHEETS
                 (dollars in thousands except per share amounts)



                                                                                        June 30,         December 31,
                                                                                          2002               2001
                                                                                      -----------        ------------
                                                                                      (unaudited)
                            ASSETS
                            ------
Current assets:
     Cash and cash equivalents ....................................................   $   12,021          $      184
     Accounts receivable, net of $716 and $588 allowance, respectively ............       65,792              91,229
     Accounts receivable sold .....................................................      (31,248)            (33,302)
     Inventories ..................................................................       88,659              99,560
     Prepaid expenses and other assets ............................................       19,473               5,524
     Current deferred tax assets ..................................................       20,184              18,563
                                                                                     ------------        ------------
          Total current assets ....................................................      174,881             181,758
     Property, plant and equipment, net ...........................................      200,100             232,650
     Deferred tax asset ...........................................................      167,439              47,799
     Goodwill and other intangible assets, net ....................................      982,921           1,229,652
     Other assets .................................................................       28,956              31,181
                                                                                     ------------        ------------
          Total assets ............................................................   $1,554,297          $1,723,040
                                                                                     ============        ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
     Current portion of senior secured term debt ..................................   $   42,916          $   37,970
     Accounts payable .............................................................       57,159              73,001
     Accumulated preferred dividends payable ......................................        2,249               1,586
     Accrued liabilities ..........................................................       86,825              80,417
                                                                                     ------------        ------------
          Total current liabilities ...............................................      189,149             192,974
     Senior secured term debt .....................................................      451,384             472,793
     Senior secured revolving debt facility .......................................      158,000             127,700
     Senior unsecured debt ........................................................       14,551                   -
     Senior subordinated notes ....................................................      401,477             401,605
     Capital lease obligation .....................................................        1,784               1,833
     Other liabilities ............................................................       16,428              16,683
                                                                                     ------------        ------------
          Total liabilities .......................................................    1,232,773           1,213,588
                                                                                     ------------        ------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a
        liquidation preference value of $17,249 and $16,586, respectively .........           37                  37
     Common stock, $0.01 par value; 250,000,000 shares authorized; 74,410,534
        and 74,254,467 shares issued, respectively ................................          744                 743
     Paid-in capital ..............................................................      690,549             685,582
     Treasury stock ...............................................................      (13,266)            (13,266)
     Promissory notes .............................................................          (40)                (40)
     Accumulated deficit ..........................................................     (353,856)           (159,760)
     Accumulated other comprehensive loss .........................................       (2,644)             (3,844)
                                                                                     ------------        ------------
          Total stockholders' equity ..............................................      321,524             509,452
                                                                                     ------------        ------------
          Total liabilities and stockholders' equity ..............................   $1,554,297          $1,723,040
                                                                                     ============        ============

                See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                  Three Months Ended June 30,
                                                                                 ----------------------------
                                                                                       2002           2001
                                                                                 ----------------------------
Net sales ...................................................................    $  176,544        $  181,607
Cost of goods sold ..........................................................      (112,091)         (108,904)
                                                                                 ----------        ----------
  Gross profit ..............................................................        64,453            72,703
                                                                                 ----------        ----------
Brokerage, distribution and marketing expenses:
  Brokerage and distribution ................................................       (27,393)          (25,516)
  Consumer marketing ........................................................        (6,080)           (4,876)
                                                                                 ----------        ----------
     Total brokerage, distribution and marketing expenses ...................       (33,473)          (30,392)
Amortization of goodwill and other intangibles ..............................        (2,579)          (11,322)
Selling, general and administrative expenses ................................       (15,010)          (15,651)
Plant closure charge ........................................................       (29,900)                -
Other financial, legal, accounting and consolidation items, net .............             -             3,066
                                                                                 ----------        ----------
      Total operating expenses ..............................................       (80,962)          (54,299)
                                                                                 ----------        ----------
  Operating (loss) income ...................................................       (16,509)           18,404
Interest and financing expenses:
  Interest expense, net .....................................................       (22,793)          (25,461)
  Adjustment to value of derivatives ........................................        (4,063)           (4,901)
  Issuance of warrants ......................................................        (4,259)                -
  Amortization of deferred financing expense ................................        (3,009)             (867)
  Other bank and financing expenses .........................................           (37)              (37)
                                                                                 ----------        ----------
     Total interest and financing expenses ..................................       (34,161)          (31,266)
                                                                                 ----------        ----------
  Loss before income taxes ..................................................       (50,670)          (12,862)
Income tax benefit ..........................................................        19,614             3,864
                                                                                 ----------        ----------
  Net loss ..................................................................       (31,056)           (8,998)
Preferred dividends .........................................................          (332)             (308)
                                                                                 ----------        ----------
  Net loss available to common stockholders .................................    $  (31,388)       $   (9,306)
                                                                                 ==========        ==========
Basic and diluted loss per share available to common stockholders:
  Net loss available to common stockholders .................................    $    (0.44)       $    (0.13)
                                                                                 ==========        ==========
Weighted average number of shares outstanding ...............................        71,823            72,675
                                                                                 ==========        ==========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                         Six Months Ended June 30,
                                                                                     --------------------------------
                                                                                          2002               2001
                                                                                     --------------------------------
Net sales .........................................................................   $  374,616          $  411,675
Cost of goods sold ................................................................     (246,550)           (242,838)
                                                                                     ------------       -------------
     Gross profit .................................................................      128,066             168,837
                                                                                     ------------        ------------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution ...................................................      (58,463)            (58,429)
     Consumer marketing ...........................................................      (15,819)            (23,881)
                                                                                     ------------        ------------
           Total brokerage, distribution and marketing expenses ...................      (74,282)            (82,310)
Amortization of goodwill and other intangibles ....................................       (5,027)            (22,523)
Selling, general and administrative expenses ......................................      (32,350)            (31,384)
Plant closure charge ..............................................................      (29,900)                  -
Other financial, legal, accounting and consolidation items, net ...................            -               3,066
                                                                                     ------------        ------------
           Total operating expenses ...............................................     (141,559)           (133,151)
                                                                                     ------------        ------------
     Operating (loss) income ......................................................      (13,493)             35,686
Interest and financing expenses:
     Interest expense, net ........................................................      (44,961)            (53,331)
     Adjustment to value of derivatives ...........................................       (5,180)             (4,901)
     Issuance of warrants .........................................................       (4,259)                  -
     Amortization of deferred financing expense ...................................       (3,876)             (1,734)
     Other bank and financing expenses ............................................          (74)                (74)
                                                                                     ------------        ------------
           Total interest and financing expenses ..................................      (58,350)            (60,040)
                                                                                     ------------        ------------
     Loss before income taxes and cumulative effect of change in accounting .......      (71,843)            (24,354)
Income tax benefit ................................................................       27,863               7,599
                                                                                     ------------        ------------
     Net loss before cumulative effect of change in accounting ....................      (43,980)            (16,755)
Cumulative effect of change in accounting, net of tax of $94,110 ..................     (149,453)                  -
                                                                                     ------------        ------------
     Net loss .....................................................................     (193,433)            (16,755)
Preferred dividends ...............................................................         (663)               (615)
                                                                                     ------------        ------------
     Net loss available to common stockholders ....................................   $ (194,096)         $  (17,370)
                                                                                     ============        ============
Basic and diluted loss per share available to common stockholders:
     Loss before cumulative effect of change in accounting ........................   $    (0.62)         $    (0.24)
     Cumulative effect of change in accounting, net of tax ........................        (2.08)                  -
                                                                                     ------------        ------------
     Net loss available to common stockholders ....................................   $    (2.70)         $    (0.24)
                                                                                     ============        ============
Weighted average number of shares outstanding .....................................       71,788              73,395
                                                                                     ============        ============

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                                                            Accumulated
                                                          Additional                                           Other
                                 Preferred     Common      Paid-in    Promissory   Treasury   Accumulated  Comprehensive
                                   Stock       Stock       Capital       Notes       Stock       Deficit        Loss        Total
                                ----------- ------------ ----------- ------------ ---------- ------------- ------------- -----------

Balance at December 31, 2001.... $      37   $      743   $ 685,582   $      (40)  $(13,266)  $  (159,760)  $    (3,844)  $ 509,452

Stock options exercised.........         -            1         451            -          -             -             -         452

Restricted stock awards.........         -            -         252            -          -             -             -         252

Employee stock purchases........         -            -           5            -          -             -             -           5

Issuance of warrants............         -            -       4,259            -          -             -             -       4,259

Net loss........................         -            -           -            -          -      (193,433)            -    (193,433)

Cumulative preferred dividends..         -            -           -            -          -          (663)            -        (663)

Net deferred hedging adjustment.         -            -           -            -          -             -         1,200       1,200
                                ----------- ------------ ----------- ------------ ---------- ------------- ------------- -----------
Balance at June 30, 2002........$      37   $      744   $ 690,549   $      (40)   $(13,266)  $  (353,856)  $    (2,644)  $ 321,524
                                =========== ============ =========== ============ ========== ============= ============= ===========


                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         Six Months Ended June 30,
                                                                                     --------------------------------
                                                                                          2002               2001
                                                                                     --------------------------------
Cash flows from operations:
     Net loss ....................................................................    $ (193,433)         $  (16,755)
     Adjustments to reconcile net loss to net cash from operations:
          Depreciation and amortization ..........................................        24,934              37,552
          Deferred income taxes ..................................................       (27,863)             (7,599)
          Recognition of loss on derivatives .....................................         5,180               4,901
          Receipt of shares from former management ...............................             -             (15,654)
          Recognition of liability to shareholder class ..........................             -              10,000
          Cumulative effect of change in accounting, net of tax ..................       149,453                   -
          Issuance of warrants ...................................................         4,259                   -
          Non-cash plant closure charge ..........................................        26,000                   -
          Other, net .............................................................             2                 189
          Changes in operating assets and liabilities:
                Accounts receivable ..............................................        25,437              47,803
                Inventories ......................................................        11,548              19,564
                Prepaid expenses and other current assets ........................       (16,057)             (5,330)
                Accounts payable .................................................       (15,842)             (3,857)
                Accrued expenses .................................................         6,138             (20,952)
                Other non-current liabilities ....................................        (3,500)             (2,712)
                                                                                     ------------        ------------
Net cash (used for) provided by operations .......................................        (3,744)             47,150
                                                                                     ------------        ------------
Cash flows from investing activities:
     Asset additions .............................................................       (11,548)             (5,269)
     Proceeds from asset sales ...................................................           404                  66
                                                                                     ------------        ------------
Net cash used for investment activities ..........................................       (11,144)             (5,203)
                                                                                     ------------        ------------
Cash flows from financing activities:
     Senior secured revolving borrowings (repayments), net .......................        30,300             (13,600)
     Repayment of borrowings .....................................................       (16,463)            (16,462)
     Senior unsecured financing ..................................................        14,550                   -
     Decrease in accounts receivable sold ........................................        (2,053)             (9,959)
     Capital contributions and other, net ........................................           391                 259
                                                                                     ------------        ------------
Net cash provided by (used for) financing activities .............................        26,725             (39,762)
                                                                                     ------------        ------------
Increase in cash and cash equivalents ............................................        11,837               2,185
Cash and cash equivalents, beginning of period ...................................           184                 525
                                                                                     ------------        ------------
Cash and cash equivalents, end of period .........................................    $   12,021          $    2,710
                                                                                     ============        ============

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2002

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

The Company

     The Company has acquired premium, well recognized brands with strong brand equity that had been undermarketed, undermanaged, non-core businesses to their former corporate parents. The Company's objective has been to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they need to thrive. Each of the Company's brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in the following three industry segments: retail, food service and other distribution channels. The Company's products are sold nationwide, primarily through food brokers to supermarkets, wholesale and retail grocery accounts and other retail channels, as well as food service distribution channels (restaurant chains, business/industry and schools) and club store, private label and military customers. Distribution is either directly to the customer or through independent wholesalers and distributors.

Liquidity

     The Company continues to be highly leveraged. As of August 6, 2002, the Company had outstanding, approximately $1.09 billion in aggregate principal indebtedness for borrowed money, had approximately $31 million of cash and available borrowing capacity under the revolving credit facility and had sold substantially all eligible receivables pursuant to the receivables sale facility.

     As further described in Note 11, on June 27, 2002, the Company secured commitments for $62.6 million of additional financing, $15.0 million of which, net of applicable discount, was received prior to June 30, 2002, with the remainder received on July 2, 2002. Liquidity is expected to remain tight during the third quarter, due to seasonality. In addition, the Company is also actively reviewing a number of possibilities to provide additional liquidity and reduce the Company's leverage, both in the short-term and in the long-term. These possibilities include but are not limited to the sale of certain assets or businesses. The Company has hired Merrill Lynch and JPMorgan to assist it in reviewing strategic alternatives. The Company is also attempting to actively reduce controllable expenditures that are not expected to have major impacts on the business. The Company's tight liquidity has not led to significant disruptions in its ability to obtain necessary raw materials from its vendors.

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

     Net sales for each quarter and the full year for 2001 and 2000, after reflecting this reclassification from trade promotion expense, are as follows (in thousands):

                                       Net Sales After
                                       Reclassification
                                     ---------------------
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
                                     ========     ========

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method.

     As of June 30, 2002, the Company has implemented all aspects of FAS 142 except for the completion of the second step of its impairment test of goodwill. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the book value of all recorded identifiable net assets of the reporting unit (the "residual"), to the recorded book value of the reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required.

     Results of the first step of the Company's impairment test of goodwill indicate goodwill impairment in two of the Company's reporting units. Independent valuations using the excess earnings and market comparable approaches indicate the fair value of each reporting unit exceeds the book value for each reporting unit except for the Company's seafood and Chef's Choice businesses, primarily in the retail segment, due primarily to changes in business conditions and performance relative to original expectations. The Company is in the process of completing the second step of its goodwill impairment test for the seafood and Chef's Choice reporting units and expects those tests to be completed during the third quarter of 2002. The book value of goodwill for these two reporting units was in excess of their estimated fair value by $88.0 million that has been recorded, net of tax of $33.4 million, in the statement of operations as a cumulative effect of a change in accounting principle. This impairment loss represents management's best estimate of the goodwill impairment that will be recognized, and will be adjusted as necessary once the Company completes the second step of its goodwill impairment test. FAS 142 requires impairment losses recognized as a result of a transitional goodwill impairment test be recorded in the first interim reporting period after adoption, even if measurement of the transitional impairment loss occurs in a later period. Consequently, the Company has restated the first quarter of 2002 to recognize the goodwill impairment loss as an additional cumulative effect of this change in accounting principle.

     The following table summarizes the restated results for the quarter ended March 31, 2002 (in thousands except per share amounts):

                                                      As Reported    As Restated
                                                      -----------    -----------
Net loss:
  Net loss before cumulative effect of change in
   accounting principle ............................   $ (12,924)     $ (12,924)
  Cumulative effect of change in accounting, net of
   tax .............................................     (94,893)      (149,453)
                                                       ---------      ---------
  Net loss .........................................    (107,817)      (162,377)
  Preferred dividends ..............................        (331)          (331)
                                                       ---------      ---------
  Net loss available to common stockholders ........   $(108,148)     $(162,708)
                                                       =========      =========

Basic and diluted loss per share available to common
 stockholders:
  Loss before cumulative effect of change in
   accounting ......................................   $   (0.19)     $   (0.19)
  Cumulative effect of change in accounting, net of
   tax .............................................       (1.32)         (2.08)
                                                       ---------      ---------
  Net loss available to common stockholders ........   $   (1.51)     $   (2.27)
                                                       =========      =========

     Effective January 1, 2002, with the adoption of FAS 142, the Company reclassified $1.6 million of other intangibles to goodwill to comply with new intangible asset classification guidelines in FAS 142.

     During the first quarter of 2002, the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company's trade names. Amortization of the trade names ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the trade names based on valuations performed by outside parties using the excess earnings approach. The fair value of all trade names exceeded their net carrying value except for the Lender's and Celeste trade names. The net carrying value for these two trade names was in excess of their fair value by $155.6 million that has been recorded, net of tax of $60.7 million, in the statement of operations for the first quarter, in addition to the previously described goodwill adjustment, as a cumulative effect of a change in accounting principle, which results in a total impairment charges of $243.6 million, net of tax of $94.1 million, recorded as a cumulative effect of a change in accounting principle.

     The following table summarizes the intangibles as of June 30, 2002 (in thousands):

                                                   Carrying Value
                                         -------------------------------------
                                                     Accumulated
                                           Gross     Amortization       Net
                                         --------    ------------    ---------
Intangible assets subject to
 amortization:
  Recipes and formulations ............   $32,779       $17,828      $  14,951
  Other ...............................    15,493        10,073          5,420
                                          -------       -------      ---------
    Total .............................   $48,272       $27,901         20,371
                                          =======       =======

Intangible assets not subject to
 amortization .....................................................    328,169
                                                                     ---------
Net carrying value of intangible assets ...........................  $ 348,540
                                                                     =========

     The following schedule shows net losses and net loss per share adjusted to exclude the Company's amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) (in thousands):

                                                           Three months ended June 30,        Six months ended June 30,
                                                           ---------------------------        -------------------------
                                                              2002              2001             2002           2001
                                                           ---------         --------         ---------      ---------
Reported net loss available to common stockholders.......  $ (31,388)        $ (9,306)        $(194,096)     $ (17,370)
     Add back:
         Cumulative effect of change in accounting,
          net of tax ....................................                                       149,453              -
         Goodwill amortization ..........................          -            3,387                 -          6,774
         Intangible amortization ........................          -            2,297                 -          4,594
                                                           ---------         --------         ---------      ---------

     Adjusted net loss available to common stockholders..  $ (31,388)        $ (3,622)        $ (44,643)     $  (6,002)
                                                           =========         ========         =========      =========

Basic and diluted loss per share available to
 common stockholders:
     Reported net loss ..................................  $   (0.44)        $  (0.13)        $   (2.70)     $   (0.24)
     Add back
         Cumulative effect of change in accounting,
          net of tax ....................................                                          2.08              -
         Goodwill amortization ..........................          -             0.05                 -           0.09
         Intangible amortization ........................          -             0.03                 -           0.06
                                                           ---------         --------         ---------      ---------
     Adjusted net loss ..................................  $   (0.44)        $  (0.05)        $   (0.62)     $   (0.09)
                                                           =========         ========         =========      =========

Plant Closure Charge

     On May 2, 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of 204 jobs. Impacted employees will receive severance pay in accordance with the Company's policies and union agreements. The Company recorded a pre-tax charge of approximately $30 million during the second quarter of 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charge is approximately $26.0 million and is primarily attributable to the write-down of property, plant and equipment, with the remaining $4 million primarily related to severance and other employee related costs. As of June 30, 2002, the Company had paid approximately $0.7 million of severance and other employee related costs, with the remaining costs expected to be paid prior to the fiscal year end.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                 June 30,      December 31,
                                                   2002            2001
                                               -----------     ------------
                                               (unaudited)
     Raw materials ..........................     $20,908          $17,507
     Work in process ........................         245               98
     Finished goods .........................      59,277           74,686
     Packaging and other supplies ...........       8,229            7,269
                                                  -------          -------
                                                  $88,659          $99,560
                                                  =======          =======

                                       11

NOTE 3 - ACCOUNTS RECEIVABLE SALES FACILITY

     On March 28, 2002, the Company's receivables purchase agreement, which provided for the sale of up to $42 million of specified accounts receivable on a periodic basis, was amended for a fee of $150,000 to extend its term through June 30, 2002.

     On June 28, 2002, in connection with the amendment to the Company's secured debt agreement and additional financing, further described in Note 11, the Company's receivables purchase agreement was also amended for a fee of $550,000. This amendment permanently reduced the level of receivables eligible for sale from $42 million to $40 million for the period through July 31, 2002, and further reduced the facility limit to $30 million after July 31, 2002. The amendment also extends the term of the receivables purchase agreement through September 30, 2003.

NOTE 4 - OTHER FINANCIAL, LEGAL, ACCOUNTING AND CONSOLIDATION ITEMS, NET

     During the second quarter of 2001, in connection with the settlement of the securities class action and derivative lawsuits, as more fully described in Note 20 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company received 3,051,303 shares, valued at $15.7 million, of the Company's common stock from former management. These shares served as a partial recovery of losses and were recorded as treasury stock at an amount equal to the market value of the shares of $5.13 per share at the date the settlement was confirmed by the court. In addition, the Company recorded a liability for the value of the shares required to be distributed to members of the shareholder class in the amount of $10.0 million and recorded accruals of $1.9 million for estimated remaining costs to be incurred to complete all of the Company's obligations under terms of the settlement agreements. As a result, a pretax net gain of approximately $3.8 million was recorded and is reflected as other financial, legal and accounting income in the accompanying Statement of Operations. During May 2001, the Company distributed to the claims administrator, who ultimately distributes to members of the shareholder class, 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. The remaining $7.5 million liability will be distributed once the claims administration process is completed by the plaintiff's settlement counsel. In accordance with the settlement agreement, the Company has the option to satisfy the remaining settlement liability in either common stock or cash. If that payment is made in common stock, it will be based on the 30-day average trading price ending five business days prior to the distribution date, which has yet to be determined. Based on the current share price of $1.37 at August 6, 2002, the remaining shares of common stock received from former management will not be sufficient to completely satisfy the Company's remaining obligation without issuing additional shares. If the average share price were to equal $1.37, approximately 2.9 million shares, in addition to those held in treasury, would have to be issued in order to fully satisfy the remaining liability using common stock, or require the use of approximately $4.0 million in cash in substitution for the 2.9 million shares.

     Also during the second quarter of 2001, the Company recorded a charge of $0.7 million to reflect the additional net cost expected to be incurred by the Company for its unused office space in Columbus, Ohio, subsequent to the administration consolidation in 2000.

NOTE 5 - EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

     Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method"), the outstanding convertible cumulative preferred stock, stock warrants, and the common shares expected to be issued from treasury stock pursuant to the settlement of the class action and derivative lawsuits in 2001. The Company has had net losses available to common stockholders in each year, therefore the impact of these potentially dilutive common shares has been antidilutive. The loss amounts and the weighted average shares outstanding contained in the statements of operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

     The number of shares of common stock outstanding and the transactions during the six month period ended June 30, 2002 were as follows (in thousands):

                                                 Common
                                                 Stock      Treasury         Net
                                                 Issued       Stock      Outstanding
                                                 ------     --------     -----------
     Shares at December 31, 2001 ..............  74,254      (2,586)          71,668
     Exercise of stock options ................     105           -              105
     Restricted stock awards to employees .....      50           -               50
     Employee stock purchases .................       1           -                1
                                                 ------     --------     -----------
     Shares at June 30, 2002 ..................  74,410      (2,586)          71,824
                                                 ======     ========     ===========

NOTE 6 - SEGMENT INFORMATION

     The Company groups its business in three operating segments: retail, food service and other distribution channels. In general, each of the Company's brands is sold through two or more of the segments. The retail distribution segment includes all of the Company's brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The food service segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug and chain stores, as well as exports from the United States.

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

     Results for the six months ended June 30, 2002 include pretax adjustments of $20.1 million taken during the first quarter of 2002, primarily consisting of net sales adjustments of $17.7 million primarily for trade promotion costs which are now reflected in net sales, along with a charge to cost of sales of approximately $1.0 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with a former executive's severance. The trade promotion adjustments were a result of updated evaluations of the Company's reserves for such costs, including the timing of the ultimate settlements with customers and the Company's ability to obtain more reliable information concerning actual historical spending, along with resolution of deductions taken by its customers. Settlement of trade promotion costs has historically occurred primarily when a customer deducts from amounts otherwise due to the Company amounts the customer determines are due to it. Final resolution of the amounts appropriately deducted has taken extended periods of time and was compounded by the absence of reliable historical data, and the loss of information following the bankruptcy of the Company's national retail sales broker during the second and third quarters of 2001. The Company has taken several steps to improve this information for current and future periods, including new systems and processes implemented during the fourth quarter of 2001 and the first quarter of 2002. In addition, the Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

     The following table presents a summary of operations by segment (in thousands):

                                                         Three months ended June 30,     Six months ended June 30,
                                                         ---------------------------     -------------------------
                                                             2002            2001            2002          2001
                                                         -----------     -----------     -----------    ----------
                                                                 (unaudited)                    (unaudited)
Net sales:
     Retail ..........................................     $137,770        $143,148        $295,617      $332,078
     Foodservice .....................................       15,422          14,625          29,970        28,560
     Other ...........................................       23,352          23,834          49,029        51,037
                                                           --------        --------        --------      --------
         Total .......................................     $176,544        $181,607        $374,616      $411,675
                                                           ========        ========        ========      ========
Segment contribution and operating income:
     Retail ..........................................     $ 39,790        $ 49,794        $ 72,194      $ 99,850
     Foodservice .....................................        5,459           5,607          10,280        10,879
     Other ...........................................        6,177           7,189          12,123        14,847
                                                           --------        --------        --------      --------
          Segment contribution .......................       51,426          62,590          94,597       125,576
     Fixed manufacturing costs .......................      (20,446)        (20,279)        (40,813)      (39,049)
     Amortization of goodwill and other intangibles ..       (2,579)        (11,322)         (5,027)      (22,523)
     Selling, general and administrative expenses ....      (15,010)        (15,651)        (32,350)      (31,384)
     Plant closure charge ............................      (29,900)              -         (29,900)            -
     Other financial, legal, accounting and
      consolidation income ............................           -           3,066               -         3,066
                                                           --------        --------        --------      --------
         Operating income ............................     $(16,509)       $ 18,404        $(13,493)     $ 35,686
                                                           ========        ========        ========      ========


NOTE 7 - LITIGATION AND CONTINGENCIES

     During the first quarter of 2002, the Company lost a dispute in arbitration associated with termination of a contract in 2000 and recorded additional expense of approximately $730,000. The total award and related costs of approximately $1.5 million were paid in April 2002.

     The Company is a defendant in an action filed by a former employee in the U.S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims. In the first quarter of 2002, the plaintiff's federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has sought to add a claim for breach of fiduciary duty. The case is set for trial in February 2003. The Company intends to defend the claims vigorously.

     The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 8 - PREFERRED STOCK AND PREFERRED DIVIDENDS

     Dividends on the outstanding Series A Convertible Cumulative Preferred Stock are being accrued each period, but are not being paid in cash. Preferred dividends may be paid in additional preferred stock until such time as the restrictions on payment of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will determine whether future dividends will be paid in cash or additional shares of preferred stock.

     The issuance of 718,230 warrants on May 1, 2002 and 2.1 million warrants on July 8, 2002, described in Note 11, activated certain anti-dilution provisions of the Company's convertible preferred stock. Consequently, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company's common stock, if converted, was reduced from $3.35 per share to $3.22 per share, subject to adjustment by the Special Committee of the Board of Directors of the number of May 1, 2002 warrants. Based on the liquidation preference value at June 30, 2002, this change, prior to adjustment, would result in the issuance of approximately 208,000 additional common shares, if converted.

NOTE 9 - DERIVATIVE INSTRUMENTS

     During the three and six month periods ended June 30, 2002, the Company recorded additional expense of approximately $4.1 million and $5.2 million, respectively, associated with the change in value of its interest rate collar agreement which is not an effective hedge. The change in value of this instrument was primarily due to lower expected future LIBOR rates used to compute the net liability to the Company. This agreement expires in November 2004.

     At June 30, 2002, the Company's net liability reflected in the accompanying balance sheet associated with its interest rate derivatives was approximately $14.3 million, $4.3 million of which has been deferred through other comprehensive income for amounts related to its interest rate swap agreement which remains effective as a hedge. The Company's bond fixed to floating interest rate collar agreement with a notional principal amount of $200.0 million expired on July 1, 2002.

NOTE 10 - OTHER COMPREHENSIVE LOSS

     The components of total comprehensive income (loss) for the three and six month periods ended June 30, 2002 and 2001 were as follows (in thousands):

                                                      Three months ended        Six months ended
                                                          June 30,                  June 30,
                                                      -------------------    ---------------------
                                                        2002       2001        2002         2001
                                                      --------    -------    ---------    --------
                                                          (unaudited)              (unaudited)
Net loss..........................................    $(31,056)   $(8,998)   $(193,433)   $(16,755)
                                                      --------    -------    ---------    --------
Other comprehensive income (loss), net of tax:
  Adoption of FAS 133 for hedging activities......           -          -            -      (2,277)
  Loss deferred on qualifying cash flow hedges....        (858)       (31)        (707)       (900)
  Reclassification adjustment for cash flow
    hedging losses realized in net loss...........         948        936        1,907         936
                                                      --------    -------    ---------    --------
Total other comprehensive income (loss)                     90        905        1,200      (2,241)
                                                      --------    -------    ---------    --------
  Total comprehensive loss                            $(30,966)   $(8,093)   $(192,233)   $(18,996)
                                                      ========    =======    =========    ========


NOTE 11 - DEBT

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

     On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company provided a revised 2002 business plan to the Administrative Agent, met with the lenders to discuss the Company's business and assisted a consultant, chosen by the Administrative Agent and at the Company's expense, in reviewing the Company's business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. (the "Investors") entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase, on a subordinated basis, a participation of $10 million of the Company's outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued is subject to adjustment by the Special Committee of the Board of Directors and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and additional financing described below.

     On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the "Notes") from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which will be recorded as additional debt discount in the third quarter, and be amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated.

     The remaining $37.6 million of financing was obtained from new term loans under an amendment to the Company's existing credit facility with various lenders. The terms and conditions of this financing are identical to the Tranche B Term Loans under the Company's existing senior credit facility. The supplemental Tranche B loans were purchased at a discount of approximately $2.6 million. The Company received $35.0 million in proceeds from the additional financing on July 2, 2002.

     The Company used the new capital to reduce debt under the senior secured revolving debt facility and for working capital purposes.

     The June 27, 2002 amendment to the senior secured debt agreement revised certain of the financial covenants for future periods through September 30, 2003 and provided for the exclusion of fees and expenses associated with the amendment for purposes of the financial covenant calculations at June 30, 2002 and future periods.

     The Company remains in compliance with the provisions of the senior secured debt agreement, as amended, and its other debt agreements.

NOTE 12 - RELATED PARTIES

In connection with the May 1, 2002 amendment to the Company's senior secured debt agreement, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co. (the "Investors") agreed to purchase on a subordinated basis, a participation of $10 million of the Company's outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued is subject to adjustment by the Special Committee of the Board of Directors and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and additional financing. See Note 11.

     On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the "Notes") from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which will be recorded as additional debt discount in the third quarter, and be amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated. See Note 11.

     The issuance of 718,230 warrants on May 1, 2002 and 2.1 million warrants on July 8, 2002, activated certain anti-dilution provisions of the Company's convertible preferred stock. Consequently, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company's common stock, if converted, was reduced from $3.35 per share to $3.22 per share, subject to adjustment by the Special Committee of the Board of Directors of the number of May 1, 2002 warrants. Based on the liquidation preference value at June 30, 2002, this change, prior to adjustment, would result in the issuance of approximately 208,000 additional common shares, if converted.

NOTE 13 - SUBSEQUENT EVENTS

     On July 2, 2002, the Company received $10 million, less applicable discount, representing the second portion of the senior unsecured promissory notes, and $37.6 million of additional financing, less discount of approximately $2.6 million, from the new term loans under the Company's existing credit facility with various lenders. See Note 11.

     On July 8, 2002, the Company issued 2.1 million warrants to purchase shares of common stock of the Company at $0.01 per share to certain related parties who provided senior unsecured financing. See Note 11. The issuance of the warrants, together with the 718,230 warrants issued on May 1, 2002, activated certain anti-dilution provisions of the Company's convertible preferred stock causing the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company's common stock to be reduced from $3.35 per share to $3.22 per share, subject to adjustment by the Special Committee of the Board of Directors of the number of May 1, 2002 warrants. See Note 8.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the Notes to Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method.

     As of June 30, 2002, the Company has implemented all aspects of FAS 142 except for the completion of the second step of its impairment test of goodwill. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the book value of all recorded identifiable net assets of the reporting unit (the "residual"), to the recorded book value of the reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required.

     Results of the first step of the Company's impairment test of goodwill indicate goodwill impairment in two of the Company's reporting units. Independent valuations using the excess earnings and market comparable approaches indicate the fair value of each reporting unit exceeds the book value for each reporting unit except for the Company's seafood and Chef's Choice businesses, primarily in the retail segment. The Company is in the process of completing the second step of its goodwill impairment test for the seafood and Chef's Choice reporting units and expects those tests to be completed during the third quarter of 2002. The book value of goodwill for these two reporting units was in excess of their estimated fair value by $88.0 million that has been recorded, net of tax of $33.4 million, in the statement of operations as a cumulative effect of a change in accounting principle. This impairment loss represents management's best estimate of the goodwill impairment that will be recognized, and will be adjusted as necessary once the Company completes the second step of its goodwill impairment test. FAS 142 requires impairment losses recognized as a result of a transitional goodwill impairment test be recorded in the first interim reporting period after adoption, even if measurement of the transitional impairment loss occurs in a later period. Consequently, the Company has restated the first quarter of 2002 to recognize the goodwill impairment loss as an additional cumulative effect of this change in accounting principle.

     During the first quarter of 2002 the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company's trade names. Amortization of the trade names ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the trade names based on valuations performed by outside parties using the excess earnings approach. The fair value of all trade names exceeded their net carrying value except for the Lender's and Celeste trade names. The net carrying value for these two trade names was in excess of their fair value by $155.6 million that has been recorded, net of tax of $60.7 million, in the statement of operations for the first quarter, in addition to the previously described goodwill adjustment, as a cumulative effect of a change in accounting principle, which results in a total impairment charges of $243.6 million, net of tax of $94.1 million, recorded as a cumulative effect of a change in accounting principle.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and Notes to the Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2002 and 2001) in this discussion refer to the Company's three and six month periods ended on June 30, respectively.

     Results of Operations for the Three Months Ended June 30

     +The following table sets forth the results of operations for the periods indicated as well as the percentage which the items in the statements of operations bear to net sales.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (unaudited)

                                                                                Three Months Ended June 30,
                                                                     --------------------------------------------------
                                                                              2002                       2001
                                                                     -----------------------   ------------------------
Net sales .........................................................     $176,544      100.0%      $181,607       100.0%
Cost of goods sold ................................................     (112,091)     (63.5)      (108,904)      (60.0)
                                                                        --------      -----       --------       -----
     Gross profit .................................................       64,453       36.5         72,703        40.0
                                                                        --------      -----       --------       -----
Brokerage, distribution and marketing expenses:
     Brokerage and distribution ...................................      (27,393)     (15.5)       (25,516)      (14.0)
     Consumer marketing ...........................................       (6,080)      (3.5)        (4,876)       (2.7)
                                                                        --------      -----       --------       -----
          Total brokerage, distribution and marketing expenses ....      (33,473)     (19.0)       (30,392)      (16.7)
Amortization of goodwill and other intangibles ....................       (2,579)      (1.5)       (11,322)       (6.3)
Selling, general and administrative expenses ......................      (15,010)      (8.5)       (15,651)       (8.6)
Plant closure charge ..............................................      (29,900)     (16.9)             -           -
Other financial, legal, accounting and consolidation items, net ...            -          -          3,066         1.7
                                                                        --------      -----       --------       -----
          Total operating expenses ................................      (80,962)     (45.9)       (54,299)      (29.9)
                                                                        --------      -----       --------       -----
     Operating (loss) income ......................................      (16,509)      (9.4)        18,404        10.1
Interest and financing expenses:
     Interest expense, net ........................................      (22,793)     (12.9)       (25,461)      (14.0)
     Adjustment of value of derivatives ...........................       (4,063)      (2.3)        (4,901)       (2.7)
     Issuance of warrants .........................................       (4,259)      (2.4)             -           -
     Amortization of deferred financing expense ...................       (3,009)      (1.7)          (867)       (0.5)
     Other bank and financing expenses ............................          (37)      (0.0)           (37)       (0.0)
                                                                        --------      -----       --------       -----
          Total interest and financing expenses ...................      (34,161)     (19.3)       (31,266)      (17.2)
                                                                        --------      -----       --------       -----
     Loss before income taxes .....................................      (50,670)     (28.7)       (12,862)       (7.1)
Income tax benefit ................................................       19,614       11.1          3,864         2.1
                                                                        --------      -----       --------       -----
     Net loss .....................................................      (31,056)     (17.6)        (8,998)       (5.0)
Preferred dividends ...............................................         (332)      (0.2)          (308)       (0.1)
                                                                        --------      -----       --------       -----
     Net loss available to common stockholders ....................    ($ 31,388)     (17.8)%     $ (9,306)       (5.1)%
                                                                        ========      =====       ========       =====
Basic and diluted loss per share available to common stockholders:

     Net loss available to common stockholders ....................     $  (0.44)                 $  (0.13)
                                                                        ========                  ========
EBITDA (1) ........................................................     $ (5,476)      (3.1)%     $ 36,583        20.1%
                                                                        ========      =====       ========       =====
Adjusted EBITDA (2) ...............................................     $ 24,824       14.1%      $ 33,517        18.5%
                                                                        ========      =====       ========       =====

(1) EBITDA represents earnings before interest and financing expenses, taxes, depreciation and amortization and before the accounting change. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

(2) Adjusted EBITDA is defined as EBITDA before the plant closure charge, senior debt amendment expenses and other financial, legal, accounting and consolidation items, net.

     The Company manages its business in three operating segments: retail, foodservice and other channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     Net sales by operating segment for the three month periods ended June 30, 2002 and 2001 were as follows (in thousands):

                                         2002         2001
                                     -----------  -----------
            Net sales:                      (unaudited)
                 Retail ...........  $  137,770   $  143,148
                 Foodservice ......      15,422       14,625
                 Other ............      23,352       23,834
                                     -----------  -----------
                      Total .......  $  176,544   $  181,607
                                     ===========  ===========

     Net sales decreased $5.1 million or 2.8% to $176.5 million in 2002 from $181.6 million in 2001. Net sales in the 2002 quarter as compared to 2001 were impacted by retail volume increases of approximately 7.5%, primarily in frozen breakfast and baking products offset in part by decreased volume of seafood products along with bagels, skillet meals and frozen pizza. Retail frozen breakfast products volume increased 20.6% primarily due to increased pancake and waffle sales and favorable product pricing in comparison to major competitors. Duncan Hines volume increased 28.9%, however net sales dollars increased at a lower rate due to product mix and increased promotional costs. The seafood sales decline resulted from stronger than expected industry sales of private label shrimp, which reduced sales and consumption of traditional fish products. Shrimp prices were significantly below historical levels. In addition, the quarter's seafood sales were adversely affected by an earlier Lent period in 2002, as compared to 2001. These seafood related declines in the Mrs. Paul's brand were offset by sales of its new shrimp bowls meals, resulting in a volume increase for the brand. In addition, the Company increased its overall trade spending on seafood, primarily to place and promote the new shrimp bowls, which lowered net sales. Lender's bagel volume was down 6.3%, an improvement from the prior trends. Increased sales of refrigerated bagels were more than offset by lower frozen and fresh sales. Overall, Lender's increased trade spending, reflected in net sales, to drive volume and reduced its consumer marketing and advertising from prior year levels. Skillet meals net sales were lower due to significant market segment contraction as a result of increased promotion in other meal segments.

     Food service net sales increased $0.8 million from prior year levels primarily behind increased sales of frozen breakfast products. Net sales in other distribution channels decreased $0.5 million, primarily due to lower sales of higher per unit seafood in club stores, principally due to distribution losses. This was offset in part by increased sales of baking and syrup products in drug, discount, convenience stores and limited assortment outlets.

     Gross profit decreased $8.3 million to $64.4 million in 2002 from $72.7 million in the prior year. Gross profit in 2002 as compared to 2001 was impacted by the decline in net sales described above, a shift in the mix of sales to lower margin products and additional depreciation expenses associated with capital expenditures, offset in part by reduced costs in syrup production as the production is being moved from contract manufacturers to a Company owned facility and reduced raw materials prices for seafood and shrimp.

     Brokerage and distribution expenses increased $1.8 million to $27.4 million in 2002 from $25.5 million in 2001. This increase was primarily due to increased sales volumes.

     Consumer marketing expenses were $6.1 million in 2002 as compared to $4.9 million in 2001. This increase was due to increased advertising and promotional spending on Duncan Hines, partially offset by decreased levels of spending on seafood and bagels.

     Amortization expense decreased $8.7 million as a result of adoption of FAS
142. See Note 1 to the Financial Statements included in this Form 10-Q.

     Selling, general and administrative expenses decreased to $15.1 million in 2002 from $15.7 million in 2001 primarily due to lower expenses for market research, relocation and consulting services, partially offset by increased compensation related expenses as compared to amounts recorded in 2001.

     Plant closure charge. During the second quarter of 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of 204 jobs. Impacted employees will receive severance pay in accordance with the Company's policies and union agreements. The Company recorded a pre-tax charge of approximately $30 million in connection with the shutdown of the West Seneca facility. The non-cash portion of the charge is approximately $26 million and is primarily attributable to write-down of property, plant and equipment, with the remaining $4 million primarily related to severance and other employee related costs. The Company estimates that the 2002 cash impact of the shutdown will be offset through cost savings of the closure.

     Other financial, legal, accounting, and consolidation items, net. During the second quarter of 2001, the Company recorded a pretax gain of approximately $3.8 million related to the settlement with former management in excess of amounts required to be distributed to the shareholder class. In addition, the Company recorded additional reserves of approximately $0.7 million related to unused office space in Columbus, Ohio subsequent to the administrative consolidation in 2000. See Note 4 to the Financial Statements included in this Form 10-Q.

     Interest and other financing expenses. Net interest income and expense, decreased to $22.8 million in 2002 from $25.5 million in 2001 primarily due to lower interest costs resulting from lower levels of outstanding debt and lower interest rates on variable rate debt as compared to the prior year. Net market adjustments associated with the Company's two derivative instruments, which were not effective as hedges as required by FAS 133, resulted in $4.1 million of expense in 2002, compared to $4.9 million in 2001. See Note 9 to the Financial Statements included in this Form 10-Q. The Company expensed $4.3 million related to the value of warrants issued on May 1, 2002. See Note 11 to the Financial Statements included in this Form 10-Q. Amortization of loan fees and other bank and financing expenses increased $2.1 million to $3.0 million in 2002, compared to $0.9 million in 2001. During the second quarter of 2002, the Company expensed approximately $1.9 million of previously deferred financing costs that related to credit agreement amendments that were replaced by the June 27, 2002 amendment.

     Income tax benefit. The income tax benefit recorded in 2002 and 2001 was 38.7% and 30.0%, respectively, of the pretax loss. The increase in the effective tax rate was due to expected results for the entire year and the elimination of non-deductible book amortization for goodwill and certain other intangibles.

Results of Operations for the Six Months Ended June 30

     The following table sets forth the reults of operations for the periods indicated as well as the percentage which the items in the statements of operations bear to net sales.

                               AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)
                                  (unaudited)

                                                                                 Six Months Ended June 30,
                                                                      -------------------------------------------
                                                                              2002                       2001
                                                                      --------------------      -----------------
Net sales .........................................................     $374,616     100.0 %    $411,675     100.0 %
Cost of goods sold ................................................     (246,550)    (65.8)     (242,838)    (59.0)
                                                                        --------     -----      --------     -----
    Gross profit ..................................................      128,066      34.2       168,837      41.0
                                                                        --------     -----      --------     -----
Brokerage, distribution and marketing expenses:
    Brokerage and distribution ....................................      (58,463)    (15.6)      (58,429)    (14.2)
    Consumer marketing ............................................      (15,819)     (4.2)      (23,881)     (5.8)
                                                                        --------     -----      --------     -----
        Total brokerage, distribution and marketing expenses ......      (74,282)    (19.8)      (82,310)    (20.0)
Amortization of goodwill and other intangibles ....................       (5,027)     (1.4)      (22,523)     (5.5)
Selling, general and administrative expenses ......................      (32,350)     (8.6)      (31,384)     (7.6)
Plant closure charge ..............................................      (29,900)     (8.0)            -         -
Other financial, legal, accounting and consolidation items, net ...            -         -         3,066       0.8
                                                                        --------     -----      --------     -----
        Total operating expenses ..................................     (141,559)    (37.8)     (133,151)    (32.3)
                                                                        --------     -----      --------     -----
    Operating (loss) income .......................................      (13,493)     (3.6)       35,686       8.7
Interest and financing expenses:
    Interest expense, net .........................................      (44,961)    (12.0)      (53,331)    (13.0)
    Adjustment of value of derivatives ............................       (5,180)     (1.4)       (4,901)     (1.2)
    Issuance of warrants ..........................................       (4,259)     (1.2)            -
    Amortization of deferred financing expense ....................       (3,876)     (1.0)       (1,734)     (0.4)
    Other bank and financing expenses .............................          (74)     (0.0)          (74)     (0.0)
                                                                        --------     -----      --------     -----
        Total interest and financing expenses .....................      (58,350)    (15.6)      (60,040)    (14.6)
                                                                        --------     -----      --------     -----
    Loss before income taxes and cumulative effect of
        change in accounting ....... ..............................      (71,843)    (19.2)      (24,354)     (5.9)
Income tax benefit ................................................       27,863       7.5         7,599       1.8
                                                                        --------     -----      --------     -----
    Net loss before cumulative effect of change in accounting .....      (43,980)    (11.7)      (16,755)     (4.1)
Cumulative effect of change in accounting, net of tax of $94,110 ..     (149,453)    (39.9)            -         -
                                                                        --------     -----      --------     -----
    Net loss ......................................................     (193,433)    (51.6)      (16,755)     (4.1)
Preferred dividends ...............................................         (663)     (0.2)         (615)     (0.1)
                                                                        --------     -----      --------     -----
    Net loss available to common stockholders .....................     (194,096)    (51.8)%    $(17,370)     (4.2)
                                                                        ========     =====      ========     =====
Basic and diluted loss per share available to common stockholders:
    Loss before cumulative effect of change in accounting .........     $  (0.62)               $  (0.24)
    Cumulative effect of change in accounting, net of tax .........        (2.08)                      -
                                                                        --------                --------
    Net loss available to common stockholders .....................     $  (2.70)               $  (0.24)
                                                                        ========                ========
EBITDA (1) ........................................................     $  7,692       2.1 %    $ 71,620      17.4 %
                                                                        ========     =====      ========     =====
Adjusted EBITDA (2) ...............................................     $ 37,992      10.1 %    $ 68,554      16.7 %
                                                                        ========     =====      ========     =====

(1) EBITDA represents earnings before interest and financing expenses, taxes, depreciation and amortization and before the accounting change. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

(2) Adjusted EBITDA is defined as EBITDA before the plant closure charge, senior debt amendment expenses and other financial, legal, accounting and consolidation items, net.

     Results for the six months ended June 30, 2002 include pretax adjustments of $20.1 million taken during the first quarter of 2002, primarily consisting of net sales adjustments of $17.7 million primarily for trade promotion costs which are now reflected in net sales, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive's severance. The trade promotion adjustments were a result of updated evaluations of the Company's reserves for such costs, including the timing of the ultimate settlements with customers and the Company's ability to obtain more reliable information concerning actual historical spending, along with resolution of deductions taken by its customers. Settlement of trade promotion costs has historically occurred when a customer deducts from amounts otherwise due to the Company amounts the customer determines are due to it. Final resolution of the amounts appropriately deducted has taken extended periods of time and was compounded by the absence of reliable historical data, and the loss of information following the bankruptcy of the Company's national retail sales broker during the second and third quarters of 2001. The Company has taken several steps to improve this information for current and future periods, including new systems and processes implemented during the fourth quarter of 2001 and the first quarter of 2002. In addition, the Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

     Net sales by operating segment for the six month periods ended June 30, 2002 and 2001 were as follows (in thousands):


                                        2002          2001
                                      --------      --------
                                            (unaudited)
          Net sales:
            Retail .................  $295,617      $332,078
            Foodservice ............    29,970        28,560
            Other ..................    49,029        51,037
                                      --------      --------
              Total ................  $374,616      $411,675
                                      ========      ========


     Net sales decreased $37.1 million or 9.0% to $374.6 million in 2002 from $411.7 million in 2001. In addition to the first quarter adjustments, net sales in the 2002 period as compared to 2001 were impacted by retail volume increases of approximately 2.4%, primarily in frozen breakfast and baking products, offset in part by decreased volume sales of seafood products, bagels and skillet meals. Retail frozen breakfast products volume increased 16.8% primarily due to increased pancake and waffle sales and favorable product pricing in comparison to major competitors. Duncan Hines volumes increased 14.3%, however net sales dollars increased at a lower rate due to product mix and increased promotional costs. The seafood sales decline resulted from stronger than expected industry sales of private label shrimp, which reduced sales and consumption of traditional fish products. Shrimp prices were significantly below historical levels. These seafood related declines in the Mrs. Paul's brand were offset by sales of its new shrimp bowls meals, resulting in a small volume increase for the brand. In addition, the Company reduced its seafood consumer marketing and advertising in 2002 and increased trade spending, primarily to place and promote the new shrimp bowls, which lowered net sales. Lender's bagel volume was down 5.2%, an improvement from the prior trends. Increased sales of refrigerated bagels were more than offset by lower frozen and fresh sales. Overall, Lender's increased trade spending, reflected in net sales, to drive volume and reduced its consumer marketing and advertising from prior year levels. Skillet meals net sales were lower due to significant market segment contraction as a result of increased promotion in other meal segments.

     Food service net sales increased $1.4 million from prior year levels primarily behind increased sales of frozen breakfast products. Net sales in other distribution channels decreased $2.0 million, primarily due to lower sales of higher per unit seafood in club stores, principally due to distribution losses. This was offset in part by increased sales of baking, syrup and seafood products in club stores, drug, discount, and convenience stores and limited assortment outlets.

     Gross profit decreased $40.8 million to $128.0 million in 2002 from $168.8 million in the prior year. In addition to the first quarter adjustments, gross profit in 2002 as compared to 2001 was impacted by decline in net sales described above, a shift in the mix of sales to lower margin products and additional depreciation expenses associated with capital expenditures, offset in part by reduced costs in syrup production as the production is being moved from contract manufacturers to a Company owned facility and reduced raw materials prices for seafood and shrimp. In addition, the 2001 period included a one-time gain associated with the renegotiation of employee benefits at the West Seneca, New York facility.

     Brokerage and distribution expenses remained flat at $58.4 million in 2002 and 2001. This was primarily due to increased sales volumes, offset by improved efficiencies, lower rates and the benefit of moving some distribution to the St. Elmo, Illinois facility.

     Consumer marketing expenses were $15.8 million in 2002 as compared to $23.9 million in 2001. This decrease was due to the lower levels of spending in 2002 on seafood, bagel and syrup products which was redeployed in part to trade spending reflected in net sales, partially offset by increased advertising and consumer promotion on Duncan Hines.

     Amortization expense decreased $17.5 million as a result of adoption of FAS 142. See Note 1 to the Financial Statements included in this Form 10-Q.

     Selling, general and administrative expenses increased to $32.4 million in 2002 from $31.4 million in 2001 primarily due to severance costs associated with a former executive officer, additional expense associated with an arbitration settlement and increased incentive compensation expense, offset by decreases in expenses for market research, relocation and consulting services.

     Plant closure charge. During the second quarter of 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of 204 jobs. Impacted employees will receive severance pay in accordance with the Company's policies and union agreements. The Company recorded a pre-tax charge of approximately $30 million in connection with the shutdown of the West Seneca facility. The non-cash portion of the charge is approximately $26 million and is primarily attributable to write-down of property, plant and equipment, with the remaining $4 million related to severance and other employee related costs. The Company estimates that the 2002 cash impact of the shutdown will be offset through cost savings of the closure.

     Other financial, legal, accounting, and consolidation items, net. During the second quarter of 2001, the Company recorded a pretax gain of approximately $3.8 million related to the settlement with former management in excess of amounts required to be distributed to the shareholder class. In addition, the Company recorded additional reserves of approximately $0.7 million related to unused office space in Columbus, Ohio subsequent to the administrative consolidation in 2000. See Note 4 to the Financial Statements included in this Form 10-Q.

     Interest and other financing expenses. Net interest income and expense, decreased to $45.0 million in 2002 from $53.3 million in 2001 primarily due to lower interest costs resulting from lower levels of outstanding debt and lower interest rates on variable rate debt as compared to the prior year. Net market adjustments associated with the Company's two derivative instruments, which were not effective as hedges as required by FAS 133, resulted in $5.2 million of expense in 2002, compared to $4.9 million in 2001. See Note 9 to the Financial Statements included in this Form 10-Q. The Company expensed $4.3 million related to the value of warrants issued on May 1, 2002. See Note 11 to the Financial Statements included in this Form 10-Q. Amortization of loan fees and other bank and financing expenses increased $2.2 million to $3.9 million in 2002, compared to $1.7 million in 2001. During the second quarter of 2002, the Company expensed approximately $1.9 million of previously deferred financing costs that related to credit agreement amendments that were replaced by the June 27, 2002 amendment.

     Income tax benefit. The income tax benefit recorded in 2002 and 2001 was 38.8% and 31.2%, respectively, of the pretax loss. The increase in the effective tax rate was due to expected results for the entire year and the elimination of non-deductible book amortization for goodwill and certain other intangibles.

     Cumulative effect of change in accounting. Effective January 1, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. As a result, the Company recorded a cumulative effect of a change in accounting principle of $149.5 million, net of tax in the accompanying statement of operations. See Note 1 to the Financial Statements included in this Form 10-Q.

Liquidity and Capital Resources

     For the six months ended June 30, 2002 the Company used $3.7 million for operating activities compared to the six months ended June 30, 2001, when $47.2 million of cash was generated from operations. The primary reasons were the decline in sales and operating income, increased expenditures in 2002 for advertising, promotion and new product placement costs, and lower amounts of cash generated in 2002 from reductions in accounts receivable and inventory, which had been at unusually high levels at the beginning of 2001.

     Cash used for investment activities in 2002 was $11.1 million, an increase of $5.9 million from the same period of 2001. The increase was primarily attributable to asset additions related to the start up of syrup production in the Company's St. Elmo, Illinois facility along with expenditures at the Company's product development center.

     During the six months ended June 30, 2002, the Company borrowed an additional $30.3 million under its revolving credit facility. Funding required from reduced borrowings under the receivables sale facility and for scheduled senior secured debt repayments totaled approximately $18.5 million. Financing from senior unsecured promissory notes provided $14.6 million in cash during the six months ended June 30, 2002.

     In March 2002, the Company received a waiver of a specific technical provision of the senior secured debt agreement which would have otherwise required the Company to prepay approximately $20 million of this facility.

     On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company provided a revised 2002 business plan to the Administrative Agent, met with the lenders to discuss the Company's business and assisted a consultant, chosen by the Administrative Agent and at the Company's expense, in reviewing the Company's business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. (the "Investors") entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase, on a subordinated basis, a participation of $10 million of the Company's outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued is subject to adjustment by the Special Committee of the Board of Directors and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and additional financing described below.

     On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the "Notes") from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which will be recorded as additional debt discount in the third quarter, and be amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated.

     The remaining $37.6 million of financing was obtained from new term loans under an amendment to the Company's existing credit facility with various lenders. The terms and conditions of this financing are identical to the Tranche B Term Loans under the Company's existing senior credit facility. The supplemental Tranche B loans were purchased at a discount of approximately $2.6 million. The Company received $35.0 million in proceeds from the additional financing on July 2, 2002.

     The Company used the new capital to reduce debt under the senior secured revolving debt facility and for working capital purposes.

     The June 27, 2002 amendment to the senior secured debt agreement revised certain of the financial covenants for future periods through September 30, 2003 and provided for the exclusion of fees and expenses associated with the amendment for purposes of the financial covenant calculations at June 30, 2002 and future periods.

     The Company remains in compliance with the provisions of the senior secured debt agreement, as amended, and its other debt agreements.

     The Company continues to be highly leveraged. As of August 6, 2002, the Company had outstanding, approximately $1.09 billion in aggregate principal indebtedness for borrowed money, had approximately $31 million of cash and available borrowing capacity under the revolving credit facility and had sold substantially all eligible receivables pursuant to the receivables sale facility.

     The additional financing obtained by the Company on June 27, 2002 has improved liquidity; however liquidity is expected to remain tight during the third quarter, due to seasonality. In addition, the Company is also actively reviewing a number of possibilities to provide additional liquidity and reduce the Company's leverage. These possibilities include but are not limited to the sale of certain assets or businesses. The Company has hired Merrill Lynch and JPMorgan to assist it in reviewing strategic alternatives. The Company is also attempting to actively reduce controllable expenditures that are not expected to have major impacts on the business. The Company's tight liquidity has not led to significant disruptions in its ability to obtain necessary raw materials from its vendors.

Interest Rate Agreements

     At June 30, 2002, the Company was party to three interest rate swap and collar agreements. On July 1, 2002, the Company's bond fixed to floating interest rate collar agreement with a notional principal amount of $200.0 million expired. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company's debt financing portfolio has not changed significantly since December 31, 2001, the risks associated with fluctuations in market interest rates have not changed significantly in 2002.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swap and collar agreements for non-trading purposes. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company's debt financing portfolio has not changed significantly since December 31, 2001, the risks associated with fluctuations in market interest rates have not changed significantly in 2002.

PART II--OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The Company is a defendant in an action filed by a former employee in the U.S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims. In the first quarter of 2002, the plaintiff's federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has sought to add a claim for breach of fiduciary duty. The case is set for trial in February 2003. The Company intends to defend the claims vigorously.

     The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting on May 2, 2002, shareholders voted for the election of all nominees for the Board of Directors, as described in the Company's Proxy Statement for such meeting.

Vote tabulations were as follows:

     Board of Directors:

             Name                     For              Against           Withheld
     -----------------------   ----------------   -----------------   --------------

     William B. Connell           54,116,270               -              63,983

     David E. De Leeuw            54,122,585               -              57,668

     Charles J. Delaney           54,125,760               -              54,493

     Richard C. Dresdale          54,124,190               -              56,063

     Andrea Geisser               54,124,160               -              56,093

     Stephen L. Key               54,123,823               -              56,430

     Peter Lamm                   54,121,520               -              58,733

     George E. McCown             54,112,575               -              67,678

     Jack Murphy                  54,125,535               -              54,718

     James T. Smith               53,853,335               -             326,918


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

                See Exhibit Index.



 (b) Reports on Form 8-K

                None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  AURORA FOODS INC.

                                  By:    /s/ James T. Smith
                                         ------------------
                                         James T. Smith
                                         Chairman of the Board,
                                         President and
                                         Chief Executive Officer


                                  By:    /s/ William R. McManaman
                                         ------------------------
                                         William R. McManaman
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)


Date: August 13, 2002

                                  EXHIBIT INDEX

Exhibit
Number     Exhibit
-------    -------

4.1 Warrant Issuance Agreement dated as of May 1, 2002, among Aurora Foods Inc. and the parties listed therein, as Warrantholders.

4.2 Amendment, dated as of May 1, 2002, to the Securityholders Agreement dated April 8, 1998 as amended, between the Company and the parties named therein.

4.3 Note Purchase Agreement between Aurora Foods Inc. and the Purchasers listed therein, dated as of June 27, 2002.

4.4 Amendment, dated as of June 27, 2002, to the Securityholders Agreement dated April 8, 1998 as amended, between the Company and the parties named therein.

10.1 Amendment, dated as of June 27, 2002, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent.

10.2 Amendment, dated June 28, 2002, to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower.

10.3 Supplemental Tranche B Joinder Agreement, dated July 2, 2002, by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent.