Form 10-Q
period 2002-09-30
AURORA FOODS INC /DE/
filed 2002-11-13
CIK 1060024

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ____________

                        Commission file number 001-14255
                           __________________________

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

                                 (314) 801-2300
              (Registrant's Telephone Number, Including Area Code)
                           __________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                                                     Shares outstanding as of
                                                                                         November 5, 2002
                                                                                      -----------------------
         Common stock, $0.01 par value...................................................... 77,143,642

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

See pages 3 through 17.

                                AURORA FOODS INC.
                                 BALANCE SHEETS
                 (dollars in thousands except per share amounts)

                                                                                      September 30,       December 31,
                                                                                           2002               2001
                                                                                    ------------------  -----------------
                                      ASSETS                                            (unaudited)
                                      ------
Current assets:
     Cash and cash equivalents....................................................    $          155      $         184
     Accounts receivable, net of $716 and $588 allowance, respectively............            62,815             91,229
     Accounts receivable sold.....................................................           (19,139)           (33,302)
     Inventories..................................................................           100,591             99,560
     Prepaid expenses and other assets............................................            15,087              5,524
     Current deferred tax assets..................................................            15,442             18,563
                                                                                     -----------------   ----------------
         Total current assets.....................................................           174,951            181,758
     Property, plant and equipment, net...........................................           197,470            232,650
     Deferred tax assets..........................................................           171,936             47,799
     Goodwill and other intangible assets, net....................................           982,683          1,229,652
     Other assets.................................................................            28,082             31,181
                                                                                     -----------------   ----------------
         Total assets.............................................................     $   1,555,122       $  1,723,040
                                                                                     =================   ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Current portion of senior secured term debt..................................     $      43,248       $     37,970
     Accounts payable.............................................................            52,304             73,001
     Accumulated preferred dividends payable......................................             2,593              1,586
     Accrued liabilities..........................................................            58,064             80,417
                                                                                     -----------------   ----------------
         Total current liabilities................................................           156,209            192,974
     Senior secured term debt.....................................................           475,403            472,793
     Senior secured revolving debt facility.......................................           151,900            127,700
     Senior unsecured debt........................................................            21,806                  -
     Senior subordinated notes....................................................           401,413            401,605
     Capital lease obligation.....................................................             1,760              1,833
     Other liabilities............................................................            17,694             16,683
                                                                                     -----------------   ----------------
         Total liabilities........................................................         1,226,185          1,213,588
                                                                                     -----------------   ----------------

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a
         liquidation preference value of $17,593 and $16,586, respectively........                37                 37
     Common stock, $0.01 par value; 250,000,000 shares authorized; 77,143,642
         and 74,254,467 shares issued, respectively...............................               772                743
     Paid-in capital..............................................................           684,797            685,582
     Treasury stock...............................................................                 -            (13,266)
     Promissory notes.............................................................               (40)               (40)
     Accumulated deficit..........................................................          (354,756)          (159,760)
     Accumulated other comprehensive loss.........................................            (1,873)            (3,844)
                                                                                     -----------------   ----------------
         Total stockholders' equity...............................................           328,937            509,452
                                                                                     -----------------   ----------------
         Total liabilities and stockholders' equity...............................     $   1,555,122       $  1,723,040
                                                                                     =================   ================

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                   Three Months Ended September 30,
                                                                                 ---------------------------------------
                                                                                        2002                2001
                                                                                 ---------------------------------------
Net sales.......................................................................     $    184,893       $     200,838
Cost of goods sold..............................................................         (113,222)           (114,309)
                                                                                    --------------     ---------------
      Gross profit..............................................................           71,671              86,529
                                                                                    --------------     ---------------
Brokerage, distribution and marketing expenses:
      Brokerage and distribution................................................          (25,526)            (26,587)
      Consumer marketing........................................................           (4,508)             (6,156)
                                                                                    --------------     ---------------
           Total brokerage, distribution and marketing expenses.................          (30,034)            (32,743)
Amortization of goodwill and other intangibles..................................           (2,545)            (10,896)
Selling, general and administrative expenses....................................          (11,732)            (14,454)
                                                                                    --------------     ---------------
           Total operating expenses.............................................          (44,311)            (58,093)
                                                                                    --------------     ---------------
      Operating income..........................................................           27,360              28,436
Interest and financing expenses:
      Interest expense, net.....................................................          (24,076)            (25,934)
      Adjustment to value of derivatives........................................           (5,674)             (6,386)
      Reduction in warrants previously issued...................................            2,480                   -
      Amortization of deferred financing expense................................             (935)               (867)
                                                                                    --------------     ---------------
           Total interest and financing expenses................................          (28,205)            (33,187)
                                                                                    --------------     ---------------
      Loss before income taxes..................................................             (845)             (4,751)
Income tax benefit..............................................................              289               1,545
                                                                                    --------------     ---------------
      Net loss..................................................................             (556)             (3,206)
Preferred dividends.............................................................             (344)               (318)
                                                                                    --------------     ---------------
      Net loss available to common stockholders.................................     $       (900)      $      (3,524)
                                                                                    ==============     ===============
Basic and diluted loss per share available to common stockholders:

      Net loss available to common stockholders.................................     $      (0.01)      $       (0.05)
                                                                                    ==============     ===============
Weighted average number of shares outstanding...................................           73,270              71,610
                                                                                    ==============     ===============

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                 ------------------------------------
                                                                                        2002              2001
                                                                                 ------------------------------------
Net sales.......................................................................     $   559,509       $   612,513
Cost of goods sold..............................................................        (359,772)         (357,147)
                                                                                    -------------     -------------
      Gross profit..............................................................         199,737           255,366
                                                                                    -------------     -------------
Brokerage, distribution and marketing expenses:
      Brokerage and distribution................................................         (83,989)          (85,016)
      Consumer marketing........................................................         (20,327)          (30,037)
                                                                                    -------------     -------------
           Total brokerage, distribution and marketing expenses.................        (104,316)         (115,053)
Amortization of goodwill and other intangibles..................................          (7,572)          (33,419)
Selling, general and administrative expenses....................................         (44,082)          (45,838)
Plant closure charge............................................................         (29,900)                -
Other financial, legal, accounting and consolidation items, net.................               -             3,066
                                                                                    -------------     -------------
           Total operating expenses.............................................        (185,870)         (191,244)
                                                                                    -------------     -------------
      Operating income..........................................................          13,867            64,122

Interest and financing expenses:
      Interest expense, net.....................................................         (69,111)          (79,339)
      Adjustment to value of derivatives........................................         (10,854)          (11,287)
      Issuance of warrants......................................................          (1,779)                -
      Amortization of deferred financing expense................................          (4,811)           (2,601)
                                                                                    -------------     -------------
           Total interest and financing expenses................................         (86,555)          (93,227)
                                                                                    -------------     -------------
      Loss before income taxes and cumulative effect of change in accounting....         (72,688)          (29,105)
Income tax benefit..............................................................          28,152             9,144
                                                                                    -------------     -------------
      Net loss before cumulative effect of change in accounting.................         (44,536)          (19,961)
Cumulative effect of change in accounting, net of tax of $94,110................        (149,453)                -
                                                                                    -------------     -------------
      Net loss..................................................................        (193,989)          (19,961)
Preferred dividends.............................................................          (1,007)             (933)
                                                                                    -------------     -------------
      Net loss available to common stockholders.................................     $  (194,996)      $   (20,894)
                                                                                    =============     =============
Basic and diluted loss per share available to common stockholders:
      Loss before cumulative effect of change in accounting.....................     $     (0.63)      $     (0.29)
      Cumulative effect of change in accounting, net of tax.....................           (2.07)                -
                                                                                    -------------     -------------
      Net loss available to common stockholders.................................     $     (2.70)      $     (0.29)
                                                                                    =============     =============
Weighted average number of shares outstanding...................................          72,287            72,794
                                                                                    =============     =============

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                                                                                              Accumulated
                                                                Additional                                      Other
                                              Preferred  Common  Paid-in   Promissory Treasury  Accumulated Comprehensive
                                                Stock    Stock   Capital      Notes     Stock      Deficit      Loss        Total
                                              --------- ------- ---------- ---------- --------  ----------- ------------- ---------
Balance at December 31, 2001 ................. $     37  $  743 $ 685,582   $    (40) $(13,266)  $(159,760)   $  (3,844)  $ 509,452

Stock options exercised ......................        -       1       389          -         -           -            -         390

Restricted stock awards ......................        -       1       252          -         -           -            -         253

Employee stock purchases .....................        -       -         5          -         -           -            -           5

Issuance of warrants .........................        -       -     4,362          -         -           -            -       4,362

Distribution of shares to shareholder class...        -      27    (5,793)         -    13,266           -            -       7,500

Net loss .....................................        -       -         -          -         -    (193,989)           -    (193,989)

Cumulative preferred dividends ...............        -       -         -          -         -      (1,007)           -      (1,007)

Net deferred hedging adjustment ..............        -       -         -          -         -           -        1,971       1,971
                                               --------  ------ ---------   --------  --------   ---------    ---------   ---------
Balance at September 30, 2002 ................ $     37  $  772 $ 684,797   $    (40) $      -   $(354,756)   $  (1,873)  $ 328,937
                                               ========  ====== =========   ========  ========   =========    =========   =========

                 See accompanying notes to financial statements.

                                AURORA FOODS INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                  ------------------------------------
                                                                                          2002             2001
                                                                                  -----------------  -----------------
Cash flows from operations:
   Net loss.....................................................................    $(193,989)          $ (19,961)
   Adjustments to reconcile net loss to net cash from operations:
       Depreciation and amortization............................................       35,897              56,513
       Deferred income taxes....................................................      (28,152)             (9,144)
       Recognition of loss on derivatives.......................................       10,854              10,265
       Cumulative effect of change in accounting, net of tax....................      149,453                   -
       Issuance of warrants.....................................................        1,779                   -
       Non-cash plant closure charge............................................       26,000                   -
       Receipt of shares from former management.................................            -             (15,654)
       Recognition of liability to shareholder class............................            -              10,000
       Other, net...............................................................           23                 261
       Changes in operating assets and liabilities:
           Accounts receivable..................................................       29,464              35,552
           Inventories..........................................................         (384)              6,996
           Prepaid expenses and other current assets............................      (11,697)             (4,196)
           Accounts payable.....................................................      (20,697)             27,786
           Accrued expenses.....................................................      (17,029)            (28,820)
           Other non-current liabilities........................................       (5,657)             (4,615)
                                                                                    ---------           ---------
Net cash (used for) provided by operations......................................      (24,135)             64,983
                                                                                    ---------           ---------

Cash flows from investing activities:
   Asset additions..............................................................      (18,700)            (14,408)
   Proceeds from asset sales....................................................          404                  66
                                                                                    ---------           ---------
Net cash used for investment activities.........................................      (18,296)            (14,342)
                                                                                    ---------           ---------
Cash flows from financing activities:
   Senior secured revolving borrowings (repayments), net........................       24,200             (20,000)
   Repayment of borrowings......................................................      (27,251)            (24,694)
   Senior secured financing.....................................................       35,000                   -
   Senior unsecured financing...................................................       24,250                   -
   Decrease in accounts receivable sold.........................................      (14,163)             (3,535)
   Capital contributions and other, net.........................................          366                 323
                                                                                    ---------           ---------
Net cash provided by (used for) financing activities............................       42,402             (47,906)
                                                                                    ---------           ---------
(Decrease) increase in cash and cash equivalents................................          (29)              2,735
Cash and cash equivalents, beginning of period..................................          184                 525
                                                                                    ---------           ---------
Cash and cash equivalents, end of period........................................    $     155           $   3,260
                                                                                    =========           =========

                See accompanying notes to financial statements.

                                AURORA FOODS INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)

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

Liquidity

     The Company continues to be highly leveraged. As of November 5, 2002, the Company had outstanding, approximately $1.1 billion in aggregate principal indebtedness for borrowed money, had approximately $30 million of cash and available borrowing capacity under the revolving credit facility and the accounts receivable sale facility.

     As further described in Note 11, on June 27, 2002, the Company secured commitments for $62.6 million of additional financing, which satisfied the Company's liquidity needs during the third quarter. The Company's liquidity has improved since the end of the third quarter, and is expected to improve further over the remainder of the fiscal year. In addition, the Company is also actively reviewing a number of possibilities to provide additional liquidity and reduce the Company's leverage, both in the short-term and in the long-term. These possibilities include but are not limited to the sale of certain assets or businesses. The Company has hired Merrill Lynch & Co. and J.P. Morgan Securities Inc. to assist it in reviewing strategic alternatives. The Company is also attempting to actively reduce controllable expenditures that are not expected to have major impacts on the business. The Company's liquidity has not led to any significant disruptions in its ability to obtain necessary raw materials from its vendors.

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

     Net sales for each quarter and the full year for 2001 and 2000, after reflecting this reclassification from trade promotion expense, are as follows (in thousands):

                                   Net Sales After Reclassification
                                  ----------------------------------
        Quarter ending:                2001               2000
                                  -------------       -----------
               March 31              $ 230,068         $ 227,607
               June 30                 181,607           172,915
               September 30            200,838           197,541
               December 31             229,628           222,951
                                  ------------        ----------
        Calendar Year                $ 842,141         $ 821,014
                                  ============        ==========

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

     As of September 30, 2002, the Company has implemented all aspects of FAS 142 except for the completion of the second step of its impairment test of goodwill. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the book value of all recorded identifiable net assets of the reporting unit (the "residual"), to the recorded book value of the reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required.

     Results of the first step of the Company's impairment test of goodwill, completed during the second quarter of 2002, indicate goodwill impairment in two of the Company's reporting units. Independent valuations using the excess earnings and market comparable approaches indicate the fair value of each reporting unit exceeds the book value for each reporting unit except for the Company's seafood and Chef's Choice businesses, primarily in the retail segment, due principally to changes in business conditions and performance relative to original expectations. The Company is in the process of completing the second step of its goodwill impairment test for the seafood and Chef's Choice reporting units and will complete those tests during the fourth quarter of 2002. At January 1, 2002, the book value of goodwill for these two reporting units was in excess of their estimated fair value by $88.0 million, which has been recorded, net of tax of $33.4 million, in the statement of operations as a cumulative effect of a change in accounting principle. This impairment loss represents management's best estimate of the goodwill impairment that will be recognized, and will be adjusted as necessary once the Company completes the second step of its goodwill impairment test.

       Effective January 1, 2002, with the adoption of FAS 142, the Company reclassified $1.6 million of other intangibles to goodwill to comply with new intangible asset classification guidelines in FAS 142.

       During the first quarter of 2002, the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company's tradenames. Amortization of the tradenames ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the tradenames based on valuations performed by outside parties using the excess earnings approach. The fair value of all tradenames exceeded their net carrying value except for the Lender's and Celeste tradenames. The net carrying value for these two tradenames was in excess of their fair value by $155.6 million, which has been recorded, net of tax of $60.7 million, in the statement of operations for the first quarter, in addition to the previously described goodwill adjustment, as a cumulative effect of a change in accounting principle, which results in total impairment charges of $243.6 million, which has been recorded, net of tax of $94.1 million, as a cumulative effect of a change in accounting principle.

       The following table summarizes the intangibles as of September 30, 2002 (in thousands):

                                                                                  Carrying Value
                                                                   ------------------------------------------
                                                                                     Accumulated
                                                                       Gross         Amortization      Net
                                                                   -------------   ---------------- ---------
       Intangible assets subject to amortization:
              Recipes and formulations.......................      $     32,779    $     18,857     $   13,922
              Other..........................................            16,828          10,729          6,099
                                                                   -------------   ------------     ----------
                   Total                                           $     49,607    $     29,586         20,021
                                                                   =============   ============

       Intangible assets not subject to amortization............................................       328,169
                                                                                                    ----------
       Net carrying value of intangible assets..................................................    $  348,190
                                                                                                    ==========

       The following schedule shows net loss and net loss per share adjusted to exclude the Company's amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) as if such amortization expense had been discontinued in 2001 (in thousands):

                                                              Three months ended September 30,       Nine months ended September 30,
                                                           -----------------------------------     ---------------------------------
                                                               2002                  2001             2002                   2001
                                                           -----------          --------------     ----------              ---------
Reported net loss available to common stockholders.......  $     (900)          $      (3,524)     $ (194,996)           $  (20,894)
     Add back:
          Cumulative effect of change in
          accounting, net of tax.........................           -                       -         149,453                     -
          Goodwill amortization..........................           -                   3,387               -                10,161
          Intangible amortization........................           -                   2,297               -                 6,891
                                                           ----------           -------------      ----------            ----------
     Adjusted net income (loss) available to
     common stock stockholders ..........................  $     (900)          $       2,160      $  (45,543)           $   (3,842)
                                                           ==========           =============      ==========            ==========

Basic and diluted income (loss) per share
available to common stockholders:
     Reported net loss...................................  $    (0.01)          $       (0.05)     $    (2.70)           $    (0.29)
     Add back:
          Cumulative effect of change in
          accounting, net of tax.........................           -                       -            2.07                     -
          Goodwill amortization..........................           -                    0.05               -                  0.14
          Intangible amortization........................           -                    0.03               -                  0.09
                                                           ----------           -------------      ----------            ----------
     Adjusted net income (loss)..........................  $    (0.01)          $        0.03      $    (0.63)           $    (0.06)
                                                           ==========           =============      ==========            ==========

Plant Closure Charge

     On May 2, 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of 204 jobs. Impacted employees received severance pay in accordance with the Company's policies and union agreements. The Company recorded a pre-tax charge of approximately $30 million during the second quarter of 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charge of approximately $26.0 million is principally attributable to the write-down of property, plant and equipment, with the remaining $4 million of cash costs primarily related to severance and other employee related costs. As of September 30, 2002, the Company had paid approximately $2.2 million of severance and other employee related costs, with a majority of the remaining costs expected to be paid by the end of 2002, and the remainder in early fiscal 2003.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                                   September 30,     December 31,
                                                                       2002              2001
                                                                  ----------------  --------------
                                                                    (unaudited)
     Raw materials............................................           $ 23,275       $  17,507
     Work in process..........................................                750              98
     Finished goods...........................................             67,090          74,686
     Packaging and other supplies.............................              9,476           7,269
                                                                  ---------------   -------------
                                                                         $100,591       $  99,560
                                                                  ================  =============

NOTE 3 - ACCOUNTS RECEIVABLE SALES FACILITY

     On March 28, 2002, the Company's receivables purchase agreement, which provided for the sale of up to $42 million of specified accounts receivable on a periodic basis, was amended for a fee of $150,000 to extend its term through June 30, 2002.

     On June 28, 2002, in connection with the amendment to the Company's secured debt agreement and additional financing, further described in Note 11, the Company's receivables purchase agreement was further amended for a fee of $550,000. This amendment permanently reduced the level of receivables eligible for sale from $42 million to $40 million for the period through July 31, 2002, and further reduced the facility limit to $30 million after July 31, 2002. The amendment also extended the term of the receivables purchase agreement through September 30, 2003.

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

       During May 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. On September 6, 2002, the Company distributed 5,319,149 shares of common stock to the settlement class as settlement for the remaining $7.5 million of the common stock portion of the settlement, following completion of the claims processing by the third-party claims administrator appointed by the court. This distribution was comprised of the remaining 2,586,041 shares held in treasury that had been received from former management, and 2,733,108 additional shares issued by the Company. This recent distribution, in conjunction with the distribution of 465,342 shares in May 2001, finalizes the Company's obligations under the shareholder settlement agreement.

       Also during the second quarter of 2001, the Company recorded a charge of $0.7 million to reflect the additional net cost expected to be incurred by the Company for its unused office space in Columbus, Ohio, subsequent to the administration consolidation in 2000.

NOTE 5 - EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

       Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method"), the outstanding convertible cumulative preferred stock and stock warrants. The Company has had net losses available to common stockholders in each period, therefore the impact of these potentially dilutive common shares has been antidilutive and, therefore, excluded from the determination of diluted loss per share. The loss amounts and the weighted average shares outstanding contained in the statements of operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

       The number of shares of common stock outstanding and the transactions during the nine month period ended September 30, 2002 were as follows (in thousands):

                                                                 Common
                                                                  Stock       Treasury         Net
                                                                 Issued        Stock       Outstanding
                                                              ------------  -----------  ---------------
        Shares at December 31, 2001........................        74,254       (2,586)         71,668

        Exercise of stock options..........................           105            -             105

        Restricted stock awards to employees...............            50            -              50

        Employee stock purchases...........................             1            -               1

        Issuance of stock settlement shares................         2,733        2,586           5,319
                                                              -----------   ----------   -------------

        Shares at September 30, 2002.......................        77,143            -          77,143
                                                              ===========   ==========   =============

NOTE 6 - SEGMENT INFORMATION

       The Company groups its business in three operating segments: retail, food service and other distribution channels. In general, each of the Company's brands is sold through two or more of the segments. The retail distribution segment includes all of the Company's brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The food service segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug, discount and chain stores, as well as exports from the United States.

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

         Results for the nine months ended September 30, 2002 include pretax adjustments of $20.1 million taken during the first quarter of 2002, primarily consisting of net sales adjustments of $17.7 million principally for trade promotion costs which are now reflected in net sales, along with a charge to cost of sales of approximately $1.0 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with a former executive's severance. The trade promotion adjustments were a result of updated evaluations of the Company's reserves and assumptions for such costs, including the timing of the ultimate settlements with customers and the Company's ability to obtain more reliable information concerning actual historical spending, along with resolution of deductions taken by its customers. Settlement of trade promotion costs has historically occurred primarily when a customer deducts from amounts otherwise due to the Company, amounts the customer determines are due to it. Final resolution of the amounts appropriately deducted has taken extended periods of time and was compounded by the absence of reliable historical data, and the loss of information during the second and third quarters of 2001 following the bankruptcy of the Company's national retail sales broker. The Company has taken several steps to improve this information for current and future periods, including new systems and processes implemented beginning in the fourth quarter of 2001. In addition, the Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

         The following table presents a summary of operations by segment (in thousands):

                                                             Three months ended September 30,    Nine months ended September 30,
                                                            ----------------------------------  ---------------------------------
                                                                 2002              2001               2002             2001
                                                            --------------     ------------     ---------------    --------------
Net sales:                                                             (unaudited)                         (unaudited)
     Retail...............................................   $     142,722      $   156,152      $     438,339     $     488,230
     Foodservice..........................................          15,532           17,058             45,502            45,618
     Other................................................          26,639           27,628             75,668            78,665
                                                            --------------     ------------      -------------    --------------
         Total............................................   $     184,893      $   200,838      $     559,509     $     612,513
                                                            ==============     ============      =============    ==============

Segment contribution and operating income:
     Retail................................ ..............   $      46,862      $    53,864      $     119,056     $     153,714
     Foodservice..........................................           5,624            7,484             15,904            18,363
     Other................................................           6,992            8,372             19,115            23,219
                                                            --------------     ------------      -------------    --------------
         Segment contribution.............................          59,478           69,720            154,075           195,296
     Fixed manufacturing costs............................         (17,841)         (15,934)           (58,654)          (54,983)
     Amortization of goodwill and other intangibles.......          (2,545)         (10,896)            (7,572)          (33,419)
     Selling, general and administrative expenses.........         (11,732)         (14,454)           (44,082)          (45,838)
     Plant closure charge.................................               -                -            (29,900)                -
     Other financial, legal, accounting and
     consolidation items..................................               -                -                  -             3,066
                                                            --------------     ------------      -------------    --------------
         Operating income.................................   $      27,360      $    28,436      $      13,867     $      64,122
                                                            ==============     ============      =============    ==============

NOTE 7 - LITIGATION AND CONTINGENCIES

     During the first quarter of 2002, the Company lost a dispute in arbitration associated with termination of a contract in 2000 and recorded additional expense of approximately $730,000. The total award and related costs of approximately $1.5 million were paid in April 2002.

     The Company is a defendant in an action filed by a former employee in the
U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff's federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has sought to add a claim for breach of fiduciary duty. The case is set for trial in February 2003. The Company intends to defend the claims vigorously.

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

     The issuance of warrants on May 1, 2002 and July 8, 2002, described in Note 11, activated certain anti-dilution provisions of the Company's convertible preferred stock. In August 2002, the Special Committee of the Board of Directors reduced the number of May 1, 2002 warrants from 718,230 to 300,000. Due to the issuance of warrants, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company's common stock, if converted, was reduced from $3.35 per share to $3.24 per share. Based on the liquidation preference value at September 30, 2002, these changes would result in the issuance of approximately 178,000 additional common shares, if converted.

NOTE 9 - DERIVATIVE INSTRUMENTS

     During the three and nine month periods ended September 30, 2002, the Company recorded additional expense of approximately $5.7 million and $10.9 million, respectively, associated with the change in value of its interest rate collar agreement which is not an effective hedge. The change in value of this instrument was primarily due to lower expected future LIBOR rates used to compute the net liability to the Company. This agreement expires in November 2004.

     At September 30, 2002, the Company's net liability reflected in the accompanying balance sheet associated with its interest rate derivatives was approximately $16.9 million, $3.0 million of which has been deferred through other comprehensive income for amounts related to its interest rate swap agreement which remains effective as a hedge.

     The Company's fixed to floating interest rate collar agreement with a notional principal amount of $200.0 million expired on July 1, 2002.

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) for the three- and nine-month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                                                              Three months ended September 30,     Nine months ended september 30,
                                                             ----------------------------------   -------------------------------
                                                                  2002                 2001           2002              2001
                                                             ------------         -------------   -----------       ------------
                                                                        (unaudited)                          (unaudited)
Net loss ................................................    $      (556)          $     (3,206)  $  (193,989)      $    (19,961)
                                                             ------------         -------------   -----------       ------------
Other comprehensive income (loss), net of tax:

    Adoption of FAS 133 for hedging activities ..........               -                     -             -             (2,277)
    Loss deferred on qualifying cash flow hedges ........            (210)               (2,315)         (917)            (3,423)
    Reclassification adjustment for cash flow
         hedging losses realized in net loss ............             982                   532         2,889              1,676
                                                             ------------        --------------   -----------       ------------

Total other comprehensive income (loss) .................             772                (1,783)        1,972             (4,024)
                                                             ------------        --------------   -----------       ------------

    Total comprehensive income (loss) ...................    $        216          $     (4,989)  $  (192,017)      $    (23,985)
                                                             ============        ==============   ===========       ============

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

     On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company provided a revised 2002 business plan to the Administrative Agent, met with the lenders to discuss the Company's business and assisted a consultant, chosen by the Administrative Agent and at the Company's expense, in reviewing the Company's business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. (the "Investors") entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase, on a subordinated basis, a participation of $10 million of the Company's outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued was subject to adjustment by the Special Committee of the Board of Directors and was not to exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and additional financing described below. In August 2002, the Special Committee of the Board of Directors reduced the number of warrants from 718,230 to 300,000, and as a result, the Company recorded a reduction of expense in the third quarter of approximately $2.5 million.

     On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the "Notes") from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which was recorded as additional debt discount in the third quarter, and is being amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated.

     The remaining $37.6 million of financing was obtained from new term loans under an amendment to the Company's existing credit facility with various lenders. The terms and conditions of this financing are identical to the Tranche B Term Loans under the Company's existing senior credit facility. The supplemental Tranche B loans were purchased at a discount of approximately $2.6 million. The Company received $35.0 million in proceeds from this additional financing on July 2, 2002.

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

NOTE 12 - RELATED PARTIES

     In connection with the May 1, 2002 amendment to the Company's senior secured debt agreement, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co. (the "Investors") agreed to purchase on a subordinated basis, a participation of $10 million of the Company's outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued was subject to adjustment by the Special Committee of the Board of Directors and was not to exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and additional financing. In August 2002, the Special Committee of the Board of Directors reduced the number of warrants from 718,230 to 300,000, and as a result, the Company recorded a reduction of expense in the third quarter of approximately $2.5 million. See Note 11.

     On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the "Notes") from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which was recorded as additional debt discount in the third quarter, and is being amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated. See Note 11.

     The issuance of warrants on May 1, 2002 and July 8, 2002, described in Note 11, activated certain anti-dilution provisions of the Company's convertible preferred stock. In August 2002, the Special Committee of the Board of Directors reduced the number of May 1, 2002 warrants from 718,230 to 300,000. Due to the issuance of warrants, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company's common stock, if converted, was reduced from $3.35 per share to $3.24 per share. Based on the liquidation preference value at September 30, 2002, these changes would result in the issuance of approximately 178,000 additional common shares, if converted.

     On August 28, 2002, Dale F. Morrison became the interim Chairman of the Board and Chief Executive Officer of the Company. Mr. Morrison is employed by Fenway Partners Resources, Inc. Fenway Partners Resources, Inc. is owned by Fenway Partners Capital Fund, L.P. and Fenway Partners Capital Fund II, L.P., which are shareholders of the Company.

NOTE 13 - SUBSEQUENT EVENTS

     On October 30, 2002, the Company announced its intention to close the Company's manufacturing facility located in Yuba City, California, by the end of fiscal 2002. The Company expects to record a pre-tax charge during the fourth quarter of 2002 of approximately $7.0 million, associated with the closing. Included in the charge is an estimated $2.5 million of cash costs, consisting primarily of severance and other employee related costs that will be paid primarily in fiscal 2003, with the balance of the charge principally attributable to the write-down of property, plant and equipment. The Company will move the production of its Chef's Choice products from Yuba City to its existing facility in Jackson, Tennessee, and will outsource the production of certain frozen seafood products.

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

     As of September 30, 2002, the Company has implemented all aspects of FAS 142 except for the completion of the second step of its impairment test of goodwill. The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, less the book value of all recorded identifiable net assets of the reporting unit (the "residual"), to the recorded book value of the reporting unit's goodwill. If the book value of goodwill exceeds this residual, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the "adjusted residual") to the book value of goodwill. Where the adjusted residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the adjusted residual is required.

     Results of the first step of the Company's impairment test of goodwill, completed during the second quarter of 2002, indicate goodwill impairment in two of the Company's reporting units. Independent valuations using the excess earnings and market comparable approaches indicate the fair value of each reporting unit exceeds the book value for each reporting unit except for the Company's seafood and Chef's Choice businesses, primarily in the retail segment, due principally to changes in business conditions and performance relative to original expectations. The Company is in the process of completing the second step of its goodwill impairment test for the seafood and Chef's Choice reporting units and will complete those tests during the fourth quarter of 2002. At January 1, 2002, the book value of goodwill for these two reporting units was in excess of their estimated fair value by $88.0 million, which has been recorded, net of tax of $33.4 million, in the statement of operations as a cumulative effect of a change in accounting principle. This impairment loss represents management's best estimate of the goodwill impairment that will be recognized, and will be adjusted as necessary once the Company completes the second step of its goodwill impairment test. FAS 142 requires impairment losses recognized as a result of a transitional goodwill impairment test be recorded in the first interim reporting period after adoption, even if measurement of the transitional impairment loss occurs in a later period. Consequently, the Company restated the first quarter of 2002 to recognize the goodwill impairment loss as an additional cumulative effect of this change in accounting principle.

     During the first quarter of 2002 the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company's tradenames. Amortization of the tradenames ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the tradenames based on valuations performed by outside parties using the excess earnings approach. The fair value of all tradenames exceeded their net carrying value except for the Lender's and Celeste tradenames. The net carrying value for these two tradenames was in excess of their fair value by $155.6 million, which has been recorded, net of tax of $60.7 million, in the statement of operations for the first quarter, in addition to the previously described goodwill adjustment, as a cumulative effect of a change in accounting principle, which results in a total impairment charges of $243.6 million, which was recorded, net of tax of $94.1 million, as a cumulative effect of a change in accounting principle.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Financial Statements and Notes to the Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2002 and 2001) in this discussion refer to the Company's three and nine month periods ended on September 30, respectively.

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

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                  (unaudited)

                                                                                  Three Months Ended September 30,
                                                                         -----------------------------------------------
                                                                                 2002                         2001
                                                                         -----------------------  ----------------------
Net sales...............................................................  $   184,893    100.0 %   $   200,838   100.0 %
Cost of goods sold......................................................     (113,222)   (61.2)       (114,309)  (56.9)
                                                                          -----------   ------     -----------  ------
     Gross profit.......................................................       71,671     38.8          86,529    43.1
                                                                          -----------   ------     -----------  ------
Brokerage, distribution and marketing expenses:
     Brokerage and distribution.........................................      (25,526)   (13.8)        (26,587)  (13.2)
     Consumer marketing.................................................       (4,508)    (2.4)         (6,156)   (3.1)
                                                                          -----------   ------     -----------  ------
         Total brokerage, distribution and marketing expenses...........      (30,034)   (16.2)        (32,743)  (16.3)
Amortization of goodwill and other intangibles..........................       (2,545)    (1.4)        (10,896)   (5.4)
Selling, general and administrative expenses............................      (11,732)    (6.4)        (14,454)   (7.2)
                                                                          -----------   ------     -----------  ------
         Total operating expenses.......................................      (44,311)   (24.0)        (58,093)  (28.9)
                                                                          -----------   ------     -----------  ------
     Operating income...................................................       27,360     14.8          28,436    14.2
Interest and financing expenses:
     Interest expense, net..............................................      (24,076)   (13.0)        (25,934)  (12.9)
     Adjustment of value of derivatives.................................       (5,674)    (3.1)         (6,386)   (3.2)
     Reduction in warrants previously issued............................        2,480      1.3               -       -
     Amortization of deferred financing expense.........................         (935)    (0.5)           (867)   (0.5)
                                                                          -----------   ------     -----------  ------
        Total interest and financing expenses...........................      (28,205)   (15.3)        (33,187)  (16.6)
                                                                          -----------   ------     -----------  ------
     Loss before income taxes...........................................         (845)    (0.5)         (4,751)   (2.4)
Income tax benefit......................................................          289      0.2           1,545     0.8
                                                                          -----------   ------     -----------  ------
     Net loss...........................................................         (556)    (0.3)         (3,206)   (1.6)
Preferred dividends.....................................................         (344)    (0.2)           (318)   (0.2)
                                                                          -----------   ------     -----------  ------
     Net loss available to common stockholders..........................  $      (900)    (0.5)%   $    (3,524)   (1.8)%
                                                                          ===========   ======     ===========  ======

Basic and diluted loss per share available to common stockholders:
     Net loss available to common stockholders..........................  $     (0.01)             $     (0.05)
                                                                          ===========              ===========
EBITDA (1)..............................................................  $    37,174     20.1 %   $    46,588    23.2 %
                                                                          ===========   ======     ===========  ======
Adjusted EBITDA (2).....................................................  $    37,257     20.2 %   $    46,588    23.2
                                                                          ===========   ======     ===========  ======

(1) EBITDA represents earnings before interest and financing expenses, taxes, depreciation and amortization. The Company believes EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements and should not be deemed to represent funds available to the Company. The calculation of EBITDA does not include the commitments of the Company for capital expenditures and payment of debt. EBITDA, as presented, may not be comparable to similarly-titled measures of other companies.

(2)  Adjusted EBITDA is defined as EBITDA before senior debt amendment expenses.

     The Company manages its business in three operating segments: retail, foodservice and other channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     Net sales by operating segment for the three-month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                                                                2002           2001
                                                            -------------   ---------
         Net sales:                                                 (unaudited)
                 Retail...................................  $ 142,722       $ 156,152
                 Foodservice..............................     15,532          17,058
                 Other....................................     26,639          27,628
                                                            ---------       ---------
                      Total...............................  $ 184,893       $ 200,838
                                                            =========       =========

     Net sales decreased $15.9 million or 7.9% to $184.9 million in 2002 from $200.8 million in 2001. Total unit volume was flat during the quarter versus the prior year. Net sales in the 2002 quarter as compared to 2001 were impacted by retail volume decreases of approximately 2.0%, primarily in bagels, skillet meals and frozen pizza, offset in part by increased volume of frozen breakfast and baking products. Lender's bagel volume was down 20.6% as increased sales of refrigerated bagels and new cream cheese products were more than offset by lower frozen and fresh sales. The frozen bagel category continues to contract, and the fresh bagel business suffers from less than optimal distribution, driving the overall decline in the bagel business. Skillet meals net sales continued to decline due to significant market segment contraction as a result of increased competition and promotion in other meal segments. Frozen pizza net sales were down due to the Company not offering the magnitude of certain promotional events in the current period, as compared to the comparable prior period. Retail frozen breakfast products volume increased 4.5% primarily due to increased pancake and waffle sales, offset in part by declines in french toast sales. Waffle sales have benefited from favorable pricing as compared to other major competitors. Duncan Hines volume increased 14.9%, however net sales dollars increased only slightly due to product mix and increased promotional costs. Volume sales for seafood products remained relatively flat as compared to the prior year, however increased trade spending, primarily related to slotting costs for new shrimp bowl products led to a decline in net sales. Syrup net sales were also lower than in the comparable period in the prior year, although volume sales were flat. This decline in net sales was primarily due to product mix and increase coupon redemption costs and other trade expenses during the quarter.

     Food service net sales decreased $1.5 million from prior year levels primarily due to decreased sales of bagel and syrup products, slightly offset by increased sales of frozen breakfast products. Net sales in other distribution channels decreased $1.0 million, primarily due to lower volume sales of higher than average per unit seafood products in club stores, principally due to distribution losses, and lower sales of frozen pizza in limited assortment outlets. This was offset in part by increased sales of baking and syrup products in drug, discount, convenience stores and increased sales of private label bagels and seafood.

     Gross profit decreased $14.8 million to $71.7 million in 2002 from $86.5 million in the prior year. Gross profit in 2002 as compared to 2001 was impacted by the decline in net sales described above, a shift in the mix of sales to lower margin products in the other channels segments, and increased reserves for potential excess inventory, offset in part by reduced costs in syrup production as production was moved from contract manufacturers to a Company owned facility, reduced raw materials prices for seafood and shrimp, and reduced costs as a result of closing the West Seneca facility. In addition, the 2001 period included a one-time gain associated with the termination of an unprofitable contract production agreement. Gross profit as a percentage of net sales declined from 43.1% in 2001 to 38.8% in 2002, as volume and cost of goods sold remained relatively flat and net sales declined as described above.

     Brokerage and distribution expenses decreased $1.1 million to $25.5 million in 2002 from $26.6 million in 2001. This decrease was primarily due to the decrease in incentive compensation for the Company's brokers, as compared to amounts recorded in the prior period.

     Consumer marketing expenses were $4.5 million in 2002 as compared to $6.2 million in 2001. This decrease was due to the lower levels of spending in 2002 on bagel and syrup products which was redeployed in part to trade spending reflected in net sales.

     Amortization expense decreased $8.4 million as a result of adoption of FAS
142. See Note 1 to the Financial Statements included in this Form 10-Q.

     Selling, general and administrative expenses decreased to $11.7 million in 2002 from $14.5 million in 2001 primarily due to lower expenses for incentive compensation, market research and consulting services as the Company reduced expenditures for these items and negotiated lower rates, partially offset by increased compensation related expenses due to increased headcount from the prior year.

     Interest and financing expenses. Net interest expense, decreased to $24.1 million in 2002 from $25.9 million in 2001 primarily due to lower interest rates on variable rate debt as compared to the prior year. Net market adjustments associated with the Company's derivative instrument, which was not effective as a hedge as determined by FAS 133, resulted in $5.7 million of expense in 2002, compared to $6.4 million in 2001. See Note 9 to the Financial Statements included in this Form 10-Q. As discussed in Note 11 to the Financial Statements included in this Form 10-Q, the Company reduced its financing expense by $2.5 million related to the reduction in the number of warrants originally issued on May 1, 2002.

     Income tax benefit. The income tax benefit recorded in 2002 and 2001 was 34.2% and 32.5%, respectively, of the pre-tax loss. The increase in the effective tax rate was due to expected results for the entire year and the elimination of non-deductible amortization for goodwill and certain other intangibles.

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

                                AURORA FOODS INC.
                            STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                  (unaudited)

                                                                                  Nine Months Ended September 30,
                                                                      -----------------------------------------------------
                                                                                 2002                       2001
                                                                      -------------------------   -------------------------
Net sales...........................................................   $  559,509     100.0 %      $ 612,513      100.0 %
Cost of goods sold..................................................     (359,772)    (64.3)        (357,147)     (58.3)
                                                                      ------------  --------      -----------   --------
     Gross profit...................................................      199,737      35.7          255,366       41.7
                                                                      ------------  --------      -----------   --------
Brokerage, distribution and marketing expenses:

     Brokerage and distribution.....................................      (83,989)    (15.0)         (85,016)     (13.9)
     Consumer marketing.............................................      (20,327)     (3.6)         (30,037)      (4.9)
                                                                      ------------  --------      -----------   --------
         Total brokerage, distribution and marketing expenses.......     (104,316)    (18.6)        (115,053)     (18.8)
Amortization of goodwill and other intangibles......................       (7,572)     (1.4)         (33,419)      (5.5)
Selling, general and administrative expenses........................      (44,082)     (7.9)         (45,838)      (7.5)
Plant closure charge................................................      (29,900)     (5.3)               -          -
Other financial, legal, accounting and consolidation items, net.....            -         -            3,066        0.6
                                                                      ------------  --------      -----------   --------
         Total operating expenses...................................     (185,870)    (33.2)        (191,244)     (31.2)
                                                                      ------------  --------      -----------   --------
     Operating income...............................................       13,867       2.5           64,122       10.5
Interest and financing expenses:
     Interest expense, net..........................................      (69,111)    (12.4)         (79,339)     (13.0)
     Adjustment of value of derivatives.............................      (10,854)     (1.9)         (11,287)      (1.9)
     Issuance of warrants...........................................       (1,779)     (0.3)               -          -
     Amortization of deferred financing expense.....................       (4,811)     (0.9)          (2,601)      (0.4)
                                                                      ------------  --------      -----------   --------
         Total interest and financing expenses......................      (86,555)    (15.5)         (93,227)     (15.3)
                                                                      ------------  --------      -----------   --------
     Loss before income taxes and cumulative effect of
         change in accounting.......................................      (72,688)    (13.0)         (29,105)      (4.8)
Income tax benefit..................................................       28,152       5.0            9,144        1.5
                                                                      ------------  --------      -----------   --------
     Net loss before cumulative effect of change in accounting......      (44,536)     (8.0)         (19,961)      (3.3)
Cumulative effect of change in accounting, net of tax of $94,110....     (149,453)    (26.7)               -          -
                                                                      ------------  --------      -----------   --------
     Net loss.......................................................     (193,989)    (34.7)         (19,961)      (3.3)
Preferred dividends.................................................       (1,007)     (0.2)            (933)      (0.1)
                                                                      ------------  --------      -----------   --------
     Net loss available to common stockholders......................   $ (194,996)    (34.9)%      $ (20,894)      (3.4)%
                                                                      ============  ========      ===========   ========

Basic and diluted loss per share available to common stockholders:
     Loss before cumulative effect of change in accounting..........   $    (0.63)                 $   (0.29)
     Cumulative effect of change in accounting, net of tax..........        (2.07)                         -
                                                                      ------------                -----------
     Net loss available to common stockholders......................   $    (2.70)                 $   (0.29)
                                                                      ============                ===========

EBITDA (1)..........................................................   $   44,866       8.0 %      $ 118,208       19.3 %
                                                                      ============  ========      ===========   ========

Adjusted EBITDA (2).................................................   $   75,249      13.4 %      $ 115,142       18.8 %
                                                                      ============  ========      ===========   ========

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

         Results for the nine months ended September 30, 2002 include pretax adjustments of $20.1 million taken during the first quarter of 2002, primarily consisting of net sales adjustments of $17.7 million principally for trade promotion costs which are now reflected in net sales, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive's severance. The trade promotion adjustments were a result of updated evaluations of the Company's reserves and assumptions for such costs, including the timing of the ultimate settlements with customers and the Company's ability to obtain more reliable information concerning actual historical spending, along with resolution of deductions taken by its customers. Settlement of trade promotion costs has historically occurred when a customer deducts from amounts otherwise due to the Company, amounts the customer determines are due to it. Final resolution of the amounts appropriately deducted has taken extended periods of time and was compounded by the absence of reliable historical data, and the loss of information during the second and third quarters of 2001 following the bankruptcy of the Company's national retail sales broker. The Company has taken several steps to improve this information for current and future periods, including new systems and processes implemented beginning in the fourth quarter of 2001. In addition, the Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

         Net sales by operating segment for the nine-month periods ended September 30, 2002 and 2001 were as follows (in thousands):

                                                                     2002            2001
                                                                 -------------   -------------
               Net sales:                                                 (unaudited)
                      Retail....................................  $   438,339     $   488,230
                      Foodservice...............................       45,502          45,618
                      Other.....................................       75,668          78,665
                                                                 -------------   -------------
                           Total................................  $   559,509     $   612,513
                                                                 =============   =============

         Net sales decreased $53.0 million or 8.7% to $559.5 million in 2002 from $612.5 million in 2001. In addition to the first quarter adjustments, net sales in the 2002 nine-month period as compared to 2001 were impacted by retail volume increases of approximately 0.9%, primarily in frozen breakfast and baking products, offset in part by decreased volume sales of seafood products, bagels, frozen pizza and skillet meals. Retail frozen breakfast products volume increased 12.7% primarily due to increased pancake and waffle sales and favorable product pricing in comparison to major competitors. Duncan Hines volumes increased 14.5%, however net sales dollars increased at a lower rate due to product mix and increased promotional costs. The seafood sales decline resulted from stronger than expected industry sales of private label shrimp, which reduced sales and consumption of traditional fish products during the Lent season. Shrimp prices were significantly below historical levels. These seafood related declines in the Mrs. Paul's brand were offset by sales of its new shrimp bowls meals, resulting in a net volume increase for the brand. However, the Company reduced its seafood consumer marketing and advertising in 2002 and increased trade spending, primarily to place and promote the new shrimp bowls, which lowered net sales. Lender's bagel volume was down 10.3% as increased sales of refrigerated bagels were more than offset by lower frozen and fresh sales. The decline in frozen pizza sales is due to the Company not offering the magnitude of certain promotional events in the current period, as compared to the comparable prior period. Skillet meals net sales were lower due to significant market segment contraction as a result of increased promotion in other meal segments. Volume sales for syrup products increased slightly over the prior year, but net sales declined due to product mix and increased trade expenses, reflected in net sales.

         Food service net sales decreased $0.1 million from prior year levels primarily behind increased sales of frozen breakfast products offset by a decline in sale of bagel products. Net sales in other distribution channels decreased $3.0 million, primarily due to lower volume sales of higher than average per unit seafood products in club stores, principally due to distribution losses. This was offset in part by increased sales of baking and syrup products in drug, discount, and convenience stores and increased private label seafood and bagel sales.

         Gross profit decreased $55.7 million to $199.7 million in 2002 from $255.4 million in the prior year. In addition to the first quarter adjustments, gross profit in 2002 nine-month period as compared to 2001 was impacted by the decline in net sales described above, a shift in the mix of sales to lower margin products, increased reserves for potential excess inventory, and additional depreciation expenses associated with capital expenditures, offset in part by reduced costs in syrup production as production was moved from contract manufacturers to a Company owned facility, reduced raw materials prices for seafood and shrimp, and reduced costs as a result of closing the West Seneca facility. In addition, the 2001 period included a one-time gain associated with the renegotiation of employee benefits at the West Seneca, New York facility, and a one-time gain associated with the termination of an unprofitable contract production agreement. Gross profit as a percentage of net sales declined from 41.7% in 2001 to 35.7% in 2002, as volume and cost of goods sold remained relatively flat and net sales declined as described above.

         Brokerage and distribution expenses decreased $1.0 million to $84.0 million in 2002 as compared to $85.0 million in 2001. This decrease was primarily due to the decrease in incentive compensation for the Company's brokers, as compared to amounts in the prior year.

         Consumer marketing expenses were $20.3 million in 2002 as compared to $30.0 million in 2001. This decrease was due to the lower levels of spending in 2002 on seafood, bagel and syrup products which was redeployed to trade spending reflected in net sales.

         Amortization expense decreased $25.8 million as a result of adoption of FAS 142. See Note 1 to the Financial Statements included in this Form 10-Q.

         Selling, general and administrative expenses decreased to $44.1 million in 2002 from $45.8 million in 2001 primarily due to decreases in expenses for incentive compensation, market research and share data as the Company reduced expenditures for these items and negotiated lower rates, and decreases in expenses for relocation and consulting services, offset by severance costs associated with a former executive officer, additional expense associated with an arbitration settlement and increased compensation related expenses due to increased headcount as compared to amounts recorded in 2001.

         Plant closure charge. During the second quarter of 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002. The closing resulted in the elimination of 204 jobs. Impacted employees received severance pay in accordance with the Company's policies and union agreements. The Company recorded a pre-tax charge of approximately $30 million in connection with the shutdown of the West Seneca facility. The non-cash portion of the charge of approximately $26 million is principally attributable to write-down of property, plant and equipment, with the remaining $4 million of cash costs related to severance and other employee related costs. The Company estimates that the 2002 cash impact of the shutdown will be offset through elimination of fixed costs.

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

         Interest and financing expenses. Net interest expense, decreased to $69.1 million in 2002 from $79.3 million in 2001 primarily due to lower interest rates on variable rate debt and lower levels of indebtedness as compared to the prior year. Net market adjustments associated with the Company's two derivative instruments, which were not effective as hedges as determined by FAS 133, resulted in $10.9 million of expense in 2002, compared to $11.3 million in 2001. See Note 9 to the Financial Statements included in this Form 10-Q. Net of the third quarter reduction in the number of warrants, the Company expensed $1.8 million related to the value of warrants issued on May 1, 2002. See Note 11 to the Financial Statements included in this Form 10-Q. Amortization of loan fees and other bank and financing expenses increased $2.2 million to $4.8 million in 2002, compared to $2.6 million in 2001. During the second quarter of 2002, the Company expensed approximately $1.9 million of previously deferred financing costs that related to credit agreement amendments that were replaced by the June 27, 2002 amendment.

         Income tax benefit. The income tax benefit recorded in 2002 and 2001 was 38.7% and 31.4%, respectively, of the pre-tax loss. The increase in the effective tax rate was due to expected results for the entire year and the elimination of non-deductible amortization for goodwill and certain other intangibles.

         Cumulative effect of change in accounting. Effective January 1, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. As a result, the Company recorded a cumulative effect of a change in accounting principle of $149.5 million, net of tax in the accompanying statement of operations. See Note 1 to the Financial Statements included in this Form 10-Q.

Liquidity and Capital Resources

         For the nine months ended September 30, 2002 the Company used $24.1 million for operating activities compared to the nine months ended September 30, 2001, when $65.0 million of cash was generated from operations. The primary reasons were the decline in sales and operating income, increased expenditures in 2002 for new product placement costs, and changes in working capital. The net change in cash used to pay vendors of $48.5 million drove a $58.7 million total change in cash from working capital.

         Cash used for investment activities in 2002 was $18.3 million, an increase of $4.0 million from the same period of 2001. The increase was primarily attributable to asset additions related to the start up of syrup production in the Company's St. Elmo, Illinois facility.

         During the nine months ended September 30, 2002, the Company's net borrowings under its revolving credit facility increased $24.2 million and financing from senior secured and unsecured promissory notes provided $59.3 million. Funding required due to reduced borrowings under the receivables sale facility and for scheduled senior secured debt repayments totaled approximately $41.4 million.

         In March 2002, the Company received a waiver of a specific technical provision of the senior secured debt agreement which would have otherwise required the Company to prepay approximately $20 million of this facility.

         On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company provided a revised 2002 business plan to the Administrative Agent, met with the lenders to discuss the Company's business and assisted a consultant, chosen by the Administrative Agent and at the Company's expense, in reviewing the Company's business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. (the "Investors") entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase, on a subordinated basis, a participation of $10 million of the Company's outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued was subject to adjustment by the Special Committee of the Board of Directors and will not exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and additional financing described below. In August 2002, the Special Committee of the Board of Directors reduced the number of warrants from 718,230 to 300,000, and as a result, the Company recorded a reduction of expense in the third quarter of approximately $2.5 million.

         On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the "Notes") from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which was recorded as additional debt discount in the third quarter, and is being amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated.

         The remaining $37.6 million of financing was obtained from new term loans under an amendment to the Company's existing credit facility with various lenders. The terms and conditions of this financing are identical to the Tranche B Term Loans under the Company's existing senior credit facility. The supplemental Tranche B loans were purchased at a discount of approximately $2.6 million. The Company received $35.0 million in proceeds from this additional financing on July 2, 2002.

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

         On June 28, 2002, in connection with the amendment to the Company's secured debt agreement and additional financing, the Company's receivables purchase agreement was further amended. This amendment permanently reduced the level of receivables eligible for sale from $42 million to $40 million for the period through July 31, 2002, and further reduced the facility limit to $30 million after July 31, 2002. The amendment also extended the term of the receivables purchase agreement through September 30, 2003.

         The Company continues to be highly leveraged. As of November 5, 2002, the Company had outstanding, approximately $1.1 billion in aggregate principal indebtedness for borrowed money, had approximately $30 million of cash and available borrowing capacity under the revolving credit facility and the accounts receivable sale facility.

         The additional financing obtained by the Company on June 27, 2002 has helped liquidity, which has continued to improve since the end of the third quarter. Management expects the Company's liquidity position to improve by approximately $10 million over current levels by December 31, 2002. In addition, the Company is also actively reviewing a number of possibilities to provide additional liquidity and reduce the Company's leverage, both in the short-term and in the long-term. These possibilities include but are not limited to the sale of certain assets or businesses. The Company has hired Merrill Lynch & Co. and J.P. Morgan Securities Inc. to assist it in reviewing strategic alternatives. The Company is also attempting to actively reduce controllable expenditures that are not expected to have major impacts on the business. The Company's liquidity has not led to significant disruptions in its ability to obtain necessary raw materials from its vendors.

Interest Rate Agreements

         At September 30, 2002, the Company was party to two interest rate swap and collar agreements. On July 1, 2002, the Company's fixed to floating interest rate collar agreement with a notional principal amount of $200.0 million expired. Risks associated with the interest rate swap and collar agreements include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company's debt financing portfolio has not changed significantly since December 31, 2001, the risks associated with fluctuations in market interest rates have not changed significantly in 2002.

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

ITEM 4:  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act 13a-14(c) and 15d-14(c). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

PART II--OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     The Company is a defendant in an action filed by a former employee in the
U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff's federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has sought to add a claim for breach of fiduciary duty. The case is set for trial in February 2003. The Company intends to defend the claims vigorously.

     The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:



           See Exhibit Index.



(b) Reports on Form 8-K during the quarter ended September 30, 2002:


    August 13, 2002      Certification required pursuant to 18 U.S.C. Section
                         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Quarterly Report on Form 10-Q filed by the Company on August 13, 2002.


    August 29, 2002      Press release dated August 28, 2002 announcing that
                         Dale F. Morrison would become the Company's Chairman and Chief Executive Officer, effective immediately, and that James T. Smith, the Company's former Chairman and
                         Chief Executive Officer had resigned.


    September 9, 2002    Press release dated September 6, 2002 announcing that
                         the Company has made the final distribution of common stock to members of the shareholder class under terms of the March 2001 shareholder-settlement agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AURORA FOODS INC.

                                         By:   /s/ Dale F. Morrison
                                               --------------------

                                               Dale F. Morrison
                                               Chairman of the Board,
                                               President and
                                               Chief Executive Officer


                                         By:   /s/ William R. McManaman
                                               ------------------------

                                               William R. McManaman
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

Date: November 13, 2002

                                  CERTIFICATION

I, Dale F. Morrison, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Aurora Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002                      By:   /s/ Dale F. Morrison
                                                        --------------------

                                                        Dale F. Morrison
                                                        Chairman of the Board,
                                                        President and
                                                        Chief Executive Officer

                                  CERTIFICATION

I, William R. McManaman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Aurora Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002               By:  /s/ William R. McManaman
                                                ------------------------

                                                William R. McManaman
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number     Exhibit
------     -------

4.1 Warrant Issuance Agreement dated as of May 1, 2002, among Aurora Foods Inc. and the parties listed therein, as Warrantholders, with amended Exhibit A, effective as of October 7, 2002.

10.1 Consent and Waiver, dated as of July 26, 2002, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent.

10.2       Executive Long Term Incentive Plan, dated as of January 1, 2002.

10.3 Amendment dated August 14, 2002 to Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation (Confidential treatment for a portion of this document has been requested by Aurora Foods Inc. The location of the omissions is denoted as follows: "...".).