Form 10-K
period 2002-12-31
AURORA FOODS INC /DE/
filed 2003-03-26
CIK 1060024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 001-14255

AURORA FOODS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3303521
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

11432 Lackland Road, St. Louis, MO 63146

(Address of Principal Executive Office, Including Zip Code)

(314) 801-2300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, based upon the closing price of the Common Stock as reported on the New York Stock Exchange on such date, was approximately $60,019,471.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock as of the latest practicable date.

Shares Outstanding March 17, 2003
Common Stock, $0.01 par value	77,155,022

Documents incorporated by reference:

Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference in Parts II and III.

PART I

ITEM 1:    BUSINESS

Aurora Foods Inc. (the “Company”) is a leading producer and marketer of premium branded food products including Duncan Hines® baking mix products, Lender’s® bagel products, Mrs. Butterworth’s® and Log Cabin® syrup products, Van de Kamp’s® and Mrs. Paul’s® frozen seafood products, Aunt Jemima® frozen breakfast products, Celeste® frozen pizza and Chef’s Choice® frozen skillet meals. The Company’s brands are among the most widely recognized food brands in the United States and have leading market positions. The Company groups its brands into three operating segments: retail, food service and other distribution channels.

Significant Events

2002 Performance

The Company’s poor operating performance for 2002 resulted in approximately $50 million less cash generation than in the prior year. Both net sales and gross profit were approximately $70 million less than the prior year due primarily to unfavorable product mix and higher trade promotions costs. The Company’s liquidity was limited, and during the second quarter the Company secured commitments for approximately $63 million of additional financing. As a result of its performance, the Company was in violation of its bank loan covenants several times during 2002, and under the amendments negotiated with its lenders to achieve compliance, the Company agreed to new terms and conditions. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 to the financial statements included in this Form 10-K.

Divestiture Activities

As part of the agreements to obtain additional financing in 2002 and to amend the provisions of the Company’s senior debt facilities during 2002 and early 2003, the Company has agreed to make repayments of a portion of its outstanding senior secured borrowings from the net cash proceeds received from sales of assets or businesses owned by the Company. Required repayments from sales of assets or businesses are $100 million by June 30, 2003, an additional $125 million by September 30, 2003, and an additional $100 million by March 31, 2004. Failure to meet the required repayments of senior secured debt would result in significant cash and interest rate penalties for the Company.

During 2002, the Company engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. as joint financial advisors to assist it in reviewing a range of strategic alternatives, including the sale of one or more of the Company’s lines of business, with the net cash proceeds from any such sale being used to repay senior secured debt. J.P. Morgan Securities Inc. is an affiliate of JP Morgan Chase Bank, Administrative Agent and lead Lender under the Company’s senior secured debt agreements. The focus of the divestiture process has been on the Company’s frozen foods businesses, including Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfast, Celeste frozen pizza and Chef’s Choice frozen skillet meals. The divestiture process is proceeding according to plan. The Company is in the process of receiving and evaluating final bids for the various frozen foods businesses, and expects to complete one or more asset sales in the near future.

Due to the uncertainty inherent in the divestiture process, the Company cannot assure that it will be able to reach final agreements to sell one or more of its lines of business, nor can it guarantee that cash proceeds from the asset sales, if they were to occur, would be sufficient to meet all required debt repayments. Also see Notes 1 and 9 to the consolidated financial statements included in this Form 10-K.

New York Stock Exchange Listing

The Company has been a public company listed on the New York Stock Exchange since July 1998. The continued listing standards of the New York Stock Exchange provide that a company can be delisted if its average closing stock price is below $1.00 over a consecutive 30 trading day period. On November 15, 2002, the Company received notice from the New York Stock Exchange that the Company’s average closing stock price of its Common Stock was below $1.00 during the preceding consecutive 30 trading day period.

The Board of Directors will be seeking stockholder approval to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock at the Company’s Annual Meeting of Stockholders on May 6, 2003. If the reverse stock split is approved by the stockholders, the Board of Directors may subsequently effect, in its sole discretion, the reverse stock split based upon any of the following ratios: one-for-ten; one-for-fifteen; or one-for-twenty. In addition, the Board of Directors will also have the discretion to determine if and when to effect the reverse stock split and reserves the right to abandon the reverse stock split even if approved by the stockholders. The Company expects that, if stockholders approve and the Board of Directors elects to implement the reverse stock split, the reverse stock split would be consummated within six months of the date of the Annual Meeting. If the Board of Directors determines to implement the reverse stock split, the Company will publicly announce in a press release and post on its website at www.aurorafoods.com which of the approved ratios the Board of Directors has elected to effect prior to the effective date of the reverse stock split.

There can also be no assurance that the Company will continue to meet other quantitative and qualitative continued listing standards of the New York Stock Exchange, including, but not limited to the standard that total stockholders’ equity may not be less than $50 million and total market capitalization may not be less than $50 million over a 30-day trading period. On March 7, 2003, the Company received notice from the New York Stock Exchange that the Company was not in compliance with the stockholders’ equity and market capitalization listing criteria. The Company intends to meet with the Exchange to present its plan for achieving compliance with these listing criteria before March 31, 2003. The Exchange will review the Company’s plan to determine whether to allow the Company to cure these deficiencies in accordance with its plan. Accordingly, even if the Board of Directors effects a reverse stock split to cure the deficiency relating to the market price of the Company’s Common Stock, a failure to meet other continued listing standards may nevertheless result in a delisting of the Company’s Common Stock from the New York Stock Exchange.

Special Committee Investigation; Restatement of Financial Results

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, on February 11, 2000, the Company’s Board of Directors, after discussions with the Company’s auditors, PricewaterhouseCoopers LLP, formed a special committee (the “Special Committee”) to conduct an investigation into the Company’s application of its accounting policies. The Special Committee retained legal counsel, which retained an independent accounting firm to assist in the investigation.

Prior to the issuance of the Company’s financial statements as of and for the year ended December 31, 1999, it was determined that the results reported in the Company’s Form 10-K as of and for the year ended December 31, 1998 as well as the unaudited interim results reported in the Company’s Forms 10-Q as of and for the periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were misstated. Upon further investigation, it was determined that liabilities that existed for certain trade promotion and marketing activities and other expenses (primarily sales returns and allowances, distribution and consumer marketing) were not properly recognized as liabilities and that certain assets were overstated (primarily accounts receivable, inventories and fixed assets). In addition, certain activities were improperly recognized as sales. As a result, the financial statements as of and for the year ended December 31, 1998 as well as the unaudited quarterly financial data as of and for the interim periods ended September 30, 1998, March 31, 1999, June 30, 1999 and September 30, 1999 were restated. See “Item 3: Legal Proceedings.”

Management Changes

On February 17, 2000 the following members of senior management resigned: Ian R. Wilson, Chairman and Chief Executive Officer, James B. Ardrey, Vice Chairman, Ray Chung, Executive Vice President and M. Laurie

Cummings, Chief Financial Officer. Mr. Wilson and Mr. Ardrey also resigned from the Board of Directors. The Board appointed Richard C. Dresdale, President of Fenway Partners, Inc. as Chairman of the Board, David E. De Leeuw, Managing Director of McCown De Leeuw & Co., Inc., as Vice Chairman, Peter Lamm, Chairman and Chief Executive Officer of Fenway Partners, Inc. as acting President and Chief Executive Officer and Andrea Geisser, Managing Director of Fenway Partners, Inc. as acting Vice President—Finance, acting Treasurer and acting Secretary, effective February 18, 2000.

On April 3, 2000, the Company announced that it had hired James T. Smith as President and Chief Executive Officer of the Company, and Christopher T. Sortwell as Executive Vice President and Chief Financial Officer. Mr. Smith and Mr. Sortwell were also elected to the Board of Directors of the Company.

On March 20, 2002, the Company announced that it had hired William R. McManaman as Executive Vice President and Chief Financial Officer of the Company, succeeding Mr. Sortwell, who resigned his position with the Company. Mr. Sortwell also resigned from the Board of Directors.

On August 28, 2002, the Company announced that Dale F. Morrison, a member of the Company’s Board of Directors, was named Chairman and interim Chief Executive Officer of the Company, succeeding Mr. Smith, who resigned his position with the Company. Mr. Smith also resigned from the Board of Directors. Mr. Morrison is also Chief Executive Officer of Fenway Partners Resources, Inc., an affiliate of Fenway Partners Capital Fund, L.P. and Fenway Partners Capital Fund II, L.P., which are shareholders of the Company. See Note 20 to the financial statements included in this Form 10-K.

On October 9, 2002, the Company announced that it had hired William Parker as Senior Vice President of Sales for the Company. In January 2003, Mr. Parker resigned his position with the Company.

On October 21, 2002, the Company announced that it had hired Eric Brenk as Senior Vice President of Operations for the Company.

See “Directors and Executive Officers of the Company” in the Aurora Foods Inc. Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders.

Headquarters

In February 2000, the Company relocated its corporate headquarters from San Francisco, California to the then frozen food division corporate office in St. Louis, Missouri. During the third quarter of 2000, the Company closed its office in Columbus, Ohio and consolidated its administrative offices and functions in St. Louis, Missouri. During the third quarter of 2001, the Company relocated its corporate offices to 11432 Lackland Road, St. Louis, Missouri, 63146 in order to provide office space for its expanded St. Louis operations. In addition, the Company leased dedicated space for its product development center in an adjacent building. Both facilities were leased for a period of ten years.

Products and Markets

The Company has acquired premium, well recognized brands with strong brand equity that had been under-marketed and under-managed non-core businesses to their previous corporate parents. The Company’s objective has been to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they had lacked. Each of the Company’s brands is a leading brand with significant market share and strong consumer awareness. The Company sells its products nationwide to supermarkets and other retail channels. The Company sells its products through food brokers to wholesale and retail grocery accounts. The products are distributed either directly to the customer or through independent wholesalers and distributors. The Company also sells its products in the club store, private label, military, and foodservice distribution channels. Foodservice customers include restaurant chains, business/industry, and schools.

As supplemental information to the Company’s segment information, the Company’s net sales are generated from the following product lines across all of its operating segments (in thousands):

	Years Ended December 31,
	2002(1)	2001	2000
Net sales:
Baking mixes and frostings	$234,489	$224,518	$192,962
Seafood	129,170	172,000	168,784
Syrup and mixes	116,765	123,453	119,010
Breakfast products	106,732	99,414	96,252
Bagels	98,417	117,468	136,540
All other	86,296	105,288	107,466

	$771,869	$842,141	$821,014

(1) The 2002 net sales by product line includes an allocation of $17.7 million in net sales adjustments, principally for trade promotion costs, recorded in the first quarter of 2002. The trade promotion adjustments were a result of updated evaluations of the Company’s reserves and assumptions for such costs. The allocation of these items to product lines was completed using ratable allocations based on historical trade promotion levels.

References to market, category and segment sales, market share percentages and market positions reflect U.S. retail supermarket sales dollars for the 52-week period ended December 29, 2002, as gathered by Information Resources Incorporated (“IRI”). It should be noted that beginning in 2001, this IRI information no longer includes sales by Wal-Mart and its affiliates who accounted for approximately 18% and 14% of the Company’s net sales in 2002 and 2001, respectively.

The Company’s branded products are sold under the following tradenames:

Duncan Hines

The Duncan Hines brand was introduced in 1956. The Duncan Hines line consists of cake mix, ready-to-serve frosting, brownie mix, muffin mix and cookie mix. Duncan Hines is the #2 ranked brand with a 19.6% share of the $1.3 billion baking market. This industry has had an average annual decline of 0.2% over the last five years, and 2002 industry performance was consistent, with a decline of 0.4%. The baking market has recently been characterized by an increasing focus on new product introductions. All of the Company’s Duncan Hines products are produced by contract manufacturers.

The Company positions Duncan Hines as a national premium brand that appeals to the consumer who wants a “quality, good as homemade” baking product. The Company’s strategy for Duncan Hines is to leverage the strength of its leading market position in cake mix (34% market share) to increase its market share in other baking products. The Company plans to accomplish this strategy by introducing new products complementary to Duncan Hines cake mix and expanding its low-cost coordinated consumer marketing efforts with other baking products. In 2002 the Company introduced co-branded Butterfinger® brownie mix along with co-branded M&M® brownie mix. Additionally, the Company launched corn muffin mix and M&M® Fun Frosters. In connection with this strategy, during the past year, Duncan Hines brownie market share grew from 4.1% to 19.9%.

Van de Kamp’s and Mrs. Paul’s

The Company manufactures and markets frozen prepared seafood products under the Van de Kamp’s and Mrs. Paul’s brands, which together hold the #1 market share position (34.7%) of the $622 million frozen prepared seafood market, a market which has grown an average of 0.8% over the last five years. The Company also manufactures and markets frozen prepared seafood products under the Avalon Bay® brand through club store channels. The Van de Kamp’s brand dates back to 1915 and the Mrs. Paul’s franchise began in the mid-1940s. The Company’s frozen prepared seafood product line includes breaded and battered fish sticks and fish fillets, “healthy” breaded fish, grilled fish fillets, breaded shrimp, marinated shrimp, shrimp bowls and specialty seafood items, such as crab cakes and clam strips. The prepared seafood segment consists of “fin products” such as pollock, salmon, haddock and cod, and “non-fin products,” consisting primarily of shrimp. The prepared seafood market has been flat over the last year. In 2002, the fin category, in which the Company is the second largest producer with a 39.6% share, declined 7.5% and the non-fin category, in which it is also the second largest producer with a 23.4% share, grew 23.9%. The Company uses a dual brand strategy to emphasize both the regional strengths of its brands and their respective brand positioning. Van de Kamp’s is the leading brand in the West Central United States and is recognized as a fun, contemporary image that appeals to families with young children by offering larger package sizes. The Company has introduced a newly developed package design to communicate the great taste of Van de Kamp’s. Its strategy on Van de Kamp s is to continue to improve the taste of the product offerings while optimizing its cost structure. In late 2002, the Company introduced into test markets two new Van De Kamp’s items, Mini Fish Sandwiches and Catfish Nuggets. The Mrs. Paul’s brand is stronger in the Northeast and Southeast regions of the United States and is the only major brand to use whole fillets. The Company targets Mrs. Paul’s at smaller families with older children by offering larger portion sizes and a quality message focused on ingredients and preparation. Increasingly, Mrs. Paul’s products are focused on the growing non-fin category. The Company’s strategy for Mrs. Paul’s is to introduce new value-added products that take advantage of the growth in the shrimp area, while expanding brand distribution in geographic areas where the brand has not historically had a strong presence. The Company recently introduced two new Mrs. Paul’s Shrimp Bowls into the large and growing shrimp segment.

Lender’s

Lender’s was founded in 1927 and distributes bagels in all scannable sections of the grocery store: frozen, refrigerated, and the fresh bread aisle, as well as supplying various restaurants via its foodservice operation. Lender’s ranks #2 in scannable bagels, with a 25.4% share of the $612 million scannable bagel market, of which frozen bagels, refrigerated bagels and fresh bagels make up 17%, 12% and 71% of the category, compared to 29%, 9% and 62% four years ago. The scannable bagel market has grown 3.2% in the last five years. Over the past year, frozen, refrigerated and fresh bagel markets have declined 15.3%, 2.8% and 0.3%, respectively. The decline in frozen bagels is driven by consumers replacing some frozen bagel purchases with purchases of other, more innovative frozen breakfast products. As a result, retailers have reduced shelf space and distribution for frozen bagels, further contributing to the decline in the frozen bagel market.

Lender’s bagels are offered in a variety of styles: Lender’s Original, Lender’s Premium Refrigerated Bagel Shop, and Lender’s Fresh Bagel Shop. The Company’s strategy for Lender’s is to stem the decline in frozen bagels, maintain its leading position in refrigerated bagels and to grow its position in fresh bagels. In January 2002, the Company broadened its frozen product line to appeal to more consumers by introducing new New York Style Bagels—for those who crave an authentic New York bagel that is crunchy on the outside and chewy on the inside.

Mrs. Butterworth’s and Log Cabin

The Company’s syrup brands include Log Cabin, Mrs. Butterworth’s and Country Kitchen. The Log Cabin brand was introduced in 1888 and the Mrs. Butterworth’s brand was introduced in 1962. The Company’s syrup line consists of original, lite and sugar free varieties. It also sells pancake mix under the Mrs. Butterworth’s brand, representing approximately 5% of its combined net sales of syrup and mixes. Combined, the Company’s syrup brands have the #1 market share position, with a 23.9% share of the $576 million table syrup industry. This market has historically been characterized by slightly declining consumption and has declined an average of 0.4% over the last five years, although the category increased 1.0% in 2002. The syrup market has been recently characterized by an increasing focus on private label brands, sales of which have increased by 15.5% over the last five years.

The Company positions Log Cabin as the only national branded syrup that contains real maple. Mrs. Butterworth’s, with its grandmother-shaped bottle, is positioned as the buttery-tasting brand that appeals to families with children. The Company’s strategy for syrup is to reduce costs and selectively increase market share in evolving higher-margin sub-segments, such as lite and sugar-free. The Company anticipates significant incremental profitability in the syrup business in 2003 due to a full year of the in-sourcing of syrup production at its St. Elmo, Illinois facility, which began in 2002.

Aunt Jemima

The Company licenses the Aunt Jemima brand from Quaker Oats only for frozen breakfast products. Aunt Jemima was established over a century ago and represents the majority of the Company’s branded frozen breakfast products. The Company offers Aunt Jemima waffles, pancakes and french toast. Aunt Jemima is the #2 ranked brand in frozen breakfast, with a 15.2% share of the $650 million frozen breakfast market. Due to a shift toward alternative breakfast products, this market has declined an average of 1.4% over the last five years, although the category has seen a resurgence in 2002, growing at 3.9%. The frozen breakfast market has been recently characterized by an increasing focus on new product innovation.

Aunt Jemima is positioned as a high-quality, value-priced frozen breakfast brand that appeals to families with children. The Company’s strategy for Aunt Jemima is to leverage its household penetration in waffles (the largest product category in the frozen breakfast market), in which the Company has a #3 market position, by increasing distribution and coordinating marketing efforts of its complementary products, such as french toast and pancakes, where the Company holds the #1 market positions.

Celeste

The Company produces and markets frozen pizza under the Celeste brand, which dates back to the 1930s. The Company offers Mama Celeste’s Pizza for One single-serve pizzas, original, traditional pizzas as well as a fresh baked rising crust pizza. While the Company estimates that Celeste is the #9 pizza brand nationally, with a 2.9% share of the $2.8 billion frozen pizza category, it has a strong regional position as the #1 single-serve pizza in the Northeast and in other select markets. The microwavable Celeste Pizza for One single-serve pizza appeals to consumers seeking convenience and homemade taste. The frozen pizza market, which has grown at an average of 7.3% over the last five years, grew 6.6% in 2002 due to the wide variety of new product offerings.

Celeste is positioned as a homemade, authentic Italian meal in the traditional sense of value: a convenient quality product at an affordable price. The Company’s strategy for Celeste is to capitalize on the strong equity and tradition of the brand to maintain its leadership in single-serve pizzas in the markets in which it competes, to opportunistically expand its geographic distribution and to reduce costs. The Company has recently decreased its focus on larger pizzas to concentrate on its core strength in single-serve pizzas.

Chef’s Choice

The Company sells skillet meals under the Chef’s Choice brand. Skillet meals are complete entrees in a single package that can be cooked in a skillet in less than fifteen minutes. Established in the early 1990s, Chef’s Choice introduced the first premium frozen skillet meal to address consumer demand for great tasting, restaurant-quality meals that are easy to prepare. The Company currently offers fifteen flavor varieties ranging from Asian stir-fry to Italian pastas and featuring shrimp, chicken or beef. Chef’s Choice is the #4 brand with an 11.7% share of the $350 million frozen skillet meals industry. This relatively new market, which has grown an average of 65.4% over the last five years, decreased 22.1% in 2002 due largely to the continued proliferation of other frozen food product options, and the introduction of refrigerated and shelf stable all-in-one meals.

The Company’s Chef’s Choice products are premium meals that include more protein and higher quality ingredients than other competitors’ offerings. Its strategy with Chef’s Choice is to expand the top selling shrimp and chicken meals geographically to increase the Company’s national presence. The Company also seeks to optimize its product offering and manufacturing processes to decrease costs, while maintaining its position as the leader in product quality. In 2002, the Company introduced two new items, Jambalaya and Sausage, Egg & Potato, in an effort to address consumer demand for variety.

Industry

The U.S. food industry is relatively stable with growth driven primarily by modest population increases and new products. Over the last ten years, food companies have been divesting non-core business lines and making strategic acquisitions.

Increasingly, consumers want great tasting, nutritious food that is convenient to prepare and can be served as a meal occasion. The Company believes its brands to be premium tasting products in their various segments and categories. The Company targets consumers between the ages of 25 and 54, and particularly households with children. There are approximately 41 million children between the ages of 5 and 14, which represent a growing target market for the Company.

The Company competes in several categories of the retail food industry and in the food service, club, military and private label distribution channels. The Company has been expanding its presence in foodservice and club channels, which the Company believes offer further growth opportunities.

Financial Information About Industry Segments

See “Item 15(a) 1. Consolidated Financial Statements of the Company” incorporated herein by reference.

Trademarks

The Company’s principal trademarks are Duncan Hines®, Lender’s®, Log Cabin®, Mrs. Butterworth’s®, Van de Kamp’s®, Mrs. Paul’s®, Aunt Jemima®, Celeste®, and Chef’s Choice®. The trademarks are important to the maintenance of the Company’s brands. The Company licenses, for use on frozen breakfast products, the Aunt Jemima® trademark pursuant to a perpetual, royalty-free, license agreement with The Quaker Oats Company (“Quaker Oats”). The license agreement requires the Company to obtain the approval of Quaker Oats for any material change to any labels, packaging, advertising, and promotional materials bearing the Aunt trademark. Quaker Oats can only withhold approval if such proposed use violates the terms of the license agreement. The Company also licenses the Chef’s Choice® trademark pursuant to a perpetual, royalty free license agreement with Perdue Holdings, Inc. The registrations for the Company’s trademarks expire from time to time and the Company renews them in the ordinary course of business prior to the expiration dates.

Competition

The food industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on brand recognition and loyalty, price, quality and convenience. The Company competes with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. A number of these competitors have broader product lines, substantially greater financial and other resources available to them, lower per unit financing costs and/or longer operating histories.

Production

The Company produces its Van de Kamp’s and Mrs. Paul’s frozen seafood products primarily at its Erie, Pennsylvania, and Jackson, Tennessee manufacturing facilities. The Company produces its Aunt Jemima frozen breakfast products at its Jackson, Tennessee and Erie, Pennsylvania facilities and its Celeste frozen pizza products at the Jackson, Tennessee facility. The Company produces its Lender’s frozen, refrigerated and fresh bagel products at its Mattoon, Illinois facility. The Company’s Chef’s Choice products have been packaged at the Yuba City, California facility, however production will be relocated to contract manufacturers with the scheduled closure of Yuba City in early 2003. Log Cabin and Mrs. Butterworth’s syrup are now primarily manufactured at the Company’s St. Elmo, Illinois facility. Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting products are produced by contract manufacturers pursuant to co-pack agreements. All of the Company’s cake mixes, brownie mixes, specialty mixes and frosting production equipment including co-milling, blending and packaging equipment is located at the contract manufacturers’ facilities. These Duncan Hines agreements currently expire in 2003 and contain automatic renewal provisions for one year unless cancelled by either party. It is the Company’s intention to maintain long-term relationships with contract manufacturer partners.

Quality Control

Quality control processes at the Company’s principal manufacturing facilities and at the production facilities where the Company’s products are contract manufactured emphasize applied research and technical services directed at product improvement.

The Company’s products and the facilities where the products are manufactured are also subject to various laws and regulations administered by the Federal Food and Drug Administration, the United States Department of Agriculture, and other federal, state, and local governmental agencies relating to the quality of products, safety and sanitation. The Company believes that it complies with such laws and regulations in all material respects.

Customers

Sales of the Company’s products to Wal-Mart and affiliates approximated 18% and 14% of total net sales in 2002 and 2001, respectively. Sales to the Company’s largest 10 and largest 20 customers were approximately 52% and 68%, respectively, of total sales in 2002, and 50% and 64%, respectively, of total sales in 2001. The Company believes that its concentration of business with its largest customers is representative of the food industry. The loss of the Company’s largest customer would have a significant impact on the Company’s business. The specific timing of significant customers’ merchandising activities for the Company’s products can impact quarterly sales and operating results when comparing from year to year.

Seasonality

The Company experiences some seasonality in its businesses primarily due to increased demand for its seafood products during Lent and to increased demand for its Duncan Hines products during the Thanksgiving, Christmas and Easter holiday baking seasons. As a result, the first and fourth quarters generally experience higher levels of sales. There are no material backlogs of orders from customers.

Raw Materials and Supplies

The principal raw materials used by the Company are corn syrup, flour, sugar, fish, shrimp, eggs, cheese, vegetable oils, shortening and other agricultural products. The Company also uses significant quantities of corrugated, fiberboard and plastic packaging materials. All such materials and supplies are available from numerous independent suppliers. The procurement process is managed by purchasing the necessary raw materials directly from various suppliers. The Company’s objective is to meet both the Company’s production needs and its quality standards, while achieving the lowest aggregate cost to the Company. The Company also procures ingredients through its contract manufacturer partners. Current market prices for certain raw material commodities and fuel costs are higher than recent historical levels, which will impact the Company’s operating results in 2003.

Research and Development

The Company maintains its research and development department in St. Louis, Missouri. This department substantially expanded in 2001 and is responsible for all of the food research and product development for the Company. The Company uses food technology consultants where appropriate. The Company’s research and development resources are focused on new product development, existing product enhancement, and cost optimization. Exploratory research is conducted in new business areas to assure a continuous pipeline of new and improved products. Cost optimization is accomplished through improvements in formulation, manufacturing process, and packaging.

Employees

As of December 31, 2002, the Company had approximately 1,650 employees. There are no employees covered by a collective bargaining agreement. Management of the Company believes it generally has good relations with its employees and has not experienced any work stoppages or strikes.

Business History

The Company was incorporated in Delaware on June 19, 1998, as the successor to Aurora Foods Holdings Inc. (“Holdings”) and its subsidiary, AurFoods Operating Co., Inc. (formerly known as Aurora Foods Inc.) (“AurFoods”), both of which were incorporated in Delaware in December 1996. AurFoods was wholly-owned by Holdings, which in turn was wholly-owned by MBW Investors LLC (“MBW LLC”). AurFoods was formed for the purpose of acquiring the Mrs. Butterworth’s syrup business (“MBW”) from Conopco, Inc., a subsidiary of Unilever United States, Inc. (“Conopco” or the “Predecessor”). AurFoods subsequently acquired the Log Cabin syrup business (“LC”) from Kraft Foods, Inc. (“Kraft”) in July 1997 and the Duncan Hines baking mix business (“DH”) from The Procter & Gamble Company (“P&G”) in January 1998.

Van de Kamp’s, Inc. (“VDK”) was a wholly-owned subsidiary of VDK Holdings, Inc., a Delaware corporation (“VDK Holdings”), and was incorporated in Delaware in July 1995 for the purpose of acquiring the Van de Kamp’s frozen seafood business and the frozen dessert business (subsequently sold) from The Pillsbury Company in September 1995. VDK then acquired the Mrs. Paul’s frozen seafood business from the Campbell Soup Company in May 1996 and the Aunt Jemima frozen breakfast and Celeste frozen pizza businesses from Quaker Oats in July 1996. VDK Holdings was wholly-owned by VDK Foods LLC (“VDK LLC”). On April 8, 1998, MBW LLC and VDK LLC formed Aurora/VDK LLC (“New LLC”). MBW LLC contributed all of the capital stock of Holdings and VDK LLC contributed all of the capital stock of VDK Holdings to New LLC (the “Contribution”).

On July 1, 1998, Holdings, AurFoods, VDK Holdings and VDK merged with and into the Company, and the Company consummated an initial public offering of 12,909,372 shares of its Common Stock (the “IPO”). Concurrently with the IPO, New LLC also sold 1,590,628 shares of the Company’s Common Stock to the public at a price of $21.00 per share. The sale of stock by New LLC and the IPO are together herein referred to as the “Equity Offerings.” Also, concurrently with the IPO, the Company issued $200.0 million aggregate principal amount of 8.75% senior subordinated notes due 2008 (the “New Notes”) and borrowed $225.0 million of senior secured term debt and $99.0 million out of a total of $175.0 million of available senior secured revolving debt.

On April 1, 1999, the Company acquired 100% of the stock in Sea Coast Foods, Inc. (“Sea Coast”), from Galando Investment Limited Partnership, Carey-On Limited Partnership, Joseph A. Galando, Barbara J. Galando, Stanley J. Carey and Mary K. Carey. Sea Coast markets the line of Chef’s Choice frozen skillet meals.

On November 1, 1999, the Company acquired all the assets and certain liabilities of the Lender’s Bagel business (“Lender’s”) from The Eggo Company, a subsidiary of the Kellogg Company (“Kellogg’s”).

ITEM 2:    PROPERTIES

The Company owns five and operates four manufacturing facilities and leases facilities for its corporate office and product development center, described in the following table. The Company’s corporate offices are at

11432 Lackland Road, St. Louis, Missouri, 63146. The Company also leases office space in Columbus, Ohio, pursuant to a lease which expires in 2004. Subsequent to consolidating its administrative functions in 2000, the Company has sublet this space.

Location	Principal Use	Approximate Square Footage	Owned/Leased
Jackson, TN	Frozen breakfast, frozen pizza and selected seafood production	302,000	Owned

Erie, PA	Frozen seafood production	116,000	Owned

Yuba City, CA	Frozen seafood production—closed	56,000	Owned

Mattoon, IL	Frozen, refrigerated and fresh bagel production	215,000	Owned

St. Elmo, IL	Syrup production and warehouse distribution	250,000	Owned

St. Louis, MO	Corporate office	62,000	Leased through 2011

St. Louis, MO	Product Development Center	39,000	Leased through 2011

The Company is currently seeking to sell the facility in Yuba City, California. All of the Company’s equipment, which is located at its facilities as well as the facilities of certain of its contract manufacturing partners, is generally in good physical condition, well maintained and suitable for the manufacture of the particular product line for which it is used. The Company’s equipment generally operates with some available capacity. All of the Company’s Duncan Hines products are produced at facilities of contract manufacturing partners.

ITEM 3:    LEGAL PROCEEDINGS

During 2000, the Company was served with eighteen complaints in purported class action lawsuits filed in the U.S. District Court for the Northern District of California. The complaints received by the Company alleged that, among other things, as a result of accounting irregularities, the Company’s previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions (the “Securities Actions”) alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Securities Actions complaints sought damages in unspecified amounts. These Securities Actions purported to be brought on behalf of purchasers of the Company’s securities during various periods, all of which fell between October 28, 1998 and April 2, 2000.

On April 14, 2000, certain of the Company’s current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company’s restatement of its financial statements. The case was then removed to federal court in San Francisco.

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

Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and 3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company’s insurance in the fourth quarter of 2001. Members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. On September 6, 2002, the Company distributed 5,319,149 shares of common stock to the settlement class as settlement for the remaining $7.5 million of the common stock portion of the settlement, following completion of the claims processing by the third-party claims administrator appointed by the court. This distribution was comprised of the remaining 2,586,041 shares held in treasury that had been received from former management, and 2,733,108 additional shares issued by the Company. This distribution, in conjunction with the distribution of 465,342 shares in May 2001, finalized the Company’s obligations under the shareholder settlement agreement. In addition, the Company has agreed to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of the Company’s finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

The staff of the Securities and Exchange Commission (the “SEC”) and the United States Attorney for the Southern District of New York (the “U.S. Attorney”) also initiated investigations relating to the events that resulted in the restatement of the Company’s financial statements for prior periods (“Prior Events”). The SEC and the U.S. Attorney requested that the Company provide certain documents relating to the Company’s historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company’s former officers and employees, correspondence with the Company’s auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. Each of the individuals indicted pled guilty to the charges against them. The U.S. Attorney did not bring charges against the Company.

In a cooperation agreement with the U.S. Attorney, the Company confirmed that it would implement an extensive compliance program, which includes an internal audit function, a corporate code of conduct, a comprehensive policies and procedures manual, employee training and education on policies and procedures and adequate disciplinary mechanisms for violations of policies and procedures.

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

The Company is a defendant in an action filed by a former employee in the U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff’s federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has added a claim for breach of fiduciary duty. The case is set for trial in September 2003. The Company intends to defend the claims vigorously.

The Company is also subject to litigation in the ordinary course of business.

In the opinion of management, it is remote that the ultimate outcome of any existing litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

Information regarding executive officers is contained in Item 10 of Part III of this Report (General Instruction G) and is incorporated herein by reference.

PART II

ITEM 5:    MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange under the symbol AOR. The table below states the high and low closing prices by quarter on the New York Stock Exchange during the years ended December 31, 2001 and 2002:

2001	High	Low
January 1—March 31	$6.90	$2.50
April 1—June 30	$6.67	$4.72
July 1—September 30	$5.54	$3.64
October 1—December 31	$5.39	$3.40

2002	High	Low
January 1—March 31	$5.18	$4.04
April 1—June 30	$6.25	$1.15
July 1—September 30	$1.68	$0.64
October 1—December 31	$1.34	$0.26

As of March 17, 2003, there were approximately 1,380 holders of record of the Company’s common stock. The Company has not paid any cash dividends since its inception. The terms of the Senior Bank Facilities restrict the Company’s ability to declare dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 9 to the Company’s consolidated financial statements. See “Item 1. Significant Events” concerning the Company’s continued listing on the New York Stock Exchange.

The information appearing under “Amend the 2000 Equity Incentive Plan—Equity Compensation Plan Information” in the Company’s Notice of Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), is incorporated herein by reference.

ITEM 6:    SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-K. The comparability of the selected financial data presented below is significantly affected by changes of accounting methods in 2000 and 2002, the merger of VDK with the Company and by the acquisitions and related financings completed by the Company during its history. See “Business—Business History,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2002	2001	2000	1999	1998(1)
	(in thousands, except per share data)
Net sales	$771,869	$842,141	$821,014	$726,092	$560,078
Gross profit	277,426	347,443	332,429	301,156	241,143
Operating income (loss)	(54,988)	92,852	24,965	64,061	6,492
Net loss before cumulative effect of change in accounting and extraordinary loss	(315,771)	(17,579)	(56,091)	(4,449)	(59,918)
Net loss …	(483,150)	(17,579)	(68,252)	(4,449)	(69,129)
Total assets	1,251,422	1,723,040	1,794,286	1,851,116	1,448,442
Total debt	1,086,639	1,041,901	1,105,428	1,079,220	708,092
Basic and diluted loss per share available to common stockholders:
Before cumulative effect of change in accounting and extraordinary loss	$(4.31)	$(0.26)	$(0.81)	$(0.07)	$(1.12)
Net loss per share available to common stockholders	(6.59)	(0.26)	(0.99)	(0.07)	(1.29)

(1)	As restated. See “Item 1. Significant Events and Item 3. Legal Proceedings.”

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                    RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the historical financial information included in the financial statements and notes thereto. Unless otherwise noted, fiscal years in this discussion refer to the Company’s December-ending fiscal years.

Critical Accounting Policies and Estimates

The accounting policies utilized by the Company in the preparation of the consolidated financial statements reflecting its financial position and results of operations necessarily require management to make estimates and use assumptions that affect the reported amounts in these financial statements and as a result they are subject to an inherent degree of uncertainty. Actual amounts may differ from those estimates under different assumptions or conditions and as additional information becomes available in future periods. The Company’s accounting policies are in accordance with U.S. generally accepted accounting principles (GAAP). The most significant accounting policies that involve a higher degree of judgment and complexity and that management believes are important to a more complete understanding of its financial position and results of operations are outlined below. Additional accounting policies that are also used in the preparation of the Company’s financial statements are outlined in the notes to the Company’s consolidated financial statements included in this Form 10-K.

Customer returns, allowances and trade promotional costs.    Trade promotions and allowances represent significant expenditures for the Company and are critical to the support of the Company’s business. Allowances and promotional expenses are given to customers to promote the sale of the Company’s products. Such costs include, for example, amounts paid to obtain favorable display positions in retailers’ stores, amounts paid to incent retailers to offer temporary price reductions in the sale of the Company’s products to consumers and amounts paid to customers for shelf space in retail stores (slotting fees). The total of all returns, allowances, price discounts and trade promotions (included in net sales) recorded during 2002 was approximately $324 million, compared to $307 million during 2001. These expenses have been reflected as a reduction of net sales in accordance with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Amounts for customer returns, allowances and trade promotion are calculated, using estimated performance for specific events and recorded when the product is sold or in the period during which the promotions occur, depending on the nature of the allowance and event. Settlement of these liabilities typically occurs in subsequent periods through payment to a customer or deduction taken by a customer from amounts otherwise due to the Company. As a result, the amounts are dependent on the relative success of the events and the actions and level of deductions taken by our customers for amounts they determine are due to them. Final resolution of amounts appropriately deducted by customers may take extended periods of time.

Consumer coupons.    Costs associated with the redemption of consumer coupons are recorded at the later of the time coupons are circulated or the related products are sold by the Company, and are reflected as a reduction of net sales. The total cost for redemption of consumer coupons was approximately $11.2 million in 2002, compared to approximately $14.2 million in 2001. The Company’s liability for coupon redemption costs at the end of a period is based upon redemption estimates using historical trends experienced by the Company. Costs associated with the production and insertion of the Company’s consumer coupons are recorded as a component of consumer promotion expense.

Inventories are valued at the lower of cost or market value and have been reduced by an estimated allowance for excess, obsolete and unsaleable inventories. The estimate is based on managements’ review of inventories on hand and its age, compared to estimated future usage and sales.

Goodwill, intangible and other long-lived assets.    Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles. The Company performs annual impairment tests for these assets as well as interim impairment tests in the event of certain triggering events. At the adoption of FAS 142 on January 1, 2002, the Company determined that, in addition to goodwill, the Company’s tradenames are also indefinite-lived assets. The remaining intangible assets consisting primarily of formulas and recipes, and customer lists are classified as finite-lived assets and are being amortized over their remaining useful lives. The Company periodically assesses the net realizable value of its other noncurrent assets, including property, plant and equipment, and recognizes an impairment if the recorded value of these assets exceeds the undiscounted cash flows expected in future periods.

Derivative financial instruments have been used by the Company, as required by its senior secured debt agreement, to limit its exposure to significant increases in interest rates. The fair value of these derivatives, representing a liability to the Company of $15.8 million, based on price quotations from JPMorgan Chase Bank, the counterparty to the arrangements, has been reflected as a liability in the Company’s balance sheet as of December 31, 2002. Changes in interest rates subsequent to December 31, 2002 will impact the recorded amounts of liability and expense in future periods and will also impact the amount of this liability which will ultimately be required to be paid in cash.

Deferred tax assets have been recorded by the Company in prior periods, a significant portion of which represented net operating loss carryforwards and the tax benefits recorded on adoption of FAS 142. As of December 31, 2002, management determined that it was no longer more likely than not that the Company would be able to realize its deferred tax assets. This conclusion was reached after consideration of the expected changes and results arising from the Company’s divestiture process and projections of taxable income in future periods. Consequently, the Company recorded a valuation allowance to fully reserve the Company’s net deferred tax assets.

Revenue recognition.    Revenue is recognized upon shipment of product and transfer of title to customers.

Accounting Changes

Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This consensus had the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as an expense in the Statement of Operations for the year ended December 31, 2000.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative adjustment from adoption, net of tax, of $2,277,000 in Other Comprehensive Loss. See Note 16 to the consolidated financial statements included in this Form 10-K.

Effective January 1, 2002, the Company adopted the consensus reached in EITF 00-25 and 01-09, which required that certain items, which had been classified as trade promotions expense in prior years, be reclassified as reductions of net sales. Adoption of the consensus had no impact on cash flow or the reported amounts of operating income for any period. Following this change, all payments made by the Company to direct and indirect customers to promote and facilitate the sale of the Company’s products are reflected as reductions of net sales. Prior year amounts in the accompanying statement of operations have been reclassified to conform with this new presentation.

	Net Sales After Reclassification
	2001	2000
Quarter ending:
March 31	$230,068	$227,607
June 30	181,607	172,915
September 30	200,838	197,541
December 31	229,628	222,951

Calendar Year	$842,141	$821,014

On January 1, 2002, the Company adopted FAS 142. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method.

During the first quarter of 2002, the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company’s tradenames. Amortization of the tradenames ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the tradenames based on valuations performed by outside parties using the excess earnings approach. The fair value of all tradenames exceeded their net carrying value except for the Lender’s and Celeste tradenames. The net carrying value for these two tradenames was in excess of their fair value by $155.6 million, which was recorded, net of tax of $60.7 million, as a cumulative effect of a change in accounting principle.

The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, to the recorded book value of the reporting unit. If the book value of the reporting unit exceeds the fair value of the reporting unit, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the “residual”) to the book value of goodwill. Where the residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the residual is required.

Results of the first step of the Company’s impairment test of goodwill, completed during the second quarter of 2002, indicated goodwill impairment in two of the Company’s reporting units. Independent valuations using the discounted cash flow and market comparable approaches indicated the fair value of each reporting unit exceeded the book value for each reporting unit except for the Company’s seafood and Chef’s Choice businesses, primarily in the retail segment, due principally to changes in business conditions and performance relative to expectations at the time of acquisition. Based on the results of the first step, the Company recorded an estimated goodwill impairment charge, as of January 1, 2002, for the seafood and Chef’s Choice reporting units, in the statement of operations as a cumulative effect of a change in accounting principle. The results from the first quarter of 2002 were restated in the second quarter to reflect this estimated charge.

The Company completed the second step of its goodwill impairment test for the seafood and Chef’s Choice reporting units during the fourth quarter of 2002. The results of the second step indicated that the book value of goodwill for the seafood and Chef’s Choice reporting units, as of January 1, 2002, exceeded the fair value of those two reporting units, less the fair value of all identifiable net assets, by $94.1 million. Consequently, the Company has recorded an additional charge in the statement of operations as a cumulative effect of a change in accounting principle. The final goodwill impairment charge of $94.1 million, net of tax of $21.6 million, has been recorded in the statement of operations as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The results from the first quarter of 2002, previously restated in the Company’s  Form 10-Q for the second quarter, are further restated below to reflect the final goodwill impairment charge associated with the adoption of FAS 142.

The adoption of FAS 142 resulted in total impairment charges to goodwill and tradenames of $249.6 million, which has been recorded, net of tax of $82.3 million, as a cumulative effect of a change in accounting principle, effective as of January 1, 2002.

The following table summarizes the restated results for the quarter ended March 31, 2002 (in thousands except per share amounts):

	As Reported	As Restated
Net loss:
Net loss before cumulative effect of change in accounting principle	$(12,924)	$(12,924)
Cumulative effect of change in accounting, net of tax	(94,893)	(167,379)

Net loss	(107,817)	(180,303)
Preferred dividends	(331)	(331)

Net loss available to common stockholders	$(108,148)	$(180,634)

Basic and diluted loss per share available to common stockholders:
Loss before cumulative effect of change in accounting	$(0.19)	$(0.19)
Cumulative effect of change in accounting, net of tax	(1.32)	(2.33)

Net loss available to common stockholders	$(1.51)	$(2.52)

Effective January 1, 2002, with the adoption of FAS 142, the Company reclassified $1.6 million of other intangibles to goodwill to comply with new intangible asset classification guidelines in FAS 142.

The following schedule shows net loss and net loss per share adjusted to exclude the Company’s amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) as if such amortization expense had been discontinued in 2001 and 2000 (in thousands):

	Fiscal year ended December 31,
	2002	2001	2000
Reported net loss available to common stockholders before cumulative effect of change in accounting	$(317,124)	$(18,832)	$(56,424)
Add back:
Goodwill amortization	—	14,453	12,991
Intangible amortization	—	9,551	8,490

Adjusted net income (loss) available to common stockholders	$(317,124)	$5,172	$(34,944)

Basic and diluted income (loss) per share available to common stockholders:
Reported net loss	$(4.31)	$(0.26)	$(0.81)
Add back:
Goodwill amortization	—	0.20	0.19
Intangible amortization	—	0.13	0.12

Adjusted net income (loss)	$(4.31)	$0.07	$(0.50)

Results of Operations

The following tables set forth the historical results of operations for the periods indicated as well as the percentage which the historical items in the Statements of Operations bear to net sales. Certain amounts from prior years have been reclassified to conform to the Company’s current year presentation.

Consolidated Statements of Operations

(in thousands except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net sales	$771,869	$842,141	$821,014
Cost of goods sold	(494,443)	(494,698)	(488,585)

Gross profit	277,426	347,443	332,429

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(117,050)	(117,739)	(117,654)
Consumer marketing	(25,709)	(37,213)	(37,654)

Total brokerage, distribution and marketing expenses	(142,759)	(154,952)	(155,308)
Amortization of intangibles	(10,348)	(44,670)	(44,819)
Selling, general and administrative expenses	(58,991)	(58,035)	(50,080)
Goodwill and tradename impairment charges	(67,091)	—	—
Plant closure and impaired asset charges	(53,225)	—	—
Other financial, legal and accounting income (expense)	—	3,789	(47,352)
Columbus consolidation costs	—	(723)	(6,868)
Transition expenses	—	—	(3,037)

Total operating expenses	(332,414)	(254,591)	(307,464)

Operating (loss) income	(54,988)	92,852	24,965
Interest and financing expenses:
Interest expense, net	(92,531)	(103,150)	(109,890)
Adjustment of value of derivatives	(12,050)	(10,641)	—
Issuance of warrants	(1,779)	—	—
Amortization of deferred financing expense	(7,667)	(3,468)	(3,016)

Total interest and financing expenses	(114,027)	(117,259)	(112,906)
Loss before income taxes and cumulative effect of change in accounting	(169,015)	(24,407)	(87,941)
Income tax (expense) benefit	(146,756)	6,828	31,850

Net loss before cumulative effect of change in accounting	(315,771)	(17,579)	(56,091)
Cumulative effect of change in accounting, net of tax of $82,237, $0 and $5,722, respectively	(167,379)	—	(12,161)

Net loss	(483,150)	(17,579)	(68,252)
Preferred dividend	(1,353)	(1,253)	(333)

Net loss available to common stockholders	$(484,503)	$(18,832)	$(68,585)

Loss per share available to common stockholders	$(6.59)	$(0.26)	$(0.99)

Consolidated Statements of Operations

(as a percentage of Net Sales)

	Years Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(64.1)	(58.8)	(59.5)

Gross profit	35.9	41.2	40.5

Brokerage distribution and marketing expenses:
Brokerage and distribution	(15.2)	(14.0)	(14.3)
Consumer marketing	(3.3)	(4.4)	(4.6)

Total brokerage, distribution and marketing expenses	(18.5)	(18.4)	(18.9)
Amortization of goodwill and other intangibles	(1.3)	(5.3)	(5.5)
Selling, general and administrative expenses	(7.6)	(6.9)	(6.1)
Goodwill and tradename impairment charges	(8.7)	—	—
Plant closure and asset impairment charges	(6.9)	—	—
Other financial, legal and accounting income (expense)	—	0.5	(5.8)
Columbus consolidation cost	—	(0.1)	(0.8)
Transition expenses	—	—	(0.4)

Total operating expenses	(43.0)	(30.2)	(37.5)

Operating income	(7.1)	11.0	3.0
Interest and financing expenses:
Interest expense, net	(12.0)	(12.2)	(13.3)
Adjustment of value of derivatives	(1.6)	(1.3)	—
Issuance of warrants	(0.2)	—	—
Amortization of deferred financing expense	(1.0)	(0.4)	(0.4)

Total interest and financing expenses	(14.8)	(13.9)	(13.7)

Loss before income taxes and cumulative effect of change in accounting	(21.9)	(2.9)	(10.7)
Income tax (expense) benefit	(19.0)	0.8	3.9

Net loss before cumulative effect of change in accounting	(40.9)	(2.1)	(6.8)
Cumulative effect of change in accounting, net of tax	(21.7)	—	(1.5)

Net loss	(62.6)%	(2.1)%	(8.3)%

In 2002 and 2001, the Company managed its business in three operating segments, which are based on the distribution of its products: Retail, Food Service and Other distribution channels, as described in Note 24 to the financial statements included in this Form 10-K. This organization structure was put in place following the Company’s consolidation of administration in St. Louis in late 2000. The following discussion and analysis of the results of operations, comparing 2002 to 2001 and 2001 to 2000, is based on those segments and that organization structure where appropriate. Amounts for calendar 2000 have been recast from the previously reported segmentation for comparative purposes. References in the discussion to market, category or segment sales, market shares percentages and market positions reflect United States retail supermarket information for the 52-week period ending in late December 2002, 2001 and 2000, as gathered by Information Resources Incorporated (“IRI”). It should be noted that beginning in fiscal 2001, this IRI information no longer includes sales by Wal-Mart and its affiliates who accounted for approximately 18% and 14% of the Company’s net sales in 2002 and 2001, respectively.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Results for the year ended December 31, 2002 include pretax adjustments of $20.1 million recorded during the first quarter of 2002 principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive’s severance. The trade promotion adjustments were a result of updated evaluations of the Company’s reserves and assumptions for such costs. Settlement of trade promotion costs has historically occurred when a customer deducts, from amounts otherwise due to the Company, amounts the customer determines are due to it. Final resolution of the amounts appropriately deducted has taken extended periods of time. The Company is in the process of changing its promotion payment strategies to reduce both the amounts that are settled through subsequent deduction by its customers and the resulting estimation required in establishing appropriate reserves for incurred costs.

Operating results by segment were as follows (in thousands):

	Years Ended December 31
	2002	2001
Net sales:
Retail	$604,082	$675,890
Food Service	60,571	60,741
Other	107,216	105,510

Total	$771,869	$842,141

Segment contribution and operating income:
Retail	$171,533	$211,926
Food Service	20,936	23,875
Other	26,572	29,506

Segment contribution	219,041	265,307
Fixed manufacturing costs	(84,374)	(72,816)
Amortization of goodwill and other intangibles	(10,348)	(44,670)
Selling, general and administrative expenses	(58,991)	(58,035)
Goodwill and tradename impairment charges	(67,091)	—
Plant closure and asset impairment charges	(53,225)	—
Other financial, legal, accounting, consolidation items, net	—	3,066

Operating (loss) income	$(54,988)	$92,852

Net Sales in 2002 decreased $70.3 million, or 8.3% from 2001, as a result of increased trade spending levels, the first quarter adjustments discussed above and unfavorable mix of products and distribution channel sales as a result of higher sales of lower price products. Net sales in 2002 as compared to 2001 were impacted by retail volume decreases of approximately 2.4% in seafood products, bagels, frozen pizza, skillet meals and syrups, which were offset in part by increased volume sales of frozen breakfast and baking products. The seafood sales decline resulted from stronger than expected industry sales of private label shrimp, which reduced sales and consumption of traditional fish products during the Lent season. Shrimp prices were significantly below historical levels. These seafood declines in the Mrs. Paul’s brand were offset by sales of its new shrimp bowls meals, resulting in no volume change for the brand. However, the Company reduced its seafood consumer marketing and advertising in 2002 and increased trade spending, primarily to place and promote the new shrimp bowls, which lowered net sales. Lender’s bagel volume was down 12.4% as increased sales of refrigerated bagels were more than offset by lower frozen and fresh sales. The decline in frozen pizza sales is due to the Company not offering the magnitude of certain promotional events in 2002, as compared to 2001. Skillet meals net sales were lower due to significant market segment contraction as a result of increased competition from other meal segments. Sales of syrup products decreased from the prior year on slightly lower volume, unfavorable product mix and increased trade expenses, which are reflected in net sales. Retail frozen breakfast products volume increased 7.8% primarily due to increased pancake and waffle sales and favorable product pricing in comparison to major competitors. Duncan Hines volumes increased 7.5%, however net sales dollars were relatively flat due to product mix and increased promotional costs.

Food service net sales decreased $0.2 million from prior year levels primarily as a result of a decline in sales of bagel products offset in part by increased sales of frozen breakfast products. Net sales in other distribution channels increased $1.7 million, primarily due to increased sales of baking and syrup products in drug, discount, and convenience stores and increased private label seafood and bagel sales. This was offset in part by lower volume sales of higher than average per unit seafood products in club stores, principally due to distribution losses.

Gross Profit decreased $70.0 million or 20.2% to $277.4 million in 2002 from $347.4 million in 2001. In addition to the previously described first quarter adjustments, gross profit in 2002 as compared to 2001 was impacted by the decline in net sales described above. In addition, gross profit was impacted by a shift in the mix of sales to lower margin products, increased inventory obsolescence costs and additional depreciation expenses associated with capital expenditures, offset in part by reduced costs in syrup production as production was moved from contract manufacturers to a Company owned facility, reduced overall raw materials prices and reduced manufacturing costs as a result of closing the West Seneca facility. The Company recorded expenses of $10.8 million in 2002 for excess and obsolete inventory, as compared to $2.9 million in 2001. These charges were recorded primarily in the third and fourth quarters, due to inventory which had become aged, primarily due to certain distribution losses in seafood and declining sales of certain Chef’s Choice products, as well as the Company’s transition plan to reduce operating complexity, reduce inventories and eliminate a significant number of low volume product offerings. Depreciation expense in 2002 increased to $28.0 million, an increase of approximately $1.3 million over 2001, primarily due to capital expenditures. The cost of raw materials was lower with price decreases in meats, dairy, vegetables, bread, corrugate packaging materials and significant cost savings on purchases of seafood and shrimp raw materials, offset in part by higher costs of flour, oils and shortening, flavorings and plastic packaging materials. The 2001 results included one-time gains associated with the renegotiation of employee benefits at the West Seneca, New York facility, and with the termination of an unprofitable contract production agreement. Gross profit as a percentage of net sales declined from 41.2% in 2001 to 35.9% in 2002, as cost of goods sold remained relatively flat and net sales declined as described above.

Brokerage and Distribution expenses decreased $0.7 million in 2002 to $117.1 million, due to decreases in brokerage expenses of approximately $1.8 million as the Company increased the level of off-invoice trade allowances in 2002 which lowered brokerage commissions, offset in part by increased warehousing costs of $1.2 million as average inventory levels increased during 2002 as compared to 2001.

Consumer Marketing expenses, which include the costs of advertising and other events and expenses to promote the Company’s products directly with the consumer, decreased $11.5 million or 30.9% to $25.7 million in 2002 from $37.2 million in 2001. This decrease was due to the lower levels of spending in 2002 on seafood, bagel and syrup products that was redeployed to trade spending reflected in net sales.

Amortization Expense decreased $34.3 million due to the elimination of amortization of goodwill and certain other intangible assets following the adoption of FAS 142. See Note 2 to the consolidated financial statements included in this Form 10-K.

Selling, General and Administrative expenses increased $1.0 million to $59.0 million in 2002 from $58.0 million in 2001. The increase was principally due to severance costs associated with a former executive officer, additional expense associated with an arbitration settlement and increased compensation related expenses due to increased headcount as compared to 2001. These amounts were offset in part by decreases in expenses for incentive compensation, market research and share data as the Company reduced expenditures for these items and negotiated lower rates, decreased depreciation and decreases in expenses for relocation and consulting services.

Goodwill and Tradename Impairment Charges.    The Company completed its annual impairment tests for goodwill and other indefinite-lived intangible assets as of December 31, 2002. Based on the results of those tests, the Company recorded a charge of $67.1 million for goodwill and tradename impairment for three of its business units. See Note 7 the financial statements included in this Form 10-K.

Plant Closure and Asset Impairment Charges.    During the second quarter, the Company closed its West Seneca, New York, Lender’s bagel manufacturing facility and recorded charges of $32.4 million in 2002. During the fourth quarter of 2002, the Company announced its intention to close its Yuba City, California facility and recorded a charge of $6.7 million. During the fourth quarter of 2002, the Company completed a strategic assessment of its existing capacity in relation to the Company’s future operational plans. Based upon that assessment, the Company recorded a charge of approximately $14.1 million in the statement of operations for fixed assets determined to be permanently impaired. The impaired fixed assets represent a broad range of fixed assets across all business lines located at various facilities. See Note 12 to the financial statements included in this Form 10-K.

Operating Income decreased $147.8 million in 2002 as compared to 2001. Operating income in 2002 was impacted negatively by the goodwill and tradename impairment charges and plant closure and asset impairment charges, offset in part by reduced amortization expense in 2002 resulting from the adoption of FAS 142. Excluding the impact of those items, operating income declined $61.8 million in 2002 as compared to 2001, which is primarily due to increased trade spending levels and the impact of the first quarter charge.

Interest and Financing Expenses.    Net interest expense, decreased to $92.5 million in 2002 from $103.2 million in 2001 primarily due to lower interest rates on variable rate debt as compared to the prior year. This benefit was offset in part by increases in the margin that the Company pays above floating market rates pursuant to its senior secured debt agreement, as amended, and higher levels of indebtedness from the additional financing obtained in June 2002.

The benefit of lower interest rates to the Company is partially limited by the Company’s interest rate swap agreement and interest rate collar agreement. The interest rate swap agreement functions to lock the interest rate on $150 million of debt at a LIBOR rate of 6.01% plus the applicable margin paid by the Company on its senior secured debt. The interest rate collar agreement functions to lock the interest rate on $150 million of debt at a LIBOR rate of 6.5% plus the applicable margin paid by the Company on its senior secured debt when the three-month LIBOR rate is less than 4.55% or between 5.38% and 7.40%.

Net market adjustments associated with the Company’s derivative instruments, which were not effective as hedges as determined by FAS 133, resulted in $12.1 million of expense in 2002, compared to $10.6 million in 2001. See Note 16 to the financial statements included in this Form 10-K.

During 2002, the Company expensed $1.8 million related to the value of warrants issued on May 1, 2002. See Note 9 to the financial statements included in this Form 10-K.

Amortization of deferred financing expenses increased $4.2 million to $7.7 million in 2002, compared to $3.5 million in 2001. During the second quarter of 2002, the Company expensed approximately $1.9 million of previously deferred financing costs related to credit agreement amendments which were replaced by the June 27, 2002 amendment. During the fourth quarter, the Company expensed approximately $1.9 million of deferred financing costs related to the June 27, 2002 credit agreement amendment that was replaced by the February 21, 2003 amendment.

Income Tax Expense.    The Company recorded income tax expense in 2002 of $146.8 million as compared to income tax benefit of $6.8 million in 2001. During the fourth quarter of 2002, the Company established a valuation allowance of $185.6 million on its net deferred tax assets. The establishment of this valuation allowance was offset in part by deferred tax benefits recorded earlier in 2002. See Note 17 to the financial statements included in this Form 10-K.

Cumulative Effect of Change in Accounting.    Effective January 1, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. As a result, the Company recorded a cumulative effect of a change in accounting principle of $167.4 million, net of tax in the accompanying statement of operations. See Note 2 to the financial statements included in this Form 10-K.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Operating results by segment were as follows (in thousands):

	Years Ended December 31
	2001	2000
Net sales:
Retail	$675,890	$676,901
Food Service	60,741	58,258
Other	105,510	85,855

Total	$842,141	$821,014

Segment contribution and operating income:
Retail	$211,926	$208,957
Food Service	23,875	21,390
Other	29,506	23,829

Segment contribution	265,307	254,176
Fixed manufacturing costs	(72,816)	(77,055)
Amortization of goodwill and other intangibles	(44,670)	(44,819)
Selling, general and administrative expenses	(58,035)	(50,080)
Other financial, legal, accounting, consolidation and transition income (expense)	3,066	(57,257)

Operating income	$92,852	$24,965

Net Sales grew $21.1 million in 2001, or 2.6% from 2000, with overall total unit volume growth of 5.2% in 2001 from prior year levels. Net sales dollars grew slower than unit volume increases due to the relatively stronger sales growth in the lower priced food service and other distribution segments. The retail segment decrease of 0.1% in net sales in 2001 resulted from a net unit volume increase of 3.8%, offset by increased trade promotions spending, primarily in seafood, frozen breakfast and bagels. Net sales and volume increased in baking mixes and frosting and breakfast products, offset primarily by lower net sales for seafood, bagels and syrups. Retail baking mixes and frosting net sales increased 11.6% from the prior year, with strong volume increases across the product lines pushing Duncan Hines from the #3 position into the #2 position in the United States baking mix and frosting category. The increases resulted from new product introduction, new consumer advertising and promotion as well as improved trade promotion planning and execution. The volume gains were offset in part by a slight shift in the Company’s mix of unit sales to lower priced products, which lowered the overall net sales per unit. Retail net sales of breakfast product rose 1.9% in 2001 from the prior year, and volumes increased 3.2%, principally due to increased pancake sales. Aunt Jemima branded products moved from #3 to #2 in volume and dollar sales in the frozen breakfast category. Retail seafood sales volume in 2001 increased 3.9% from the prior year principally due to the introduction of new shrimp products, although net sales declined 0.6% from the prior year due to increased trade promotions spending. Retail net sales of bagels declined 17.5% in 2001 from 2000, primarily due to consumption declines in the frozen category. Trade promotions spending increased for bagels in the second half of 2001 as brand support strategies changed in response to the declining volumes. Syrup and mix net sales in 2001 declined 3.1% from prior year levels, as the Company reduced certain aggressive promotional practices utilized in prior years, which had increased market shares, but which had significantly reduced the overall profitability for the syrup brands. This decline was also in line with the trends in the market category.

Total food service net sales increased 4.3% in 2001 from 2000 levels due to strong volume gains in frozen breakfast, syrup and bagels. Net sales through other distribution channels increased $19.7 million or 22.9% to $105.5 million in 2001 from $85.8 million in 2000. The increases were primarily the result of syrup and baking mix and frosting volume increases in club stores and increased export sales, along with product mix changes to relatively higher priced products.

Gross Profit increased $15.0 million or 4.5% to $347.4 million in 2001 from $332.4 million in 2000. Overall variable margins increased due to plant efficiencies. The net cost of raw materials was generally stable with costs for the increased sales of higher cost shrimp products and higher costs of cheese offset by lower sugar costs. Gross profit was favorably impacted by lower fixed manufacturing costs due to improved plant efficiencies and gains associated with the cancellation of an unprofitable contract production agreement and the renegotiation of employee benefits at the West Seneca, New York facility, offset in part by increased consulting costs associated with obtaining the plant efficiencies. Depreciation expense of $26.7 million increased approximately $3.1 million in 2001 from 2000 amounts due to capital expenditures and a shortening of the estimated lives of certain assets associated with syrup production assets at contract manufacturing facilities, as the Company anticipates moving production to its facility in St. Elmo, Illinois.

Brokerage and Distribution expenses increased $0.1 million in 2001 to $117.7 million, but decreased to 14.0% of net sales in 2001 from 14.3% of net sales in 2000. Freight and warehousing expenses decreased on a per unit basis, as the Company continued to work to improve its distribution economics. In addition, total brokerage costs in 2001 declined from 2000 reflecting the full year effect of the Company’s consolidation to a national retail broker in the second quarter of 2000. During the second quarter of 2001, this broker filed for bankruptcy and the business was absorbed by Acosta, which the Company selected as its new national retail broker. The change in brokers did cause some temporary disruption on selected brands, but did not have a significant impact on overall sales. The change did, however, result in delays in processing customer trade promotion payments and deductions.

Consumer Marketing expenses, which include the costs of advertising and other events and expenses to promote the Company’s products directly with the consumer, were essentially unchanged in 2001 from prior year levels. Increased spending in 2001 as compared to 2000 to support bagels and baking mixes and frosting was offset by reductions in the support for syrups which had been higher in 2000, to support new product introduction.

Selling, General and Administrative expenses increased $7.9 million to $58.0 million in 2001 from $50.1 million in 2000. The increase was principally due to external consulting fees paid to support product, production and internal system initiatives along with salary, variable compensation and related costs associated with an increase in the number of corporate employees needed to support the business. Bonus expense increased approximately $3.4 million, reflecting higher payments for improved operating performance.

Other Financial, Legal and Accounting income in 2001 of $3.8 million reflects a gain related to the receipt of shares of common stock from former management, valued in excess of amounts required to be distributed, net of other related costs. The shares received and required distribution by the Company are part of the settlement reached following the investigation in 2000 and early 2001 into the Company’s accounting practices in 1998 and 1999, the resulting restatement of results for those periods, related litigation and governmental proceedings, defaults under its loan agreements, indenture and related matters. (See Part I, Item 3: Legal Proceedings and Note 13 to the consolidated financial statements included in this Form 10-K.) During 2000, the Company incurred financial, legal and accounting expenses, including charges to obtain waivers of its events of default and charges related to amending its financing facilities. Such costs totaled $47.4 million in 2000. These costs included a $17.7 million non-cash charge associated with the issuance of common stock to certain holders of the Company’s senior subordinated debt.

Columbus Consolidation Costs.    During the third quarter of 2000, the Company consolidated its administrative office and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. Expenses totaling $0.7 million and $6.9 million in 2001 and 2000, respectively, represent amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.8 million. All payments related to the consolidation have been made with the exception of $0.6 million, related to unused office space.

Transition Expenses.    During 2000, the Company incurred approximately $3.0 million primarily related to the integration of the Chef’s Choice and Lender’s businesses and the dry grocery administrative consolidation. These expenses represent one-time costs incurred to integrate operations and acquired businesses.

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

Interest and Financing Expenses.    Interest expense, net of interest income, decreased $6.6 million in 2001 to $103.0 million from $109.6 million in 2000 as the Company benefited from lower market interest rates on its floating rate senior debt and lower outstanding balances. This benefit was offset in part by increases in the margin that the Company pays above floating market rates pursuant to its senior secured debt agreement, as amended.

The benefit of lower interest rates to the Company is partially limited by the Company’s interest rate swap agreement and interest rate collar agreement. The interest rate swap agreement functions to lock the interest rate on $150 million of debt at a LIBOR rate of 6.01% plus the applicable margin paid by the Company on its senior secured debt. The interest rate collar agreement functions to lock the interest rate on $150 million of debt at a LIBOR rate of 6.5% plus the applicable margin paid by the Company on its senior secured debt when the three-month LIBOR rate is less than 4.55% or between 5.38% and 7.40%.

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

Plant Closure Charges

On May 2, 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Impacted employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. As of December 31, 2002, the Company had paid approximately $2.9 million of severance and other employee related costs and $0.6 million of other costs for disposal of the facility. The remaining costs of $0.7 million are included in accrued expenses at December 31, 2002 and are expected to be paid in early fiscal 2003. The Company completed the sale of the West Seneca facility in December 2002, receiving net cash proceeds from the sale of approximately $2.4 million.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Impacted employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million is attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs is related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. As of December 31, 2002, the Company had not paid any cash costs related to the closing of this facility. These costs are included in accrued expenses at December 31, 2002 and the Company expects to pay a majority of the remaining costs in fiscal 2003.

Liquidity and Capital Resources

For the year ended December 31, 2002 the Company generated cash of $2.6 million from operating activities compared to $94.5 million for the year ended December 31, 2001. The $91.9 million decline in cash generation primarily resulted from poorer operating performance in 2002 and a $43.3 million net swing in cash used by working capital. The Company’s operating loss of $55.0 million in 2002 included non-cash charges of $154.2 million for depreciation and amortization, goodwill and tradename impairment charges and plant closure and asset impairment charges. The 2001 operating income of $92.8 million included depreciation and amortization charges of $76.7 million. The reduction in operating income, net of the above non-cash charges, was $70.3 million. This decline was primarily due to higher trade spending in 2002 and the first quarter adjustments. The Company anticipates that operating earnings will grow in 2003 primarily as a result of improved trade spending efficiency and cost reductions, offset in part by anticipated price increases for certain raw materials and costs of fuel.

The Company used $4.6 million for working capital in 2002, as compared to the $38.7 million generated in 2001. The net swing in cash used for accounts payable of $50.3 million accounted for a majority of the change in cash used in 2002. Accounts payable balances declined by $27.4 million as production levels in the latter part of 2002 were significantly lower than in 2001. In addition, in 2002 the Company utilized its revolving credit agreement to reduce its accounts payable balance. Reduction of accrued expenses, primarily for bonus accruals in 2002 and promotional and coupon marketing programs in 2001 was a significant use of cash in both years. Conversely, reductions in accounts receivable served as a significant source of liquidity. Looking ahead, reductions in inventory levels are expected to generate liquidity, however no significant annual changes in other working capital items is anticipated. Historical seasonal changes in working capital requirements are still to be expected.

Net cash used in investing activities for the year ended December 31, 2002 was $18.9 million compared to $24.9 million during 2001. In 2002, capital expenditures were $23.1 million, of which $8.1 million related to the

Company’s St. Elmo, Illinois syrup production facility and distribution center. In 2002 the Company received proceeds of $4.2 million from the sales of assets, primarily related to its West Seneca, New York facility which was closed during the year. Capital expenditures for 2001 totaled $25.0 million, of which approximately $10 million represented an investment in the St. Elmo facility. The Company anticipates that capital expenditures for 2003 will be slightly lower than in 2002.

In light of the lower amount of cash provided by operations in 2002, on June 27, 2002, the Company secured commitments for $62.6 million, before discounts, of additional financing. The financing consisted of $37.6 million (before discount of $2.6 million) from the Company’s senior secured lenders and $25.0 million (before a cash discount of $0.75 million) from certain entities affiliated with the Company’s major shareholders. These funds were used for general operating purposes including providing working capital. At December 31, 2002, the Company’s debt principally consisted of $663.9 million of senior secured debt, $400 million of subordinated notes and the $25.0 million of senior unsecured notes. During 2002 the Company made $38.0 million in scheduled amortization payments on its senior secured debt and increased its borrowings under the revolver by $25.9 million. In addition, it decreased its sales of receivables by a net $18.5 million to $14.8 million.

The Company used the cash generated from operations in 2001 to reduce its debt. During 2001, the Company made $33.0 million in scheduled amortization payments on its senior debt and reduced its borrowings under the revolver by $32.3 million. In addition, it reduced its sales of receivables by a net $5.3 million to $33.3 million at December 31, 2001.

The Company’s principal future sources of liquidity, in addition to cash generated by operations, are its revolving credit facility under its senior secured lending agreement and its ongoing sale of receivables under its receivable sales facility.

The Company and its lenders amended the senior secured lending facility on February 26, 2002 to provide for revised financial covenants for the Company through March 31, 2003, to affirm the right of the Company to continue to sell receivables under the receivable sales agreement, and to provide flexibility for the Company to undertake a potential refinancing of its receivable sales facility. The amended covenants provided more operating latitude to the Company relative to those under which the Company operated in 2001. There was no requirement for asset sales, nor was there a penalty for the failure to sell assets. The restrictive covenants, as defined for 2002, did not permit additional indebtedness, except for nominal amounts and obligations incurred in the normal course of business, limited capital expenditures to $30.0 million, did not permit the payment of cash dividends and required the Company to maintain ratios of interest and fixed charge coverages and total and senior debt leverage.

In March 2002, the Company received a waiver of a specific technical provision of the senior secured debt agreement which would have otherwise required the Company to prepay approximately $20 million of this facility.

As discussed above, on June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The amendment to the senior secured debt agreement revised certain of the financial covenants for future periods through September 30, 2003, and provided for the exclusion of fees and expenses associated with the amendment for purposes of the financial covenant calculations at June 30, 2002 and future periods. The amendment also provided for an excess leverage fee of 1.5% of average borrowings under the term loans and revolving credit facility for the period September 30, 2002 through September 30, 2003 and additional pay-in-kind interest of 1% per year on the average borrowings under the term loans and revolving credit facility from the date of the amendment until the date net cash proceeds of $200 million are received, in each case, payable only in the event the Company did not realize net cash proceeds of $200 million from the sale of assets prior to September 30, 2003. The amendment also reduced the maximum amount of receivables subject to sale under the receivable sales agreement from $42.0 million to $30.0 million.

At December 31, 2002, the Company was not in compliance with certain financial covenants of its senior secured debt agreement.

On February 21, 2003 the Senior Secured Debt Facility was further amended. The amendment included provisions that:

•	further amended the financial covenants for periods through September 30, 2004, which amended or established covenants related to operating performance and certain expense levels, reduced the allowable capital expenditures for 2003 to $20 million and eliminated the financial covenants associated with interest and fixed charge coverage and total and senior debt leverage;

•	waived certain existing defaults of financial covenants;

•	affirmed the ability of the Company to continue to sell accounts receivable up to a maximum of $30 million through September 30, 2003;

•	increased the interest rate spread on borrowings made pursuant to the facility by 0.75%, until such time as the Company has received at least $275.0 million of net cash proceeds from the sale of assets, at which time the increase will be reduced to 0.50%;

•	provided for an excess leverage fee of 3.50% of the aggregate amount of term loan and revolving credit facility borrowings outstanding on the amendment date. Such fee is to be paid out of net cash proceeds from the sales of assets and will not be required if the Company receives net cash proceeds of at least $100.0 million by June 30, 2003 and an additional $125.0 million by September 30, 2003, or failing to meet the June 30, 2003 requirement, if aggregate net cash proceeds of $325.0 million are received by September 30, 2003;

•	provided for an additional fee of 1.75% of the average term loan and revolving credit facility borrowings from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325.0 million from the sale of assets by March 31, 2004;

•	provided for the exclusion of certain expenses, not to exceed $18 million, recorded by the Company in the fourth quarter of 2002 for purposes of the financial covenants at December 31, 2002.

With the waiver and amendment of the senior secured debt agreement on February 21, 2003, the Company was in compliance with the senior secured debt agreement, as amended, and anticipates remaining in compliance throughout fiscal 2003.

During 2002, the Company engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. as joint financial advisors to assist it in reviewing a range of strategic alternatives, including the sale of one or more of the Company’s lines of business, with the net cash proceeds from any such sale being used to repay senior secured debt. J.P. Morgan Securities Inc. is an affiliate of JP Morgan Chase Bank, Administrative Agent and lead Lender under the Company’s senior secured debt agreements. The focus of the divestiture process has been on the Company’s frozen foods businesses, including Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfast, Celeste frozen pizza and Chef’s Choice frozen skillet meals. The divestiture process is proceeding according to plan. The Company is in the process of receiving and evaluating final bids for the various frozen foods businesses, and expects to complete one or more asset sales in the near future. Due to the uncertainty inherent in the divestiture process, the Company cannot assure that it will be able to reach final agreements to sell one or more of its lines of business, nor can it guarantee that cash proceeds from the asset sales, if they were to occur, would be sufficient to meet all required debt repayments. Also see Notes 1 and 9 to the consolidated financial statements included in this Form 10-K.

The Company was helped by the declining interest rate environment in 2002. Because of the structure of its interest rate hedges, the Company receives a portion of the benefit from declining interest rates and is only subject to a portion of the effect of interest rate increases. Cash interest expense excluding bank fees in 2002 fell 6.7 percent to $94.1 million as compared to $100.9 million in 2001.

The second major source of effective financing for the Company is its receivable sales facility. In April 2000, the Company entered into an agreement to sell, on a periodic basis, specified accounts receivable in amounts of up to $60 million. The incremental liquidity provided by this receivable sales facility was required to deal with the extraordinary costs resulting from the restatements. The facility has subsequently been amended to reduce the maximum amount of receivable sales to $30 million and currently extends to September 30, 2003. Under terms of the receivable sales agreement, receivables are sold at a discount that effectively yields an interest rate to the purchaser of prime plus 2.5% to 3.0%. The Company sells receivables on a weekly or twice weekly basis and generates the ability to sell additional receivables as previously sold receivables are collected. As such, the receivables sale facility effectively acts in a manner similar to a secured revolving credit facility, although it is reflected on the balance sheet as a reduction in accounts receivable and not as debt, since the credit risk associated with the collection of accounts receivable sold has been transferred to the purchaser. Pursuant to terms of the February 21, 2003 amendment to the senior secured debt facility, the first $25.0 million of proceeds from sales of assets or businesses in excess of $200.0 million can be retained by the Company to eliminate the liquidity provided by sales of receivables pursuant to this agreement. During 2002, the Company reduced the net amounts sold under the receivable sales facility by $18.5 million dollars. Also see Note 20 to the consolidated financial statements included in this Form 10-K.

As of March 17, 2003 the Company has $19.4 million available for borrowings under its revolving credit agreement and has sold a net $15.9 million of accounts receivable.

The Company remains highly leveraged. At March 17, 2003, the Company had outstanding approximately $1.08 billion in aggregate principal indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. Absent the previously noted waivers and amendments to the Company’s senior secured debt agreement and the additional financing obtained in 2002, the Company would not have been able to remain in compliance with provisions of its debt agreements or fund its debt service obligations.

Based on the Company’s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations. The Company’s ability to access its available liquidity under the revolver and receivable sale facility are dependent on the Company’s continued compliance with the covenants in the senior secured debt agreement. Demand for the food products that the Company sells is historically stable, and the Company believes that it will grow its operating earnings as costs continue to be reduced as a result of the 2002 plant closings and from future operating efficiencies, as well as from improvements in its trade spending efficiency, offset in part by increased prices for certain raw materials commodities and fuel costs in 2003. Capital expenditures are anticipated to decline from 2002 levels, and the Company expects overall working capital requirements to decline. Even with the expected continued favorable market interest rates, cash interest expense is likely to remain about flat as debt amortization payments continue to reduce debt, offset by increases in the Company’s effective interest rates due to the higher interest rate spread paid by the Company as a result of the February 21, 2003 amendment to the senior secured debt agreement. Cash generated from asset sales will be used to pay down senior secured debt.

Commitments and Contractual Obligations

A summary of the non-cancelable contractual obligations of the Company as of December 31, 2002 is as follows (in thousands):

	Payments Due by period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-Term Debt at face value(1)	$1,088,860	$43,150	$230,007	$615,703	$200,000
Capital Lease Obligations	3,475	368	736	800	1,571
Operating Leases	14,960	2,222	3,614	3,154	5,970
Derivative Instruments	15,822	9,428	6,394
Unconditional Purchase Obligations	67,839	67,839
Accounts payable, accrued expenses and other long-term obligations	105,603	104,830	240	115	418
Other	7,014	5,805	1,209	—	—

Contractual Cash Obligations	1,303,573	233,642	242,200	619,772	207,959
Less Amounts Reflected on the December 31, 2002 Balance Sheet	1,212,118	157,517	236,898	616,204	201,499

Contractual Obligations not Reflected on the December 31, 2002 Balance Sheet	$91,455	$76,125	$5,302	$3,568	$6,460

(1)	Long-Term Debt at face value includes scheduled principal repayments and excludes interest payments.

Contingencies

See “Item 3. Legal Proceedings,” which is incorporated herein by reference.

Interest Rate Agreements

In accordance with the senior bank facilities, the Company was required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company’s senior subordinated notes, at least 50% of the Company’s aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements.

At December 31, 2002, the Company was party to two interest rate agreements. The counterparty to each of the agreements is JP Morgan Chase Bank. On March 17, 1998, the Company entered into a three-year interest rate swap agreement (the “Swap”) with a notional principal amount of $150.0 million, which granted the counterparty the option to renew the agreement for one additional year. The rate is set quarterly, and was last reset on December 17, 2002, prior to expiration of the agreement on March 17, 2003, resulting in a net liability to the Company of 4.6% for the following quarter, which required a payment of $1.7 million on March 17, 2003. On November 30, 1998, the Company amended the Swap whereby the counterparty received the option to further extend the termination date an additional year to March 17, 2003 and the applicable rate was decreased from 5.81% to 5.37%. On April 28, 2000, the Company further amended the Swap whereby the applicable rate was increased from 5.37% to 6.01%. Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 6.01% and make payments to the counterparty if the three-month LIBOR rate is less than 6.01%. On March 15, 2001, the counterparty exercised its option to extend the term of the Swap to March 17, 2003.

On April 13, 1999, the Company entered into a bond fixed to floating interest rate collar agreement, which was amended on April 28, 2000 (the “Bond Swap”), with a notional principal amount of $200.0 million. The Bond Swap expired on July 1, 2002.

On November 15, 1999, the Company entered into a five-year interest rate collar agreement, which was amended on April 28, 2000 (the “Collar”), with a notional principal amount of $150.0 million. The rate is set quarterly and was last reset on February 18, 2003, resulting in a net liability to the Company of 5.2% for the following quarter which will require a payment of $1.9 million on May 16, 2003. Under the Collar, the Company would receive payments from the counterparty if the three-month LIBOR rate is between 6.50% and 7.50% or exceeds 8.25%. The Company would make payments if the three-month LIBOR rate is less than 4.95%.

During 2002, the Company made net payments under interest rate agreements aggregating $13.2 million. During 2001, the Company made net payments of $3.9 million and in 2000 received net payments of $0.9 million.

Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 2002, the fair value of the Company’s interest rate agreements was a liability of $15.8 million.

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth. The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will account for any divestiture activities in fiscal 2003 or future periods in accordance with FAS 146.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”). FAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to provide alternative methods of transition when an entity changes from the intrinsic value method to the fair-value method of accounting for stock-based employee compensation. FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosure about the effects of stock based compensation by requiring pro forma data to be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, FAS 148 requires that the information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company intends to continue accounting for stock-based employee compensation using the intrinsic value method and does not believe FAS 148 will have a material impact on the Company’s financial position and results of operations, apart from the additional disclosure requirements of FAS 148.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements Nos. 5, 57 and 107 and recession of FASB Interpretation No. 34. FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others; as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002.

The Company does not have any significant commitments within the scope of FIN 45, except as disclosed in the footnotes to the consolidated financial statements included in this Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company’s stockholders. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates” and words of similar import constitute “forward-looking statements” and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors could include, among others: the Company’s ability to successfully complete the amount and timing of required asset divestitures; changes in interest rates; the availability of funding for operations; the ability of the Company to service its high level of indebtedness; the ability of management to implement a successful strategy; the ability of the Company to develop and maintain effective internal controls; the ability of the Company to successfully integrate the Company’s brands; the ability of the Company to reduce expenses; the ability of the Company to retain key personnel; the ability of the Company to retain key customers; the ability of the Company to successfully introduce new products; the Company’s success in increasing volume; the effectiveness of the Company’s advertising campaigns; the ability of the Company to successfully leverage its brands; the ability of the Company to develop and maintain effective distribution channels; the ability of the Company to grow and maintain its market share; the actions of the Company’s competitors; general economic and business conditions; industry trends; demographics; raw material costs; terms and development of capital; the ultimate outcome of asserted and unasserted claims against the Company; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company entered into interest rate agreements for non-trading purposes. Risks associated with the interest rate agreements include those associated with changes in the market value and interest rates. The structure of the interest rate swap and collar agreements result in mitigating the impact of changes in interest rates on the Company’s variable rate debt. Management considers the potential loss in future earnings and cash flows attributable to the interest rate swap and collar agreements, when combined with the impact on variable rate interest expense, not to be material.

The table below provides information about the Company’s financial instruments and derivatives that are sensitive to changes in interest rates, including interest rate derivatives and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by maturity dates. For interest rate derivatives, the table presents the notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract rates. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2002.

	Expected Maturity Date as of December 31, 2002							Value
	2003	2004	2005	2006	2007	There- after	Total	2002	2001
	($ in millions)
Long-term debt:
Fixed rate debt	—	—	—	25.0	200.0	200.0	425.0	216.9	374.0
Average interest rate	9.5%	9.5%	9.5%	9.3%	8.9%	8.8%	9.3%
Variable rate debt	43.2	48.1	181.9	390.7	—	—	663.9	565.9	638.4
Average interest rate	6.2%	7.2%	8.4%	9.1%	N/A	N/A	7.3%
Interest rate derivatives:
Variable to fixed	150.0	150.0	—	—	—	—	300.0	(15.8)	(15.4)
Average pay rate	6.4%	6.5%	N/A	N/A	N/A	N/A	N/A
Average receive rate	1.4%	2.3%	N/A	N/A	N/A	N/A	N/A

The value of the Company’s fixed and variable rate debt decreased as the market’s perception of the Company’s credit worthiness declined during the year. The liability associated with the Company’s interest rate derivatives increased due to reductions in market interest rates.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Item 15, which is incorporated herein by reference.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information appearing under “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

The information appearing under “Compensation of Directors,” “Executive Compensation,” “Human Resources Committee Report on Executive Compensation,” “Performance Graph,” and “Compensation Committee Interlocks and Insider Participation” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information appearing under “Stock Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14:    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act 13a-14(c) and 15d-14(c). Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses, since the date of the Company’s evaluation.

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements—See the Index to Consolidated Financial Statements and Financial Statement Schedule at page 43 of this report.

2.	The following supplemental schedule for the years ended December 31, 2002, 2001 and 2000:

Schedule II—Valuation Reserves

All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

3.	Exhibits—See the Exhibit Index. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to this report, see the exhibits listed under Exhibit Nos. 10.8 through 10.20, 10.23 through 10.31, and 10.52 of the Exhibit Index. The following exhibits listed in the Exhibit Index are filed with this report:

10.17	Indemnity Agreement, dated as of July 23, 2002, between Dale Morrison and Aurora Foods Inc.

10.18	Indemnity Agreement, dated as of November 20, 2002, between Thomas Hudgins and Aurora Foods Inc.

10.26	Severance, Confidentiality and Non-Competition Agreement dated as of July 23, 2002, between Aurora Foods Inc. and Thomas Ellinwood.

10.27	Employment Agreement dated as of April 1, 2002, between Aurora Foods Inc. and William R. McManaman.

10.28	Letter effective as of October 21, 2002, between Aurora Foods Inc. and Eric Brenk.

10.43

Amendment, dated as of February 21, 2003, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, JP Morgan Chase Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Confidential treatment for a portion of this document has been requested by Aurora Foods Inc. The location of the omissions is denoted as follows “...”).

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended December 31, 2002:

November 13, 2002

Certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Quarterly Report on Form 10-Q filed by the Company on November 13, 2002.

November 22, 2002	Press release dated November 21, 2002 announcing that the Company had named Thomas M. Hudgins to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.

Date: March 26, 2003	By:	/S/ DALE F. MORRISON Dale F. Morrison Chairman of the Board, Interim President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ WILLIAM R. MCMANAMAN William R. McManaman Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dale F. Morrison his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Report, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

Signature	Title

/S/ WILLIAM B. CONNELL William B. Connell	Director

Charles J. Delaney	Director

/S/ DAVID E. DELEEUW David E. DeLeeuw	Director

/S/ RICHARD C. DRESDALE Richard C. Dresdale	Director

Signature	Title

/S/ ANDREA GEISSER Andrea Geisser	Director

/S/ THOMAS M. HUDGINS Thomas M. Hudgins	Director

/S/ STEPHEN L. KEY Stephen L. Key	Director

/S/ PETER LAMM Peter Lamm	Director

/S/ GEORGE E. MCCOWN George E. McCown	Director

/S/ DALE F. MORRISON Dale F. Morrison	Chairman of the Board, Interim President and Chief Executive Officer (Principal Executive Officer)

/S/ JACK E. MURPHY John E. Murphy	Director

CERTIFICATION

I, Dale F. Morrison, certify that:

1.	I have reviewed this annual report on Form 10-K of Aurora Foods Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/S/ DALE F. MORRISON
Dale F. Morrison Chairman of the Board, Interim President and Chief Executive Officer

CERTIFICATION

I, William R. McManaman, certify that:

1.	I have reviewed this annual report on Form 10-K of Aurora Foods Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/S/ WILLIAM R. MCMANAMAN
William R. McManaman Executive Vice President and Chief Financial Officer

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Accountants

To the Board of Directors and Stockholders of  Aurora Foods Inc.

In our opinion, the consolidated financial statements listed in the index on page 43 present fairly, in all material respects, the financial position of Aurora Foods Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and effective January 1, 2000, the Company adopted Emerging Issues Task Force No. 00-14, “Accounting for Certain Sales Incentives.”

PricewaterhouseCoopers LLP

St. Louis, Missouri  February 25, 2003

AURORA FOODS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,904	$184
Accounts receivable, net of allowance of $412 and $588, respectively	34,944	57,927
Inventories (Note 5)	94,680	99,560
Prepaid expenses and other assets	2,984	5,524
Current deferred tax assets (Note 17)	—	18,563

Total current assets	145,512	181,758
Property, plant and equipment, net (Note 6)	171,570	232,650
Deferred tax asset (Note 17)	—	47,799
Goodwill and other intangible assets, net (Note 7)	903,870	1,229,652
Other assets	30,470	31,181

Total assets	$1,251,422	$1,723,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long term debt (Note 9)	$43,259	$37,970
Accounts payable	45,596	73,001
Accumulated preferred dividends payable	2,939	1,586
Accrued liabilities (Note 8)	60,408	80,417

Total current liabilities	152,202	192,974
Other liabilities	15,421	16,683
Long term debt (Note 9)	1,021,429	1,003,931
Long term debt from related parties (Notes 9 and 20)	21,951	—

Total liabilities	1,211,003	1,213,588

Commitments and contingent liabilities (Notes 3, 4, 13 and 21)
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a liquidation preference value of $17,939 and $16,586, respectively (Note 10)	37	37
Common stock, $0.01 par value; 250,000,000 shares authorized; 77,155,622 and 74,254,467 shares issued, respectively (Note 23)	772	743
Paid-in capital	684,773	685,582
Treasury stock (Notes 21 and 23)	—	(13,266)
Accumulated other comprehensive loss	(900)	(3,844)
Promissory notes	—	(40)
Accumulated deficit	(644,263)	(159,760)

Total stockholders’ equity	40,419	509,452

Total liabilities and stockholders’ equity	$1,251,422	$1,723,040

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net sales	$771,869	$842,141	$821,014
Cost of goods sold	(494,443)	(494,698)	(488,585)

Gross profit	277,426	347,443	332,429

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(117,050)	(117,739)	(117,654)
Consumer marketing	(25,709)	(37,213)	(37,654)

Total brokerage, distribution and marketing expenses	(142,759)	(154,952)	(155,308)
Amortization of intangibles	(10,348)	(44,670)	(44,819)
Selling, general and administrative expenses	(58,991)	(58,035)	(50,080)
Goodwill and tradename impairment charges (Note 7)	(67,091)	—	—
Plant closure and asset impairment charges (Note 12)	(53,225)	—	—
Other financial, legal and accounting income (expenses)	—	3,789	(47,352)
Columbus consolidation costs (Note 15)	—	(723)	(6,868)
Transition expenses (Note 14)	—	—	(3,037)

Total operating expenses	(332,414)	(254,591)	(307,464)

Operating (loss) income	(54,988)	92,852	24,965
Interest and financing expenses:
Interest expense, net	(92,531)	(103,150)	(109,890)
Adjustment of value of derivatives	(12,050)	(10,641)	—
Issuance of warrants	(1,779)	—	—
Amortization of deferred financing expense	(7,667)	(3,468)	(3,016)

Total interest and financing expenses	(114,027)	(117,259)	(112,906)

Loss before income taxes and cumulative effect of change in accounting	(169,015)	(24,407)	(87,941)
Income tax (expense) benefit (Note 17)	(146,756)	6,828	31,850

Net loss before cumulative effect of change in accounting	(315,771)	(17,579)	(56,091)
Cumulative effect of change in accounting, net of tax of $82,237, $0 and $5,722, respectively (Note 2)	(167,379)	—	(12,161)

Net loss	(483,150)	(17,579)	(68,252)
Preferred dividends (Note 10)	(1,353)	(1,253)	(333)

Net loss available to common stockholders	$(484,503)	$(18,832)	$(68,585)

Basic and diluted loss per share available to common stockholders before cumulative effect of change in accounting	$(4.31)	$(0.26)	$(0.81)
Cumulative effect of change in accounting	(2.28)	—	(0.18)

Basic and diluted loss per share available to common stockholders	$(6.59)	$(0.26)	$(0.99)

Weighted average number of shares outstanding	73,511	72,499	69,041

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Net loss	$(483,150)	$(17,579)	$(68,252)
Other comprehensive income (loss) net of tax (Note 16):
Adoption of FAS133 for hedging activities, net of tax of $1,396	—	(2,277)	—
Losses deferred on qualifying cash flow hedges, net of tax of $586 and $1,543, respectively	(956)	(2,517)	—
Reclassification adjustment for cash flow hedging losses recognized in net loss, net of tax of $2,390 and $582, respectively	3,900	950	—

Total other comprehensive income (loss)	2,944	(3,844)	—

Total comprehensive loss	$(480,206)	$(21,423)	$(68,252)

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Promissory Notes	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1999	$—	$670	$648,254	$(323)	$—	$(72,343)	$—	$576,258
Issuance of preferred stock (Note 10)	37	—	14,963	—	—	—	—	15,000
Cumulative preferred dividends (Note 10)	—	—	—	—	—	(333)	—	(333)
Common stock issued to senior subordinated noteholders (Note 9)	—	70	21,644	—	—	—	—	21,714
Employee stock purchases (Note 22)	—	1	394	—	—	—	—	395
Retirements of stock	—	—	(164)	—	—	—	—	(164)
Payment on officer promissory notes	—	—	—	96	—	—	—	96
Net loss	—	—	—	—	—	(68,252)	—	(68,252)

Balance at December 31, 2000	37	741	685,091	(227)	—	(140,928)	—	544,714
Receipt of shares from former management (Notes 13 and 21)	—	—	—	—	(15,653)	—	—	(15,653)
Distribution of shares to shareholder class (Notes 13 and 21)	—	—	113	—	2,387	—	—	2,500
Employee stock purchases, restricted stock awards and stock options exercised (Note 22)	—	2	378	—	—	—	—	380
Cumulative preferred dividends (Note 10)	—	—	—	—	—	(1,253)	—	(1,253)
Payment on officer promissory notes	—	—	—	187	—	—	—	187
Net loss	—	—	—	—	—	(17,579)	—	(17,579)
Adoption of FAS 133 (Note 16)	—	—	—	—	—	—	(2,277)	(2,277)
Other comprehensive loss (Note 16) …	—	—	—	—	—	—	(1,567)	(1,567)

Balance at December 31, 2001	37	743	685,582	(40)	(13,266)	(159,760)	(3,844)	509,452
Issuance of warrants	—	—	4,362	—	—	—	—	4,362
Employee stock purchases, restricted stock awards, stock options exercised and other (Note 22)	—	2	622	40	—	—	—	664
Distribution of shares to shareholder class (Notes 13 and 21)	—	27	(5,793)	—	13,266	—	—	7,500
Cumulative preferred dividends (Note 10)	—	—	—	—	—	(1,353)	—	(1,353)
Net loss	—	—	—	—	—	(483,150)	—	(483,150)
Other comprehensive gain (Note 16) …	—	—	—	—	—	—	2,944	2,944

Balance at December 31, 2002	$37	$772	$684,773	$—	$—	$(644,263)	$(900)	$40,419

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(483,150)	$(17,579)	$(68,252)
Cumulative effect of change in accounting, net of tax	167,379	—	12,161
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	29,558	28,746	25,627
Amortization	18,324	47,905	47,708
Deferred income taxes	146,756	(6,828)	(31,850)
Issuance of warrants	1,779	—	—
Non-cash plant closure and asset impairment charges	47,156	—	—
Intangible asset impairment charges	67,091	—	—
Non-cash restructuring cost	—	—	3,094
Recognition of loss on derivatives	12,050	10,641	—
Receipt of shares from former management	—	(15,653)	—
Recognition of liability to shareholder class	—	10,000	—
Non-cash other financial, legal and accounting expense	—	—	17,714
(Gain) loss on disposal of fixed assets and other, net	309	273	(303)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	41,083	29,964	(26,768)
Decrease in inventories	5,527	4,759	18,352
(Increase) decrease in prepaid expenses and other current assets	(5,183)	1,151	15,211
Increase (decrease) in accounts payable	(27,405)	22,878	(37,707)
Decrease in accrued liabilities	(11,116)	(15,356)	(30,924)
Decrease in other non-current liabilities	(7,558)	(6,356)	(576)

Net cash provided by (used by) operating activities	2,600	94,545	(56,513)

Cash flows from investing activities:
Additions to property, plant and equipment	(20,161)	(20,113)	(12,780)
Additions to other non-current assets	(2,911)	(4,873)	(4,034)
Proceeds from sale of assets	4,190	66	1,176
Payment for acquisition of businesses	—	—	(7,984)

Net cash used in investing activities	(18,882)	(24,920)	(23,622)

Cash flows from financing activities:
Proceeds (repayments) from senior secured revolving debt facility	25,900	(32,300)	54,400
Repayment of debt	(38,039)	(32,966)	(27,980)
Proceeds from senior secured financing	35,000	—	—
Proceeds from senior unsecured financing from related parties (Note 9)	24,250	—	—
Increase (decrease) in accounts receivable sold	(18,467)	(5,263)	38,565
Issuance of preferred stock	—	—	15,000
Capital contributions, repayment of officer promissory notes and other	358	563	492
Debt issuance and equity offering costs	—	—	(132)

Net cash provided by (used by) financing activities	29,002	(69,966)	80,345

Increase (decrease) in cash and cash equivalents	12,720	(341)	210
Cash and cash equivalents, beginning of period	184	525	315

Cash and cash equivalents, end of period	$12,904	$184	$525

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

Operations

Aurora Foods Inc. (the “Company”) produces and markets branded food products that are sold across the United States. The Company groups its business in three operating segments: retail, food service and other distribution channels. Many of the Company’s brands are sold through each of the segments. The retail distribution segment includes all of the Company’s brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The food service segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug and chain stores, as well as exports from the United States.

The principal trademarks owned or licensed by the Company are Duncan Hines®, Lender’s®, Log Cabin®, Mrs. Butterworth’s®, Van de Kamp’s®, Mrs. Paul’s®, Aunt Jemima®, Celeste®, and Chef’s Choice®.

The Company produces its Van de Kamp’s and Mrs. Paul’s frozen seafood products primarily at its Erie, Pennsylvania, and Jackson, Tennessee manufacturing facilities. The Company produces its Aunt Jemima frozen breakfast products at its Jackson, Tennessee and Erie, Pennsylvania facilities and its Celeste® frozen pizza products at the Jackson, Tennessee facility. The Company produces its Lender’s frozen, refrigerated and fresh bagel products at its Mattoon, Illinois facility. The Company’s Chef’s Choice products were packaged at the Yuba City, California facility, but production is scheduled to be moved to contract manufacturers due to the closure of the Yuba City facility in early 2003. Duncan Hines cake mixes, brownie mixes, specialty mixes and frosting products are produced by contract manufacturers. The Company’s syrup products are primarily produced in the Company’s manufacturing and distribution facility in St. Elmo, Illinois.

Divestiture Activities

As part of the agreements to obtain additional financing in 2002 and to amend the provisions of the Company’s senior debt facilities during 2002 and early 2003, the Company has agreed to make repayments of a portion of its outstanding senior secured borrowings from the net cash proceeds received from sales of assets or businesses owned by the Company. Required repayments from sales of assets or businesses are $100 million by June 30, 2003, an additional $125 million by September 30, 2003, and an additional $100 million by March 31, 2004. Failure to meet the required repayments of senior secured debt would result in significant cash and interest rate penalties for the Company.

During 2002, the Company engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. as joint financial advisors to assist it in reviewing a range of strategic alternatives, including the sale of one or more of the Company’s lines of business, with the net cash proceeds from any such sale being used to repay senior secured debt. J.P. Morgan Securities Inc. is an affiliate of JP Morgan Chase Bank, Administrative Agent and lead Lender under the Company’s senior secured debt agreements. The focus of the divestiture process has been on the Company’s frozen foods businesses, including Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfast, Celeste frozen pizza and Chef’s Choice frozen skillet meals. The Company is in the process of receiving and evaluating final bids for the various frozen foods businesses, and expects to complete one or more asset sales in the near future.

Due to the uncertainty inherent in the divestiture process, the Company cannot assure that it will be able to reach final agreements to sell one or more of its lines of business, nor can it guarantee that cash proceeds from the asset sales, if they were to occur, would be sufficient to meet all required debt repayments. Also see Note 9.

Liquidity

The Company remains highly leveraged. At December 31, 2002, the Company has outstanding approximately $1.09 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. Absent the waivers and amendments to the Company’s senior secured debt agreement and the additional financing obtained in 2002 (See Note 9), the Company would not have been able to remain in compliance with provisions of its debt agreements or fund its debt service obligations.

Based on the Company’s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations. The Company’s ability to access its available liquidity under the revolver and receivable sale facility are dependent on the Company’s continued compliance with the covenants in the senior secured debt agreement. Demand for the food products that the Company sells is historically stable, and the Company believes that it will grow its operating earnings as costs continue to be reduced as a result of the 2002 plant closings and from future operating efficiencies, as well as from improvements in its trade spending efficiency, offset in part by increased prices for certain raw materials commodities and fuel costs in 2003. Capital expenditures are anticipated to decrease from 2002 levels, and the Company expects overall working capital requirements to decline. Even with the expected continued favorable market interest rates, cash interest expense is likely to remain about flat as debt amortization payments continue to reduce debt, offset by increases in the Company’s effective interest rates due to the higher interest rate spread paid by the Company as a result of the February 21, 2003 amendment to the senior secured debt agreement. Cash generated from asset sales will be used to pay down senior secured debt.

Note 2—Significant Accounting Policies and Change in Accounting Methods

The policies utilized by the Company in the preparation of the consolidated financial statements conform to generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual amounts could differ from these estimates and assumptions. The Company uses the accrual basis of accounting in the preparation of its financial statements. Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions are eliminated.

Accounting Changes

Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This consensus had the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of net sales. As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12.2 million has been recognized as an expense in the Statement of Operations for the year ended December 31, 2000.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative adjustment from adoption, net of tax, of $2.3 million in Other Comprehensive Loss. See Note 16.

Effective January 1, 2002, the Company adopted the consensus reached in EITF 00-25 and 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),

which required that certain items which had been classified as trade promotions expense in prior years be reclassified as reductions of net sales. Adoption of the consensus had no impact on cash flow or the reported amounts of operating income for any period. Following this change, all payments made by the Company to direct and indirect customers to promote and facilitate the sale of the Company’s products are reflected as reductions of net sales. Prior year amounts in the accompanying statement of operations have been reclassified to conform with this new presentation.

Net sales for 2001 and 2000 were reduced by approximately $194.0 million and $179.1 million, respectively, as a result of the adoption of this standard.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized, on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method.

During the first quarter of 2002, the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company’s tradenames. Amortization of the tradenames ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the tradenames based on valuations performed by outside parties using the excess earnings approach. The fair value of all tradenames exceeded their net carrying value except for the Lender’s and Celeste tradenames. The net carrying value for these two tradenames was in excess of their fair value by $155.6 million, which was recorded, net of tax of $60.7 million, as a cumulative effect of a change in accounting principle.

The two-step method used to evaluate recorded amounts of goodwill for possible impairment involves comparing the total fair value of each reporting unit, as defined, to the recorded book value of the reporting unit. If the book value of the reporting unit exceeds the fair value of the reporting unit, a second step is required. The second step involves comparing the fair value of the reporting unit less the fair value of all identifiable net assets that exist (the “residual”) to the book value of goodwill. Where the residual is less than the book value of goodwill for the reporting unit, an adjustment of the book value down to the residual is required.

Results of the first step of the Company’s impairment test of goodwill, completed during the second quarter of 2002, indicated goodwill impairment in two of the Company’s reporting units. Independent valuations using the excess earnings and market comparable approaches indicated the fair value of each reporting unit exceeded the book value for each reporting unit except for the Company’s seafood and Chef’s Choice businesses, primarily in the retail segment, due principally to changes in business conditions and performance relative to expectations at the time of acquisition. Based on the results of the first step, the Company recorded an estimated goodwill impairment charge, as of January 1, 2002, for the seafood and Chef’s Choice reporting units, in the statement of operations as a cumulative effect of a change in accounting principle.

The Company completed the second step of its goodwill impairment test for the seafood and Chef’s Choice reporting units during the fourth quarter of 2002. The results of the second step indicated that the book value of goodwill for the seafood and Chef’s Choice reporting units, as of January 1, 2002, exceeded the fair value of those two reporting units, less the fair value of all identifiable net assets, by $94.1 million. Consequently, the Company has recorded an additional charge in the statement of operations as a cumulative effect of a change in accounting principle. The final goodwill impairment charge of $94.1 million, net of tax of $21.6 million, has been recorded in the statement of operations as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

The adoption of FAS 142 resulted in total impairment charges to goodwill and tradenames of $249.6 million, which has been recorded, net of tax of $82.3 million, as a cumulative effect of a change in accounting principle, effective as of January 1, 2002.

Effective January 1, 2002, with the adoption of FAS 142, the Company reclassified $1.6 million of other intangibles to goodwill to comply with new intangible asset classification guidelines in FAS 142.

The following schedule shows net loss and net loss per share adjusted to exclude the Company’s amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) as if such amortization expense had been discontinued in 2001 and 2000 (in thousands):

	Fiscal year ended December 31,
	2002	2001	2000
Reported net loss available to common stockholders before cumulative effect of change in accounting	$(317,124)	$(18,832)	$(56,424)
Add back:
Goodwill amortization	—	14,453	12,991
Intangible amortization	—	9,551	8,490

Adjusted net income (loss) available to common stockholders	$(317,124)	$5,172	$(34,944)

Basic and diluted income (loss) per share available to common stockholders:
Reported net loss	$(4.31)	$(0.26)	$(0.81)
Add back:
Goodwill amortization	—	0.20	0.19
Intangible amortization	—	0.13	0.12

Adjusted net income (loss)	$(4.31)	$0.07	$(0.50)

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth. The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will account for any divestiture activities in fiscal 2003 or future periods in accordance with FAS 146.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“FAS 148”). FAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), to provide alternative methods of transition when an entity changes from the intrinsic value method to the fair-value method of accounting for stock-based employee compensation. FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosure about the effects of stock based compensation by requiring pro forma data to be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, FAS 148 requires that the information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company intends to continue accounting for stock-based employee compensation using the intrinsic value method and does not believe FAS 148 will have a material impact on the Company’s financial position and results of operations, apart from the additional disclosure requirements of FAS 148.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements Nos. 5, 57 and 107 and recession of FASB Interpretation No. 34. FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others; as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. The Company does not have any significant commitments within the scope of FIN 45, except as disclosed in the footnotes to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value and have been reduced by an estimated allowance for excess, obsolete and unsaleable inventories. The estimate is based on managements’ review of inventories on hand and its age, compared to estimated future usage and sales. Cost is determined using the first-in first-out (FIFO) method. Inventories include the cost of raw materials, packaging, labor and manufacturing overhead, spare parts and distribution costs incurred prior to sale.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets ranging from two to thirty years. Costs that improve an asset or extend its useful life are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $29.6 million, $28.7 million and $25.6 million, respectively.

Depreciable lives for major classes of assets are as follows:

Computers	3–5 years
Furniture and fixtures	2–8 years
Machinery and equipment	3–15 years
Buildings and improvements	20–30 years

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include goodwill, trademarks and various identifiable intangible assets purchased by the Company and are accounted for in accordance with FAS 142. FAS 142 requires the cessation of amortization of goodwill and other indefinite-lived intangibles as of January 1, 2002. The Company performs annual impairment tests for these assets as well as interim impairment tests in the event of certain triggering events. At the adoption of FAS 142 on January 1, 2002, the Company determined that, in addition to goodwill, the Company’s tradenames are also indefinite-lived assets. Prior to this determination, the Company had amortized its tradenames over 40 years. The remaining intangible assets consisting primarily of formulas and recipes, and customer lists are classified as finite-lived assets and are being amortized over their remaining useful life. Amortization of other intangible assets, excluding amortization of amounts included in other assets, charged against income for the year ended December 31, 2002 was $6.5 million. Amortization of goodwill and other intangible assets, excluding amortization of amounts included in other assets, charged against income for the years ended December 31, 2001 and 2000 was $39.8 million and $39.9 million, respectively.

Long-Lived Assets

The Company periodically assesses the net realizable value of its noncurrent assets and recognizes an impairment when the recorded value of these assets exceed the undiscounted cash flows expected in future periods. Such assessments in 2002 resulted in an adjustment to the value of fixed assets. See Note 12.

Other Assets

Other assets consist of deferred loan acquisition costs, systems software, packaging design and plates, and other miscellaneous assets. Deferred loan acquisition costs are being amortized using the effective interest method over the terms of the respective debt. Software and packaging design costs are amortized over 5 years and 3 years, respectively, on a straight line basis. Aggregate amortization of deferred loan acquisition costs and other assets charged against income for the years ended December 31, 2002, 2001 and 2000 was $7.7 million, $8.4 million and $7.9 million, respectively.

Revenue Recognition

Revenue is recognized upon shipment of product and transfer of title to customers. Sales and returns and allowances are included in net sales. Amounts billed to customers for freight and handling are included in net sales. The costs of freight and handling are included in brokerage and distribution expense. Such amounts were $82.4 million, $81.0 million and $80.9 million in 2002, 2001 and 2000, respectively.

Disclosure About Fair Value of Financial Instruments

The estimated fair market value of the Company’s senior secured debt, senior unsecured debt and senior subordinated notes at December 31, 2002, based on market prices, was $565.9 million, $16.9 million and $200.0 million, respectively. See Note 9. The fair value of the Company’s interest rate agreements was a liability of $15.8 million and is reflected in other liabilities in the December 31, 2002 Consolidated Balance Sheet. See Note 16. The book value of the Company’s current assets and current liabilities approximates their fair value.

Derivative Instruments

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively the Statement), on January 1, 2001. As required by the Statement, the Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of the derivative instruments are recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. See Note 16.

Concentration of Credit Risk

The Company sells its products to retail supermarkets and grocery stores, foodservice operators and other distribution channels. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and had no significant concentration of credit risk at December 31, 2002.

Significant Customers

Sales to one of the Company’s customers and its affiliates were approximately 18% and 14% of net sales in 2002 and 2001, respectively.

Income Taxes

Deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is recorded on deferred tax assets if the Company believes that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance was recorded in 2002. See Note 17.

Advertising Expenses

Advertising expenses are included in consumer marketing and include the costs to produce, distribute and run print media, television and radio advertising for the Company’s products. Such costs are expensed ratably over the calendar year when first used in relation to sales volume.

Trade Promotion Costs

Costs of trade promotions include the costs paid to retailers to promote the Company’s products and are recorded as a reduction of sales. Such costs include amounts paid to customers for space in retailers’ stores (“slotting fees”), amounts paid to provide in-store samples of the Company’s products to consumers, amounts paid to incent retailers to offer temporary price reductions in the sale of the Company’s products to consumers and amounts paid to obtain favorable display positions in the retailers’ stores. These incentives are offered to customers in lump sum payments and as rate per unit allowances as dictated by industry norms. The Company expenses slotting fees in the calendar year incurred and expenses other trade promotions in the period during which the promotions occur. The expense recorded necessarily requires management to make estimates and assumptions as to the success of the promotion and the related amounts which will be due to or deducted by the Company’s customers in subsequent periods.

Consumer Coupons

Costs associated with the redemption of consumer coupons are recorded at the later of the time coupons are circulated or the related products are sold by the Company, and are reflected as a reduction of net sales. The Company’s liability for coupon redemption costs at the end of a period is based upon redemption estimates using historical trends experienced by the Company. Costs associated with the production and insertion of the Company’s consumer coupons are recorded as a component of consumer promotion expense.

Stock Based Compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are more fully described in Note 22. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three years ended December 31, if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share).

	2002	2001	2000
Reported net loss available to common stockholders	$(484,503)	$(18,832)	$(68,585)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(2,173)	(3,063)	(1,734)

Pro forma net loss available to common stockholders	$(486,676)	$(21,895)	$(70,319)

Reported diluted loss per share available to common stockholders	$(6.59)	$(0.26)	$(0.99)

Pro forma diluted loss per share available to common stockholders	$(6.62)	$(0.30)	$(1.02)

Other Comprehensive Income

Other comprehensive income relates to cash flow hedges recorded in accordance with FAS 133. Accumulated other comprehensive income at December 31, 2002 and 2001 is solely related to the deferral of gains and losses associated with the cash flow hedges.

Note 3—Supplemental Cash Flow Disclosure

Cash interest payments, net of amounts capitalized, in the years ended December 31, 2002, 2001 and 2000, were $97.8 million, $105.0 million and $111.7 million, respectively. No cash income taxes were paid in the years ended December 31, 2002 and 2001, while $0.2 million of cash income taxes were paid in the year ended December 31, 2000. Cumulative preferred stock dividends unpaid at December 31, 2002 were $2.9 million. Additions to deferred financing costs in 2000, in the amount of $4.0 million, were paid in common stock. See Note 9. During the third quarter of 2001, the Company entered into a 10 year lease of a facility for its product development center. This lease has been treated as a capital lease for accounting purposes. Accordingly, the present value of the minimum lease payments of $2.0 million was recorded as property, plant and equipment and as a capitalized lease obligation, the remaining balance of which has been included in debt in the accompanying consolidated balance sheet at December 31, 2002. During May 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the stockholder settlement, described in Note 13. On September 6, 2002, the Company distributed 5,319,149 shares of common stock to the settlement class as settlement for the remaining $7.5 million of the common stock portion of the stockholder settlement.

Note 4—Sale of Accounts Receivable

In April 2000, the Company entered into an agreement to sell, on a periodic basis, specified accounts receivable in amounts of up to $60 million. The facility has subsequently been amended to reduce the maximum amount of receivable sales to $30 million and currently extends to September 30, 2003. Under terms of the receivable sales agreement, receivables are sold at a discount that effectively yields an interest rate to the purchaser of prime plus 2.5% to 3.0%. The Company sells receivables on a weekly or twice weekly basis and has the ability to sell additional receivables as previously sold receivables are collected. As such, the receivables sale facility effectively acts in a manner similar to a secured revolving credit facility, although it is reflected on the balance sheet as a reduction in accounts receivable and not as debt since the credit risk associated with the collection of accounts receivable sold has been transferred to the purchaser. As of December 31, 2002 and 2001, the Company had received a net $14.8 million and $33.3 million, respectively, from the sale of accounts receivable. The total discount on amounts sold in 2002 and 2001 was approximately $2.3 million and $3.4 million, respectively, and is included in interest expense.

Note 5—Inventories

Inventories, net of reserves of $9.9 million and $3.3 million, respectively, consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$11,966	$17,507
Work in process	281	98
Finished goods	75,480	74,686
Packaging and other supplies	6,953	7,269

	$94,680	$99,560

At December 31, 2002, the Company had commitments to buy raw materials of $66.8 million in 2003 and had no commitments beyond 2003.

During the third and fourth quarters of 2002, the Company recorded additional charges for excess and obsolete inventory of approximately $9.0 million. These charges related to inventory which had become aged, primarily due to certain distribution losses in seafood and declining sales of certain Chef’s Choice products, as well as the Company’s transition plans to reduce operating complexity, to reduce inventories and eliminate a significant number of low volume product offerings.

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Land	$3,518	$3,703
Buildings and improvements	31,061	31,930
Machinery and equipment	230,283	252,194
Furniture and fixtures	3,932	3,886
Capital lease	1,972	1,972
Computer equipment	4,466	3,940
Construction in progress	1,852	12,306

	277,084	309,931
Less accumulated depreciation	(105,514)	(77,281)

	$171,570	$232,650

During 2002, 2001 and 2000, the Company capitalized interest costs of $0.2 million, $0.1 million and $0.2 million, respectively. At December 31, 2002, the Company did not have any significant commitments for facility construction or machinery and equipment purchases. In the fourth quarter of 2002, the Company recorded a charge for permanently impaired fixed assets. See Note 12.

Note 7—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	December 31,
	2002	2001
Goodwill	$634,346	$798,263
Trademarks	362,231	493,187
Other intangibles	49,164	87,594

	1,045,741	1,379,044
Less accumulated amortization	(141,871)	(149,392)

	$903,870	$1,229,652

The following table summarizes the intangibles as of December 31, 2002 (in thousands):

	Carrying Value
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Recipes and formulations	$32,779	$19,838	$12,941
Chef’s Choice tradename …	8,769	769	8,000
Other	16,385	10,887	5,498

Total	$57,933	$31,494	26,439

Trademarks not subject to amortization			317,747

Net carrying value of intangible assets			$344,186

Amortization of other intangible assets, charged against income for the year ended December 31, 2002 was $6.5 million. The following table summarizes the estimated annual amortization expense of other intangible assets for each of the next five years.

Year	Annual Amortization
2003	$8.7
2004	7.7
2005	5.2
2006	1.7
2007	1.7

The Company has set December 31 as the date that it performs its annual impairment test of goodwill and other indefinite-lived intangible assets. Independent valuations completed as of December 31, 2002, using the excess earnings and market comparable approaches indicated that the book value of the goodwill for the Company’s Lender’s, Celeste and Chef’s Choice reporting units exceeded the fair value of the goodwill for those reporting units by approximately $64.7 million, primarily in the retail segment. In addition, the December 31, 2002 impairment tests indicated that the book value of the Chef’s Choice tradename exceeded its fair value by approximately $2.4 million. Based on these results, the Company recorded a charge for goodwill and tradename impairment in the statement of operations of $67.1 million. The decline in the fair value of these business units was primarily due to increased competition within the categories in which these brands compete, declining operating results and cash flows during 2002, and revised long term plans for these brands.

Due to the impairment of the Chef’s Choice tradename and the increased competition within the home meal replacement category, the Company determined that the life of the Chef’s Choice tradename should be changed to a finite life of three years.

Note 8—Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Marketing and promotion expenses	$14,168	$21,063
Interest	19,021	17,403
Brokerage and distribution expenses	6,804	13,753
Employee related expenses	13,424	15,800
Legal and professional	976	1,796
Liability to shareholder class (Note 21)	—	7,500
Plant closing expenses (Note 12)	2,544	—
Other	3,471	3,102

	$60,408	$80,417

Note 9—Long Term Debt

Long term debt consists of the following (dollars in thousands):

	December 31,
	2002	2001

SENIOR SECURED DEBT

Senior secured tranche A debt; weighted average interest rate of 5.30% at December 31, 2002; principal due in quarterly installments through June 30, 2005; floating interest rate at the prime rate plus 2.75%, or alternatively, the one, three or six month Eurodollar rate plus 3.75% payable monthly or at the termination of the Eurodollar contract interest period	108,814	$143,437

Senior secured tranche B debt; weighted average interest rate of 5.79% at December 31, 2002; principal due in quarterly installments through September 30, 2006; before unamortized discount on Supplemental Tranche B of $2,354 at December 31, 2002 and $0 at December 31, 2001; floating interest rate at the prime rate plus 3.25%, or alternatively, the one, three or six month Eurodollar rate plus 4.25% payable monthly or at the termination of the Eurodollar contract interest period .	401,446	367,228

Senior secured revolving debt; weighted average interest rate of 5.78% at December 31, 2002; principal due June 30, 2005; floating interest rate at the prime rate plus 2.75%, or alternatively, the one, three or six month Eurodollar rate 3.75% payable monthly or at the termination of the Eurodollar contract interest period	153,600	127,700

SENIOR UNSECURED PROMISSORY NOTES

Senior unsecured promissory notes issued to related parties June 27, 2002 at a par value of $25,000 less a discount of $3,333; before unamortized discount of $ 3,049 at December 31, 2002; interest rate of 12% payable each January 1 and July 1; matures October 1, 2006	25,000	—

SENIOR SUBORDINATED NOTES

Senior subordinated notes issued July 1, 1998 at par value of $200,000; coupon interest rate of 8.75% with interest payable each January 1 and July 1, matures July 1, 2008 .	200,000	200,000

Senior subordinated notes issued July 1, 1997 at par value of $100,000 plus premium of $2,500; net of unamortized premium of $1,349 and $ 1,605 at December 31, 2002 and December 31, 2001, respectively; coupon interest rate of 9.875% with interest payable each August 15 and February 15; matures on February 15, 2007	100,000	100,000

Senior subordinated notes issued February 10, 1997 at par value of $100,000; coupon interest rate of 9.875% with interest payable each August 15 and February 15; matures on February 15, 2007 .	100,000	100,000

	1,088,860	1,038,365

Capital lease obligations	1,833	1,931

	1,090,693	1,040,296

Less: Unamortized discount on Supplemental Tranche B senior secured debt	(2,354)	—
Less: Unamortized discount on senior unsecured promissory notes	(3,049)	—
Add: Unamortized premium on senior subordinated notes	1,349	1,605

	1,086,639	1,041,901
Less: Current maturities of long term debt	(43,259)	(37,970)

Long term debt	$1,043,380	$1,003,931

Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):

2003	$43,259
2004	48,218
2005	182,047
2006	415,868
2007	200,222
Thereafter	201,079

Total	$1,090,693

Senior Secured Debt

The Company’s amended and restated senior secured credit agreement dated November 1, 1999, as amended, with a group of lending institutions provided for term borrowings of $600 million, with quarterly repayments of principal and a $175 million revolving credit facility, subject to reductions for outstanding letters of credit. At December 31, 2002, adjusting for outstanding letters of credit of $8.0 million, the Company had unused borrowing availability of $13.4 million on the revolving debt facility. The Agreement requires a commitment fee of 0.50% per annum payable monthly on the unused portions of the revolving debt facility. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

The Agreement, as amended, included restrictive covenants, which for 2002, did not permit additional indebtedness, except for nominal amounts and obligations incurred in the normal course of business, limited capital expenditures to $30.0 million, did not permit the payment of cash dividends and required the Company to maintain ratios of interest and fixed charge coverage and total and senior debt leverage.

The Senior Secured Debt facility which had been amended in 2000, was further amended on February 7, 2001. The amendment included provisions that:

•	further amended the financial covenants for 2001;

•	increased the interest rate spread on borrowings made pursuant to the facility by 0.25%;

•	affirmed the ability of the Company to continue to sell accounts receivable up to a maximum of $60 million; and

•	provided for a further increase in the interest rate spread of 0.25% in the event that the Company did not realize net cash proceeds of $90 million from the sale of assets prior to June 30, 2001.

During the third quarter of 2001, the Company’s senior secured debt agreement was amended to provide that for third quarter covenant purposes, the proceeds from an asset sale anticipated to occur in October 2001 would be applied as if it had occurred in the third quarter. In the event that the asset sale did not occur, the lending agreement was further amended to reset the senior leverage covenant, in return for a contingent fee, in the event that the Company would not otherwise have met its senior leverage covenant. The asset sale did not occur and the amendment was necessary to keep the Company within the senior leverage covenant. Consequently, the Company paid a $428,000 fee in October 2001 to reset the third quarter covenant.

In December, 2001 the Company obtained a waiver of its December 31, 2001 maximum leverage and maximum senior leverage financial covenants, subject to meeting newly set maximum amounts, which the Company met.

In February 2002, the Company’s senior secured debt agreement was amended, with provisions to allow for the potential issuance of additional senior subordinated notes to replace the current receivables purchase facility and to further amend the financial covenants for periods through March 31, 2003.

In March 2002, the Company received a waiver of a specific technical provision of the senior secured debt agreement which would have otherwise required the Company to prepay approximately $20 million of this facility.

On May 1, 2002, the senior secured debt agreement was further amended to revise certain of the financial covenants for future interim periods in 2002 and to provide for the exclusion of (1) approximately $20.1 million of expenses recorded by the Company in the quarter ended March 31, 2002, and (2) fees and expenses associated with the provisions of the amendment, for purposes of the financial covenant calculations at March 31, 2002 and future periods. In addition, the Company provided a revised 2002 business plan to the Administrative Agent, met with the lenders to discuss the Company’s business and assisted a consultant, chosen by the Administrative Agent and at the Company’s expense, in reviewing the Company’s business plan and trade promotion systems along with cash flow projections and liquidity. As a condition to the amendment, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co., Inc. (the “Investors”) entered into a Revolving Loan Subordinated Participation Agreement, pursuant to which they agreed to purchase, on a subordinated basis, a participation of $10 million of the Company’s outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued for this service was subject to adjustment by the Special Committee of the Board of Directors, in consultation with outside advisors, and was not to exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and the additional financing described below. In August 2002, the Special Committee of the Board of Directors reduced the number of warrants from 718,230 to 300,000, and as a result, the Company recorded a reduction of expense in the third quarter of approximately $2.5 million.

On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $37.6 million of Supplemental Tranche B financing that was obtained from new term loans under an amendment to the Company’s existing credit facility with various lenders. The terms and conditions of this financing are identical to the Tranche B Term Loans under the Company’s existing senior credit facility. These Supplemental Tranche B loans were purchased at a discount of approximately $2.6 million. The Company received $35.0 million in proceeds from this additional financing on July 2, 2002. The remaining portion of the financing package consisted of $25 million of Senior Unsecured Promissory Notes issued to the Investors, described below. The Company used the new capital to reduce debt under the senior secured revolving debt facility and for working capital purposes.

The June 27, 2002 amendment to the senior secured debt agreement revised certain of the financial covenants for future periods through September 30, 2003, and provided for the exclusion of fees and expenses associated with the amendment for purposes of the financial covenant calculations at June 30, 2002 and future periods. The amendment also provided for an excess leverage fee of 1.5% of average borrowings under the term loans and revolving credit facility for the period September 30, 2002 through September 30, 2003 and additional pay-in-kind interest of 1% per year on the average borrowings under the term loans and revolving credit facility from the date of the amendment until the date net cash proceeds of $200 million are received, in each case, payable only in the event the Company did not realize net cash proceeds of $200 million from the sale of assets prior to September 30, 2003. The amendment also reduced the maximum amount of receivables subject to sale under the receivable sales agreement from $42.0 million to $30.0 million.

At December 31, 2002, the Company was not in compliance with certain financial covenants of its senior secured debt agreement.

On February 21, 2003 the Senior Secured Debt Facility was further amended. The amendment included provisions that:

•	further amended the financial covenants for periods through September 30, 2004, which amended or established covenants related to operating performance and certain expense levels, reduced the allowable capital expenditures for 2003 to $20 million and eliminated the financial covenants associated with interest and fixed charge coverage and total and senior debt leverage;

•	waived certain existing defaults of financial covenants;

•	affirmed the ability of the Company to continue to sell accounts receivable up to a maximum of $30 million through September 30, 2003;

•	increased the interest rate spread on borrowings made pursuant to the facility by 0.75%, until such time as the Company has received at least $275.0 million of net cash proceeds from the sale of assets, at which time the increase will be reduced to 0.50%;

•	provided for an excess leverage fee of 3.50% of the aggregate amount of term loan and revolving credit facility borrowings outstanding on the amendment date. Such fee is to be paid out of net cash proceeds from the sale of assets and will not be required if the Company receives net cash proceeds of at least $100.0 million by June 30, 2003 and an additional $125.0 million by September 30, 2003, or failing to meet the June 30, 2003 requirement, if aggregate net cash proceeds of $325.0 million are received by September 30, 2003;

•	provided for an additional fee of 1.75% of the average term loan and revolving credit facility borrowings from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325.0 million from the sale of assets by March 31, 2004;

•	provided for the exclusion of certain expenses, not to exceed $18 million, recorded by the Company in the fourth quarter of 2002 for purposes of the financial covenants at December 31, 2002.

With the waiver and amendment discussed above, the Company is in compliance with the provisions of the senior secured debt agreement, as amended, and anticipates remaining in compliance throughout fiscal 2003. The Company’s ability to access its available liquidity under the revolver and receivable sale facility are dependent on the Company’s continued compliance with the covenants in the senior secured debt agreement.

Senior Unsecured Promissory Notes

The Company’s additional financing package completed on June 27, 2002 included $25 million of financing in the form of senior unsecured promissory notes (the “Notes”) from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the cash discount, as part of the senior unsecured note agreement, the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants, which was recorded as additional debt discount in the third quarter of 2002, and is being amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated. The Company did not pay the cash interest due on the Senior Unsecured Promissory Notes at January 1, 2003, and as a result, the unpaid interest will accrue at the default rate mentioned above.

Senior Subordinated Notes

On February 10, 1997, the Company issued $100.0 million of senior subordinated notes. On July 1, 1997, the Company issued $100.0 million of senior subordinated notes at a premium in the amount of $2.5 million. The unamortized balance of the premium on these at December 31, 2002 and 2001 was $1.3 million and $1.6 million, respectively.

The Company may redeem the two notes issued in 1997 at any time after February 15, 2002, at the redemption price together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company had the option at any time prior to February 15, 2002 to redeem the Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company has not redeemed the Notes and if a Change of Control occurs after February 15, 2002, the Company is required to offer to repurchase the Notes at a price equal to 101% together with accrued and unpaid interest.

On July 1, 1998, the Company issued $200.0 million of senior subordinated notes (the “1998 Notes”). The Company may redeem the 1998 Notes at any time after July 1, 2003, at the redemption price together with accrued and unpaid interest. In addition, the Company may redeem $70.0 million of the 1998 Notes at any time prior to July 1, 2003 subject to certain requirements, with the cash proceeds received from one or more Subsequent Equity Offerings (as defined), at a redemption price of 108.75% together with accrued and unpaid interest. Upon a Change in Control (as defined), the Company has the option at any time prior to July 1, 2003, to redeem the 1998 Notes at a redemption price of 100% plus the Applicable Premium (as defined), together with accrued and unpaid interest. If the Company has not redeemed the 1998 Notes and if a Change of Control occurs after July 1, 2003, the Company is required to offer to repurchase the 1998 Notes at a price equal to 101% together with accrued and unpaid interest.

The senior subordinated note indentures include restrictive covenants, which limit additional borrowings, cash dividends, sale of assets, mergers and the sale of stock. As a result of the adjustments to the Company’s unaudited interim financial results for the first, second and third quarters of 1999 and the third quarter of 1998, and adjustments to its audited financial results for the year ended December 1998, the Company was in default under its indentures.

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

The common stock issued in connection with the consent solicitation noted above was valued by the Company at the closing market price on September 20, 2000, less a 12.5% discount to reflect that the shares are subject to transfer restrictions under securities laws. The total increase to common stock and paid-in-capital of $21,714,000 was allocated, based on independent valuations, to other assets as deferred financing costs ($4 million), with the balance ($17,714,000) recorded as other financial, legal and accounting expense in the accompanying Statement of Operations.

Interest Rate Agreements

See Note 16.

Note 10—Preferred Stock

In September, 2000, the Company issued to certain entities affiliated with current stockholders, in exchange for $15 million, 3,750,000 shares of Series A Convertible Cumulative Preferred Stock (“Series A Preferred Stock”), in connection with the senior subordinated noteholders consent solicitation (see Note 9). The shares have a par value of $0.01 per share, pay a cumulative dividend in arrears of 8% and have a liquidation preference value of the greater of (i) $4.00 per share, plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date or (ii) the amount payable with respect to the number of shares of Common Stock into which the shares of Preferred Stock plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date could be converted (assuming the conversion of all outstanding shares of Preferred Stock immediately prior to the liquidation). The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any and unpaid dividends since the last payment date, divided by the initial conversion price of $3.35 (the “Conversion Price”). The Conversion Price is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The issuance of warrants on May 1, 2002 (as adjusted) and July 8, 2002, as described in Note 9, activated certain anti-dilution provisions of the Company’s convertible preferred stock. Due to the issuance of warrants, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company’s common stock, if converted, was reduced from $3.35 per share to $3.24 per share. Based on the liquidation preference value at December 31, 2002, these changes would result in the issuance of approximately 5.5 million additional common shares, if converted. The Series A Preferred Stock converts at the Company’s option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price. Preferred dividends, to the extent they are paid, will be paid in the form of additional Preferred Stock until such time as the restrictions on payments of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will consider how future dividends will be paid. Unpaid accumulated preferred dividends at December 31, 2002 and 2001 were $2.9 million and $1.6 million, respectively.

Note 11—Common Stock Warrants

On May 1, 2002, the Company issued 300,000 warrants, as adjusted, to purchase common stock of the Company at $0.01 per share to entities affiliated with the Investors as consideration for their willingness to enter into the Revolving Loan Subordinated Participation Agreement. The warrants expire on April 30, 2012. See Note 9.

As part of the senior unsecured promissory note agreement, entities affiliated with the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. See Note 9.

Note 12—Plant Closure and Asset Impairment Charges

On May 2, 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Impacted employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. As of December 31, 2002, the Company had paid approximately $2.9 million of severance and other employee related costs and $0.6 million of other costs for disposal of the facility. The remaining costs of $0.7 million are included in accrued expenses at December 31, 2002 and are expected to be paid in early fiscal 2003. The Company completed the sale of the West Seneca facility in December 2002, receiving net cash proceeds from the sale of approximately $2.4 million.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Impacted employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million is attributable to the write-down of property, plant and equipment. The remaining

$1.8 million of cash costs is related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. As of December 31, 2002, the Company had not paid any cash costs related to the closing of this facility. These costs are included in accrued expenses at December 31, 2002 and the Company expects to pay a majority of the remaining costs in fiscal 2003.

During the fourth quarter of 2002, the Company completed a strategic assessment of its existing capacity in relation to the Company’s future operational plans. Based upon that assessment, the Company recorded a charge of approximately $14.1 million for fixed assets determined to be permanently impaired. The impaired fixed assets represent a broad range of fixed assets across all business lines located at various facilities. Assets determined to be impaired were written down to their estimated realizable value, and the Company has undertaken a process to dispose of these impaired assets. The ultimate salvage value of these assets, net of disposal costs, is not expected to be significant.

Note 13—Other Financial, Legal and Accounting Expenses

As a result of the investigation into the Company’s accounting practices, the resulting restatement of its 1998 and 1999 financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see Notes 9 and 21), the Company has received shares of common stock from former management, recorded settlement obligations and has incurred legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, totaled $47.4 million in 2000, including a non-cash $17.7 million charge associated with the issuance of common stock to certain holders of the Company’s senior subordinated debt. On January 16, 2001, the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit. On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive settlement agreements with certain members of former management to transfer to the Company between approximately 3 million and 3.6 million shares of common stock of the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company’s insurance in the fourth quarter of 2001. During the second quarter of 2001, in connection with the settlement of the securities class action and derivative lawsuits, the Company received 3,051,303 shares, valued at $15.7 million, of the Company’s common stock from former management. These shares served as a partial recovery of losses and were recorded as Treasury Stock at an amount equal to the market value of the shares of $5.13 per share at the date the settlement was confirmed by the court. In addition, the Company recorded a liability for the value of the shares required to be distributed to members of the shareholder class in the amount of $10.0 million and recorded accruals of $1.9 million for estimated remaining costs to be incurred to complete all of the Company’s obligations under terms of the settlement agreements. As a result, a pretax net gain of approximately $3.8 million was recorded. During May 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. On September 6, 2002, the Company distributed 5,319,149 shares of common stock to the settlement class as settlement for the remaining $7.5 million of the common stock portion of the settlement, following completion of the claims processing by the third-party claims administrator appointed by the court. This distribution was comprised of the remaining 2,586,041 shares held in treasury that had been received from former management, and 2,733,108 additional shares issued by the Company. This distribution, in conjunction with the distribution of 465,342 shares in May 2001, finalized the Company’s obligations under the shareholder settlement agreement.

Note 14—Transition Expenses

Transition expenses consist of one-time costs incurred to establish the Company’s operations and integrate acquired businesses and operations, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the year ended December 31, 2000 were approximately $3.0 million.

Note 15—Columbus Office Consolidation

During the third quarter of 2000, the Company consolidated its administrative offices and functions in St. Louis, Missouri and closed its office in Columbus, Ohio. The Columbus office had been responsible for administration of the Company’s dry grocery segment. Charges to expense of $0.7 million and $6.9 million were recorded in 2001 and 2000, respectively, for costs associated with this closing and has been presented separately as Columbus consolidation costs in the accompanying Statements of Operations. The primary components of the charges were amounts for the involuntary termination of approximately 50 sales, marketing, finance, information systems, purchasing and customer service employees of $2.7 million, a non-cash charge for abandoned leasehold improvements and capitalized software that will no longer be used of $3.1 million, and estimated unrecovered office lease costs after consolidation and other items of $1.8 million. All payments related to the consolidation have been made with the exception of $0.3 million of remaining reserves included in accrued expenses at December 31, 2002 for unused office space.

Note 16—Derivative Instruments

The Company maintains an interest rate risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility. The Company’s specific goals are (1) to convert a portion of its variable-rate debt to fixed-rate debt and (2) to offset a portion of the unrealized appreciation or depreciation in the market value of its fixed-rate debt caused by interest rate fluctuations.

In accordance with the senior bank facilities, the Company was required through November 1, 2002, to use derivative instruments to the extent necessary to provide that, when combined with the Company’s senior subordinated notes, at least 50% of the Company’s aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements.

The Company entered into two types of derivative contracts: (1) the hedge of the fair value of a recognized asset or liability (“fair value hedge”) and (2) the hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). The Company recognizes all derivatives on the balance sheet at their fair value. Changes in the fair value of derivatives that are highly effective and have been designated and qualify as a fair value hedges are recorded in current period earnings, along with gains or losses on the related hedged assets or liabilities. Changes in the fair value of derivatives that are highly effective and have been designated and qualify as cash flow hedges are recorded in other comprehensive income, until earnings are affected by the variability of cash flows.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair values or cash flows of hedged items.

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

The Company does not use derivative financial instruments for trading or speculative purposes. In accordance with the senior bank facilities, the Company was required to enter into interest rate protection agreements to the extent necessary to provide that, when combined with the Company’s senior subordinated notes, at least 50% of the Company’s aggregate indebtedness is subject to either a fixed interest rate or interest rate protection agreements.

At December 31, 2002, the Company was party to two interest rate agreements. The counterparty to each of the agreements is JP Morgan Chase Bank. On March 17, 1998, the Company entered into a three-year interest rate swap agreement (the “Swap”) with a notional principal amount of $150.0 million, which granted the counterparty the option to renew the agreement for one additional year. The rate is set quarterly, with the last reset on December 17, 2002, prior to expiration of the agreement on March 17, 2003, resulting in a net liability to the Company of 4.6% for the following quarter, which will require a payment of $1.7 million on March 17, 2003. On November 30, 1998, the Company amended the Swap whereby the counterparty received the option to further extend the termination date an additional year to March 17, 2003, and the applicable rate was decreased from 5.81% to 5.37%. On April 28, 2000, the Company further amended the Swap whereby the applicable rate was increased from 5.37% to 6.01%. Under the Swap, the Company would receive payments from the counterparty if the three-month LIBOR rate exceeds 6.01% and make payments to the counterparty if the three-month LIBOR rate is less than 6.01%. On March 15, 2001, the counterparty exercised its option to extend the term of the Swap to March 17, 2003.

On April 13, 1999, the Company entered into a bond fixed to floating interest rate collar agreement, which was amended on April 28, 2000 (the “Bond Swap”), with a notional principal amount of $200.0 million. The Bond Swap expired on July 1, 2002.

On November 15, 1999, the Company entered into a five-year interest rate collar agreement, which was amended on April 28, 2000 (the “Collar”), with a notional principal amount of $150.0 million. The rate is set quarterly, with the last reset date occurring on February 18, 2003, resulting in a net liability to the Company of 5.2% for the following quarter which will be require a payment of $1.9 million on May 16, 2003. Under the Collar, the Company would receive payments from the counterparty if the three-month LIBOR rate is between 6.50% and 7.50% or exceeds 8.25%. The Company would make payments if the three-month LIBOR rate is less than 4.95%.

During 2002 and 2001, the Company made payments under interest rate agreements of $13.2 million and $3.9 million, respectively. During 2000, the Company received net payments of $0.9 million.

Risks associated with the interest rate agreements include those associated with changes in market value and interest rates. At December 31, 2002, the fair value of the Company’s interest rate agreements was a liability of $15.8 million and is reflected in other liabilities in the December 31, 2002 Consolidated Balance Sheet.

During fiscal year 2002, the Company recognized a net loss of $12.1 million related to its ineffective interest rate collar agreement (reported as adjustment of value of derivatives in the Consolidated Statements of Operations). Recorded amounts related to the Company’s fair value hedge in 2002 were immaterial. At December 31, 2002, the Company estimates that, because of the repricing of variable rate debt, deferred net losses of $1.5 million on derivative instruments accumulated in other comprehensive income will be reclassified to earnings during the next twelve months.

Note 17—Income Taxes

The provision for income taxes is summarized as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current tax (benefit):
Federal	$—	$—	$—
State	—	—	(177)

Total current benefit	—	—	(177)
Deferred tax expense (benefit):
Federal	(32,970)	(7,893)	(28,675)
Federal valuation allowance	157,463	—	—
State	(5,896)	1,065	(2,998)
State valuation allowance	28,159	—	—

Total deferred expense (benefit)	146,756	(6,828)	(31,673)

Total income tax expense (benefit)	$146,756	$(6,828)	$(31,850)

Deferred tax assets (liabilities), representing the tax effects of the difference between amounts recognized for book and tax purposes, consist of the following:

	December 31,
	2002	2001
Deferred tax assets—current:
Accounts receivable	$399	$1,976
Inventory	4,272	1,246
Accrued expenses	10,019	15,341
Valuation allowance	(14,690)	—

Total deferred tax assets—current	$—	$18,563

Deferred tax assets (liabilities)—non-current:
Loss carryforwards	$245,612	$170,367
Derivative instruments	5,986	5,900
State tax credit	1,350	1,350
Other	(3,633)	(1,033)
Goodwill and other intangible assets	(50,476)	(100,140)
Depreciation	(27,907)	(28,645)
Valuation allowance	(170,932)	—

Net deferred tax asset—non-current	$—	$47,799

At December 31, 2002, the Company had a federal net operating loss carry forward of approximately $621.0 million. The net operating loss can be used to offset future taxable income and expires in 2010 through 2022. The Company is a loss corporation as defined in section 382 of the Internal Revenue Code. Therefore, if certain substantial changes of the Company’s ownership should occur, there could be significant annual limitations of the amount of net operating loss carryforwards which can be utilized. The operating loss carryforward and the respective years of expiration are as follows (in thousands):

NOL Expires	Loss Amount
2010	2,430
2011	10,227
2012	13,432
2018	94,293
2019	103,406
2020	166,463
2021	52,394
2022	178,346

$620,991

As of December 31, 2002, management determined that it was no longer more likely than not that the Company would be able to realize its deferred tax assets. This conclusion was reached after consideration of the expected changes and results arising from the Company’s divestiture process and projections of taxable income in future periods. Consequently, the Company recorded a valuation allowance to fully reserve the Company’s net deferred tax assets.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Years Ended December 31,
	2002	2001	2000
Income tax benefit at U.S. statutory rate	$(35,086)	$(8,543)	$(30,779)
Increase (decrease) in tax resulting from:
Non-deductible goodwill	—	943	950
State taxes, net of federal taxes	(3,832)	692	(2,064)
Other, net	52	80	43
Valuation allowance	185,622	—	—

	$146,756	$(6,828)	$(31,850)

Note 18—Leases

The Company leases certain facilities, machinery and equipment under operating and capital lease agreements with varying terms and conditions. The leases are noncancellable and expire on various dates through 2011. Obligations pursuant to the capital lease of the Company’s product development facility are included in the Consolidated Balance Sheet as part of debt (see Note 9). Operating lease commitments associated with the Company’s unused office space in Columbus, Ohio, in excess of estimated sublease revenue, have been expensed as part of Columbus consolidation costs in the accompanying Consolidated Statements of Operations.

Future annual minimum lease payments under these leases are summarized as follows (in thousands):

	Operating Leases
Years ending December 31,	Total Commitments	Sublease Rentals	Net Commitments	Capital Lease Commitments
2003	$2,539	$(317)	$2,222	$368
2004	1,977	(79)	1,898	368
2005	1,716	—	1,716	368
2006	1,554	—	1,554	381
2007	1,600	—	1,600	419
Thereafter	5,970	—	5,970	1,571

	$15,356	$(396)	$14,960	3,475

Less amounts representing:
Executory Costs				(594)
Interest				(1,048)

				$1,833

Rent expense for the years ended December 31, 2002, 2001 and 2000 was $2.4 million, $1.8 million and $1.9 million, respectively.

Note 19—Savings and Benefit Plans

The Company offers a retirement savings plan to employees in the form of a 401(k) plan. Under the 401(k) plan, employee contributions of up to 6% of total compensation, subject to certain tax law limitations, are matched by Company contributions of up to 5% of total compensation, which are fully vested at the time of contribution. Additional contributions of 4% of eligible compensation are made on behalf of all employees on an annual basis. These contributions vest ratably over the first five years of employment. None of the contributions to the Company’s retirement savings plan are in the form of the Company’s common stock. Company employees have the opportunity to purchase limited amounts of the Company’s common stock through the Employee Stock Purchase Plan (see Note 22) and are not restricted in their sale of such stock except during applicable insider trading black-out periods. The Company recorded expense for the 401(k) and the additional contributions for the years ended December 31, 2002, 2001 and 2000, of $4.8 million, $4.5 million and $4.0 million, respectively.

Note 20—Related Party Transactions

On April 19, 2000, Aurora Foods Inc. (the “Company”) entered into an agreement pursuant to which The Chase Manhattan Bank, now JP Morgan Chase Bank, agreed to purchase from time to time certain of the Company’s accounts receivable. The agreement was last amended as of June 28, 2002. The agreement currently provides that the amount of purchased and uncollected accounts receivable outstanding at any given time is not to exceed $30 million. Funds affiliated with Fenway Partners, Inc. (“Fenway”), whose partners include Messrs. Richard C. Dresdale, Andrea Geisser and Peter Lamm (all directors of the Company), McCown De Leeuw & Co., Inc. (“MDC”), whose managing directors include Messrs. George E. McCown, David E. De Leeuw and John E. Murphy (all directors of the Company), and UBS Capital LLC (“UBS Capital”) (Mr. Charles J. Delaney, a director of the Company and formerly president of UBS Capital Americas) have agreed to participate, on a subordinated basis, in not less than 15% of this accounts receivable transaction. The purchase price is calculated to include a customary discount to the amount of the receivables purchased. The Company has agreed to pay customary fees in connection with this accounts receivable transaction.

On September 20, 2000, the Company issued 3,750,000 shares of its Series A Convertible Cumulative Preferred Stock (“Series A Preferred Stock”) to certain existing stockholders including funds affiliated with Fenway, MDC and UBS Capital at a price of $4.00 per share for an aggregate offering price of $15,000,000. The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any, and unpaid dividends since the last dividend payment date divided by the initial conversion price of $3.35 (the “Conversion Price”). The Conversion Price is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The issuance of warrants on May 1, 2002 (as adjusted) and July 8, 2002, as described in Note 9, activated certain anti-dilution provisions of the Company’s convertible preferred stock. Due to the issuance of warrants, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company’s common stock, if converted, was reduced from $3.35 per share to $3.24 per share. The Series A Preferred Stock converts at the Company’s option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price. See Note 10.

In connection with the May 1, 2002 amendment to the Company’s senior secured debt agreement, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co. (the “Investors”) agreed to purchase on a subordinated basis, a participation of $10 million of the Company’s outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued for this service was subject to adjustment by the Special Committee of the Board of Directors, in consultation with outside advisors, and was not to exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter of 2002 as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and the additional financing. In August 2002, the Special Committee of the Board of Directors reduced the number of warrants from 718,230 to 300,000, and as a result, the Company recorded a reduction of expense in the third quarter of 2002 of approximately $2.5 million. See Note 9.

On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the “Notes”) from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which was recorded as additional debt discount in the third quarter of 2002, and is being amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated. See Note 9.

On August 28, 2002, Dale F. Morrison became the Chairman of the Board and interim Chief Executive Officer of the Company. Mr. Morrison is employed by Fenway Partners Resources, Inc. Fenway Partners Resources, Inc. is affiliated with Fenway Partners Capital Fund, L.P. and Fenway Partners Capital Fund II, L.P., which are shareholders of the Company. Mr. Morrison earned $70,455, for his work with the Company from August 28, 2002 to December 31, 2002. This salary was paid to Mr. Morrison by Fenway Partners Resources, Inc., as a consultant to the Company. Fenway Partners Resources, Inc. charged to the Company the $70,455 it paid to Mr. Morrison for his services.

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

On July 7, 1999, Mr. Thomas O. Ellinwood, Executive Vice President, Aurora Brands, in connection with the tax liability associated with certain equity issuances to him, executed a secured promissory note payable on demand by the Company in the amount of $501,571 in favor of the company. If Mr. Ellinwood sells his shares of the Company’s Common Stock, he must repay his note. The interest payable on the note is reset annually on July 1st. The interest rate for the year ending June 30, 2003 is 2.84%. The entire amount of the note remains outstanding as of December 31, 2002.

Note 21—Commitments And Contingent Liabilities

Litigation

During 2000, the Company was served with eighteen complaints in purported class action lawsuits filed in the U.S. District Court for the Northern District of California. The complaints received by the Company alleged that, among other things, as a result of accounting irregularities, the Company’s previously issued financial statements were materially false and misleading and thus constituted violations of federal securities laws by the Company and the directors and officers who resigned on February 17, 2000 (Ian R. Wilson, James B. Ardrey, Ray Chung and M. Laurie Cummings). The actions (the “Securities Actions”) alleged that the defendants violated Sections 10(b) and/or Section 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The Securities Actions complaints sought damages in unspecified amounts. These Securities Actions purported to be brought on behalf of purchasers of the Company’s securities during various periods, all of which fell between October 28, 1998 and April 2, 2000.

On April 14, 2000, certain of the Company’s current and former directors were named as defendants in a derivative lawsuit filed in the Superior Court of the State of California, in the County of San Francisco, alleging breach of fiduciary duty, mismanagement and related causes of action based upon the Company’s restatement of its financial statements. The case was then removed to federal court in San Francisco.

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

Under the terms of the agreement, Aurora was required to pay the class members $26 million in cash and $10 million in common stock of the Company. On March 2, 2001, the Company entered into definitive agreements with certain members of former management to transfer between approximately 3 million and 3.6 million shares of common stock of the Company to the Company, in consideration for a resolution of any civil claims that the Company may have, and partially conditioned upon future events and circumstances. The cash component of the settlement was funded entirely by the Company’s insurance in the fourth quarter of 2001. Members of the class had the opportunity to opt out of the settlement agreement, and bring separate claims against the Company. Separate claims representing an immaterial number of shares did opt out of the settlement agreement.

Pursuant to the settlement and the definitive agreements, the Company received 3,051,303 shares of its common stock from former management. During May, 2001, the Company distributed 465,342 shares of its common stock as settlement for the first $2.5 million of the common stock component of the settlement. On September 6, 2002, the Company distributed 5,319,149 shares of common stock to the settlement class as settlement for the remaining $7.5 million of the common stock portion of the settlement, following completion of the claims processing by the third-party claims administrator appointed by the court. This distribution was comprised of the remaining 2,586,041 shares held in treasury that had been received from former management, and 2,733,108 additional shares issued by the Company. This distribution, in conjunction with the distribution of 465,342 shares in May 2001, finalized the Company’s obligations under the shareholder settlement agreement. In addition, the Company has agreed to implement certain remedial measures, including the adoption of an audit committee charter, the reorganization of the Company’s finance department, the establishment of an internal audit function and the institution of a compliance program, as consideration for resolution of the derivative litigation.

The staff of the Securities and Exchange Commission (the “SEC”) and the United States Attorney for the Southern District of New York (the “U.S. Attorney”) also initiated investigations relating to the events that resulted in the restatement of the Company’s financial statements for prior periods (“Prior Events”). The SEC and the U.S. Attorney requested that the Company provide certain documents relating to the Company’s historical financial statements. On September 5, 2000, the Company received a subpoena from the SEC to produce documents in connection with the Prior Events. The SEC also requested certain information regarding some of the Company’s former officers and employees, correspondence with the Company’s auditors and documents related to financial statements, accounting policies and certain transactions and business arrangements.

The Company has substantially implemented the requirements of each of the settlements with the shareholder class, the U.S. Attorney and the SEC.

On January 23, 2001 the U.S. Attorney announced indictments alleging financial accounting fraud against members of former management and certain former employees of the Company. Each of the individuals indicted pled guilty to the charges against them. The U.S. Attorney did not bring charges against the Company.

In a cooperation agreement with the U.S. Attorney, the Company confirmed that it would implement an extensive compliance program, which includes an internal audit function, a corporate code of conduct, a comprehensive policies and procedures manual, employee training and education on policies and procedures and adequate disciplinary mechanisms for violations of policies and procedures.

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

The Company is a defendant in an action filed by a former employee in the U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff’s federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has added a claim for breach of fiduciary duty. The case is set for trial in September 2003. The Company intends to defend the claims vigorously.

The Company is also subject to litigation in the ordinary course of business.

In the opinion of management, it is remote that the ultimate outcome of any existing litigation will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Commitments and Contingencies

As permitted under Delaware law, the Company has agreements with no specified term whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has Director and Officer insurance policies that limit its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the estimated fair value of the contingent commitments represented by these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2002.

Note 22—Stock Option and Employee Stock Purchase Plans

The Company has stock option plans and an employee stock purchase plan as described below. The Company applies APB 25 and its related interpretations in accounting for its plans. No compensation cost has been recognized for its stock option plans because grants have been made at exercise prices at or above fair market value of the common stock on the date of grant.

The Company has two stock option plans, the 1998 Long Term Incentive Plan (the “1998 Option Plan”) and the 2000 Equity Incentive Plan (the “2000 Incentive Plan”). Under the 1998 Option Plan, the Company is authorized to grant both incentive and non-qualified stock options to purchase common stock up to an aggregate amount of 3,500,000 shares. During 2002, 2,589,500 options were granted pursuant to the plan, which vest ratably over a three or four year period. A total of 104,300 shares remained available as of December 31, 2002. No incentive stock options may be granted with an exercise price less than fair market value of the stock on the date of grant; non-qualified stock options may be granted at any price but, in general, are not granted with an exercise price less than the fair market value of the stock on the date of grant. Options are generally granted with a term of ten years and vest ratably over three years beginning on either the first or third anniversary of the date of grant.

The terms of the 2000 Incentive Plan provide for the grant of up to 7 million options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock or performance awards or a combination thereof. During 2002, 274,500 options were granted pursuant to the plan at option prices equal to fair market value at the dates of grant, which vest ratably over a three or four year period. A total of 1,443,333 shares remained available for grant at December 31, 2002.

Presented below is a summary of stock option plans activity for the years shown:

	Options Outstanding	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
December 31, 1999	2,284,021	$20.15	650,552	$20.91
Granted	5,181,375	3.86
Forfeited	(1,210,321)	18.76

December 31, 2000	6,255,075	6.93	1,166,300	14.29
Granted	2,086,225	4.17
Exercised	(33,371)	4.98
Forfeited	(869,612)	9.92

December 31, 2001	7,438,317	5.98	2,617,132	9.37
Granted	2,864,000	1.92
Exercised	(102,253)	3.88
Forfeited	(1,383,321)	4.52

December 31, 2002	8,816,743	$4.68	4,528,390	$6.88

The following table provides additional information for options outstanding at December 31, 2002:

Range of Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$ 0.30 – 2.10	2,306,500	8.5	$0.83
2.11 – 4.20	5,292,876	5.7	3.81
4.21 – 6.30	356,167	8.5	5.14
6.31 – 8.40	10,000	8.3	6.67
14.70 – 16.80	65,250	5.6	16.29
16.81 – 18.90	80,000	0.0	17.00
18.91 – 21.00	705,950	5.2	21.00

$ 2.10 – 21.00	8,816,743	6.4	$4.68

The following table provides additional information for options exercisable at December 31, 2002:

Range of Prices	Number	Wtd. Avg. Exercise Price
$ 0.30 – 2.10	125,000	$0.42
2.11 – 4.20	3,434,018	3.85
4.21 – 6.30	111,505	5.17
6.31 – 8.40	6,667	6.67
14.70 – 16.80	65,250	16.29
16.81 – 18.90	80,000	17.00
18.91 – 21.00	705,950	21.00

$ 2.10 – 21.00	4,528,390	$6.88

The fair value of options granted, which is hypothetically amortized to expense over the option vesting period in determining the pro forma impact, has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life of option	7 yrs.	7 yrs.	5 yrs.
Risk-free interest rate	4.0%	4.6%	5.1% to 6.7%
Expected volatility of Aurora Foods common stock	100%	80%	88%
Expected dividend yield on Aurora Foods common stock	0.0%	0.0%	0.0%

The weighted average fair value of options granted during 2002, 2001 and 2000 determined using the Black-Scholes model is as follows:

	2002	2001	2000
Fair value of each option granted	$1.00	$3.15	$2.80
Total number of options granted (in millions)	2.86	2.09	5.18

Total fair value of all options granted (in millions)	$2.86	$6.57	$14.50

The Company has adopted a stock purchase plan, the 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”) covering an aggregate of 400,000 shares of common stock. Under the 1998 Purchase Plan, as amended, eligible employees have the right to purchase common stock at 85% of the fair market value of the common stock on the commencement date of each six month offering period. Purchases are made from accumulated payroll deductions of up to 15% of such employee’s earnings, limited to 2,000 shares during a calendar year. During the years ended December 31, 2002, 2001 and 2000, 13,094, 99,414 and 149,963 shares were purchased at weighted average prices of $1.65, $2.81 and $2.65 per share, respectively.

Note 23—Earnings Per Share and Number of Common Shares Outstanding

Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the “treasury stock method”), the outstanding Convertible Cumulative Preferred Stock and the common stock warrants which were approximately 8.2 million, 7.2 million and 4.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has had net losses available to common stockholders in each year, therefore the impact of these potentially dilutive common shares has been antidilutive.

The table below summarizes the numerator and denominator for the basic and diluted loss per share calculations (in thousands except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net loss available to common stockholders before cumulative effect of accounting change	$(317,124)	$(18,832)	$(56,424)
Cumulative effect of accounting change, net of tax	(167,379)	—	(12,161)

Net loss available to common stockholders	$(484,503)	$(18,832)	$(68,585)

Denominator—Basic shares:
Average common shares outstanding	73,511	72,499	69,041

Basic loss per share	$(6.59)	$(0.26)	$(0.99)

Denominator—Diluted shares:
Average common shares outstanding	73,511	72,499	69,041
Dilutive effect of common stock equivalents	—	—	—

Total diluted shares	73,511	72,499	69,041

Diluted loss per share	$(6.59)	$(0.26)	$(0.99)

The number of shares of common stock outstanding and the changes during the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	Common Stock Issued	Treasury Stock	Net Outstanding
Shares at December 31, 1999	67,050	—	67,050

Common stock issued to subordinated noteholders	6,966	—	6,966
Employee stock purchases	150	—	150
Retirement of stock	(42)	—	(42)

Shares at December 31, 2000	74,124	—	74,124
Receipt of shares from former management	—	(3,051)	(3,051)
Distribution of shares to shareholder class	—	465	465
Employee stock purchases	99	—	99
Restricted stock awards and stock options exercised	31	—	31

Shares at December 31, 2001	74,254	(2,586)	71,668

Distribution of shares to shareholder class	2,733	2,586	5,319
Employee stock purchases	13		13
Restricted stock awards and stock options exercised	155		155

Shares at December 31, 2002	77,155	—	77,155

Note 24—Segment Information

The Company groups its business in three operating segments: retail, food service and other distribution channels. Many of the Company’s brands are sold through each of the segments. The retail distribution segment includes all of the Company’s brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The food service segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug and chain stores, as well as exports from the United States.

The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment contribution differs from operating income as presented in its primary financial statements and a reconciliation of the segmented and consolidated results is provided in the following table. Interest expense, financing costs and income tax amounts are not allocated to the operating segments.

The Company’s assets are not managed or maintained on a segmented basis. Property, plant and equipment is used in the production and packaging of products for each of the segments. Cash, accounts receivable, prepaid expenses, other assets and deferred tax assets are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Inventories include primarily raw materials and packaged finished goods, which in most circumstances are sold through any or all of the segments. The Company’s goodwill and other intangible assets, which include its trademarks, are used by and pertain to the activities and brands sold across all of its segments. As no segmentation of the Company’s assets, depreciation expense (included in fixed manufacturing costs and general and administrative expenses) or capital expenditures is maintained by the Company, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

Sales to one of the Company’s customers in the retail segment were approximately 19% and 13% of retail net sales in 2002 and 2001, respectively.

The following table presents a summary of operations by segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years Ended December 31
	2002	2001	2000
Net sales:
Retail	$604,082	$675,890	$676,901
Food Service	60,571	60,741	58,258
Other	107,216	105,510	85,855

Total	$771,869	$842,141	$821,014

Segment contribution and operating (loss) income:
Retail	$171,533	$211,926	$208,957
Food Service	20,936	23,875	21,390
Other	26,572	29,506	23,829

Segment contribution	219,041	265,307	254,176
Fixed manufacturing costs	(84,374)	(72,816)	(77,055)
Amortization of goodwill and other intangibles	(10,348)	(44,670)	(44,819)
Selling, general and administrative expenses	(58,991)	(58,035)	(50,080)
Goodwill and tradename impairment charges	(67,091)	—	—
Plant closure and asset impairment charges		(53,225)	—
Other financial, legal, accounting, consolidation and transition income (expense)	—	3,066	(57,257)

Operating (loss) income	$(54,988)	$92,852	$24,965

The following supplemental information provides net sales by product line across all segments (in thousands):

	Actual Years Ended December 31,
	2002(1)	2001	2000
Net sales:
Baking mixes and frostings	$234,489	$224,518	$192,962
Seafood	129,170	172,000	168,784
Syrup and mixes	116,765	123,453	119,010
Breakfast products	106,732	99,414	96,252
Bagels	98,417	117,468	136,540
All other	86,296	105,288	107,466

	$771,869	$842,141	$821,014

(1)	The 2002 net sales by product line includes an allocation of $17.7 million in net sales adjustments, principally for trade promotion costs, recorded in the first quarter of 2002. The trade promotion adjustments were a result of updated evaluations of the Company’s reserves and assumptions for such costs. The allocation of these items to product lines was completed using ratable allocations based on historical trade promotion levels.

Note 25—Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2002:
Net sales	$198,072	$176,544	$184,893	$212,360
Gross profit	63,613	64,453	71,671	77,689
Operating income (loss)	3,016	(16,509)	27,360	(68,855)
Net loss	(180,303)	(31,056)	(556)	(271,235)
Basic and diluted loss per share available to common stockholders	$(2.52)	$(0.44)	$(0.01)	$(3.52)

Year ended December 31, 2001:
Net sales	$230,068	$181,607	$200,838	$229,628
Gross profit	96,134	72,703	86,529	92,077
Operating income	17,282	18,404	28,436	28,730
Net income (loss)	(7,757)	(8,998)	(3,206)	2,382
Basic and diluted earnings (loss) per share available to common stockholders	$(0.11)	$(0.13)	$(0.05)	$0.03

The following table summarizes the restated results for the quarter ended March 31, 2002 due to the adoption of FAS 142 (in thousands except per share amounts):

	As Reported	As Restated
Net loss:
Net loss before cumulative effect of change in accounting principle	$(12,924)	$(12,924)
Cumulative effect of change in accounting, net of tax	(94,893)	(167,379)

Net loss	(107,817)	(180,303)
Preferred dividends	(331)	(331)
Net loss available to common stockholders	$(108,148)	$(180,634)

Basic and diluted loss per share available to common stockholders:
Loss before cumulative effect of change in accounting	$(0.19)	$(0.19)
Cumulative effect of change in accounting, net of tax	(1.32)	(2.33)

Net loss available to common stockholders …	$(1.51)	$(2.52)

Significant Adjustments in Quarterly Periods

Several significant items impacted the quarterly results of 2002. Results for the first quarter of 2002 include adjustments of $20.1 million principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive’s severance. The Company also recorded charges of approximately $29.9 million in the second quarter of 2002 related to plant closure charges for the West Seneca facility and charges of approximately $23.3 million in the fourth quarter of 2002 related to plant closure charges for the West Seneca and Yuba City facilities and impaired fixed assets, as described in Note 12. As described in Note 5, the Company recorded additional charges of approximately $8.0 million in the fourth quarter for excess and obsolete inventory items. In addition, during the fourth quarter the Company completed its annual review of the carrying value of goodwill and indefinite-lived intangibles, recording a charge for impaired goodwill and tradenames of approximately $67.1 million, as described in Note 7. As described in Note 17, the Company also recorded a valuation allowance of $185.6 million on its deferred tax assets as of December 31, 2002, as management determined that it was more likely than not that the Company would not be able to realize those assets.

Note 26—Condensed Financial Statements of Subsidiary

Sea Coast is the Company’s only subsidiary and is a guarantor of all of the Company’s indebtedness, except the senior unsecured promissory notes. As a result, the condensed financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, are included below:

SEA COAST FOODS, INC.

BALANCE SHEET

(dollars in thousands)

	December 31,
	2002	2001
Assets
Current assets:
Accounts receivable (net of allowance of $34 and $100, respectively)	$1,845	$2,098
Inventories	13,764	13,786
Current deferred tax asset	—	108

Total current assets	15,609	15,992
Property, plant and equipment, net	—	980
Goodwill and intangible assets, net	8,000	54,234
Other assets	168	1,491

Total assets	$23,777	$72,697

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$206	$1,750
Accrued expenses	443	1,224

Total current liabilities	649	2,974
Due to parent	74,695	69,434

Total liabilities	75,344	72,408

Stockholder’s equity:
Common stock	1	1
Paid-in capital	200	200
Retained earnings	(51,768)	88

Total stockholder’s equity	(51,567)	289

Total liabilities and stockholder’s equity	$23,777	$72,697

SEA COAST FOODS, INC.

STATEMENT OF OPERATIONS

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Net sales	$40,156	$52,456	$55,940
Cost of goods sold	(30,363)	(39,616)	(40,617)

Gross profit	9,793	12,840	15,323

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(4,573)	(6,292)	(6,142)
Consumer marketing	(1,003)	(612)	(1,153)

Total brokerage, distribution and marketing expenses	(5,576)	(6,904)	(7,295)
Amortization of goodwill and other intangibles	—	(1,829)	(1,604)
Selling, general and administrative expenses	(2,528)	(3,156)	(2,554)
Goodwill and trade name impairment charges	(8,936)	—	—
Asset impairment charge	(1,045)	—	—

Total operating expenses	(18,085)	(11,889)	(11,453)

Operating (loss) income	(8,292)	951	3,870
Interest expense, net	(6,099)	(6,252)	(6,417)

Loss before income taxes	(14,391)	(5,301)	(2,547)
Income tax (expense) benefit	(167)	1,538	377

Net loss before cumulative effect of change in accounting	(14,558)	(3,763)	(2,170)
Cumulative effect of change in accounting	(37,298)	—	—

Net loss	$(51,856)	$(3,763)	$(2,170)

SEA COAST FOODS, INC.

STATEMENT OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(51,856)	$(3,763)	$(2,170)
Cumulative effect of change in accounting	37,298	—	—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	164	2,151	1,901
Deferred taxes	108	59	(104)
Asset impairment charges	1,045	—	—
Intangible asset impairment charges	8,936	—	—
Change in assets and liabilities:
Decrease in receivables	253	1,821	970
Decrease (increase) in inventories	22	(3,371)	2,030
Decrease in prepaid expenses and other assets	1,323	16	85
Decrease in accounts payable	(1,544)	(366)	(625)
Decrease in accrued expenses	(781)	(60)	(97)

Net cash (used in) provided by operating activities	(5,032)	(3,513)	1,990

Cash flow used in investing activities:
Asset additions	(229)	(1,107)	(364)
Payment for acquisition of business	—	—	(7,954)

Net cash used for investing activities	(229)	(1,107)	(8,318)

Cash flows from financing activities:
Debt issuance costs	—	—	(132)
Intercompany borrowings	5,261	4,620	6,460

Net cash provided from financing activities	5,261	4,620	6,328

Net change in cash	—	—	—
Beginning cash and cash equivalents	—	—	—

Ending cash and cash equivalents	$—	$—	$—

Schedule II

Aurora Foods Inc.

Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2000	$1,311,000	$185,000	$240,000	$(1,011,000)	$725,000

Year ended December 31, 2001	$725,000	$379,000	$—	$(516,000)	$588,000

Year ended December 31, 2002	$588,000	$50,000	$—	$(226,000)	$412,000

Inventory obsolescence reserve
Year ended December 31, 2000	$1,195,000	$3,999,000	$—	$(1,580,000)	$3,614,000

Year ended December 31, 2001	$3,614,000	$2,906,000	$—	$(3,260,000)	$3,260,000

Year ended December 31, 2002	$3,260,000	$10,798,000	$—	$(4,128,000)	$9,930,000

Deferred tax asset valuation allowance
Year ended December 31, 2000	$—	$—	$—	$—	$—

Year ended December 31, 2001	$—	$—	$—	$—	$—

Year ended December 31, 2002	$—	$185,622,000	$—	$—	$185,622,000

Exhibit Index

Exhibit Number	Exhibit
3.1	Certificate of Incorporation of Aurora Foods Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to Exhibit 3.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2000).

3.3

Certificate of Designation for the Company’s Series A Preferred Stock filed with the Secretary of State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit 3.1 to the Aurora Foods Inc. Form 8-K filed on September 21, 2000).

4.1

Indenture dated as of February 10, 1997, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to the Aurora Foods Inc. Registration Statement on Form S-4 filed on August 21, 1997, File No. 333-24715 (“Aurora S-4”)).

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

4.4

Supplemental Indenture dated as of September 20, 2000, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as trustee, amending the Indenture dated as of February 10, 1997, as amended. (Incorporated by reference to Exhibit 4.2 to Aurora Foods Inc.’s Form 8-K filed September 21, 2000).

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

4.9

Supplemental Indenture dated as of September 20, 2000, governing the 9 7/8% Series C Senior Subordinated Notes due 2007 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as trustee, amending the Indenture dated as of July 1, 1997, as amended. (Incorporated by reference to Exhibit 4.3 to Aurora Foods Inc.’s Form 8-K filed September 21, 2000).

4.10

Indenture dated as of July 1, 1998, governing the 8 3/4% Senior Subordinated Notes due 2008 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Registration Statement on Form S-1 filed on April 22, 1998, as amended, File No. 333-50681 (the “S-1”)).

4.11	Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.9 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

Exhibit Number	Exhibit

4.12

Supplemental Indenture dated as of April 1, 1999, governing the 8 3/4% Senior Subordinated Notes due 2008 among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

4.13

Supplemental Indenture dated as of September 20, 2000, governing the 8 3/4% Senior Subordinated Notes due 2008 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as trustee, amending the Indenture dated as of July 1, 1998, as amended. (Incorporated by reference to Exhibit 4.1 to Aurora Foods Inc.’s Form 8-K filed September 21, 2000).

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

4.18

Amendment, dated as of May 1, 2002, to the Securityholders Agreement dated April 8, 1998 as amended, between the Company and the parties named therein. (Incorporated by reference to Exhibit 4.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

4.19

Amendment, dated as of June 27, 2002, to the Securityholders Agreement dated April 8, 1998 as amended, between the Company and the parties named therein. (Incorporated by reference to Exhibit 4.4 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

4.20

Warrant Issuance Agreement dated as of May 1, 2002, among Aurora Foods Inc. and the parties listed therein, as Warrantholders. (Incorporated by reference to Exhibit 4.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

4.21

Warrant Issuance Agreement dated as of May 1, 2002, among Aurora Foods Inc. and the parties listed therein, as Warrantholders, with amended Exhibit A, effective as of October 7, 2002. (Incorporated by reference to Exhibit 4.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

4.22

Note Purchase Agreement between Aurora Foods Inc. and the Purchasers listed therein, dated as of June 27, 2002. (Incorporated by reference to Exhibit 4.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.1	License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp’s S-4).

10.2	License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp’s Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp’s S-4).

10.3

Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (Incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp’s, Inc.’s Form 8-K dated July 9, 1996).

10.4	Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

10.5

Amendment dated August 14, 2002 to Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation (Confidential treatment for a portion of this document has been requested by Aurora Foods Inc. The location of the omissions is denoted

Exhibit Number	Exhibit
as follows: “…”.). (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

10.6

Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp’s, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

10.7

Advisory Agreement, made as of April 8, 1998, between Fenway Partners, Inc. and Aurora/VDK LLC, Van de Kamp’s, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

10.8	Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.9	Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.52 to the S-1).

10.10	Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.53 to the S-1).

10.11	Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale an d Aurora Foods Inc. (Incorporated by reference to Exhibit 10.54 to the S-1).

10.12	Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.13	Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.14

Indemnity Agreement, dated as of June 5, 2001, between Stephen L. Key and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.15 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.15

Indemnity Agreement, dated as of June 5, 2001, between William B. Connell and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.16 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.16

Indemnity Agreement, dated as of June 5, 2001, between Jack Murphy and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.17 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.17	Indemnity Agreement, dated as of July 23, 2002, between Dale Morrison and Aurora Foods Inc.

10.18	Indemnity Agreement, dated as of November 20, 2002, between Thomas Hudgins and Aurora Foods Inc.

10.19	Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.20	Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

10.21

Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.42 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2000).

10.22

Securities Purchase Agreement for Series A Preferred Stock dated as of September 20, 2000 between the Company and the Purchasers listed on the signature pages thereto. (Incorporated by reference to Exhibit 2.1 to Aurora Foods Inc. Form 8-K filed on September 21, 2000).

Exhibit Number	Exhibit
10.23

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

10.25

Employment Agreement dated as of March 27, 2000, between Aurora Foods Inc. and Paul Graven. (Incorporated by reference to Exhibit 10.41 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2000).

10.26	Severance, Confidentiality and Non-Competition Agreement dated as of July 23, 2002, between Aurora Foods Inc. and Thomas Ellinwood.

10.27	Employment Agreement dated as of April 1, 2002, between Aurora Foods Inc. and William R. McManaman.

10.28	Letter effective as of October 21, 2002, between Aurora Foods Inc. and Eric Brenk.

10.29	1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.30	1998 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.31	Aurora Foods Inc. 2000 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.43 to The Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 2000).

10.32

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

10.33

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

10.34

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

10.35

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

10.36

Amendment and Waiver, dated as of April 16, 2001 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.32 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

Exhibit Number	Exhibit

10.37

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

10.38

Waiver, dated as of December 21, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent. (Incorporated by reference to Exhibit 10.34 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.39

Amendment and Waiver, dated as of February 26, 2002 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.40

Waiver, dated as of March 22, 2002, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2002).

10.41

Amendment, dated as of May 1, 2002 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2002).

10.42

Amendment, dated as of June 27, 2002, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.43

Amendment, dated as of February 21, 2003, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, JP Morgan Chase Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Confidential treatment for a portion of this document has been requested by Aurora Foods Inc. The location of the omissions is denoted as follows “...”).

10.44

Supplemental Tranche B Joinder Agreement, dated July 2, 2002, by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form
10-Q for the quarter ended June 30, 2002).

Exhibit Number	Exhibit

10.45

Consent and Waiver, dated as of July 26, 2002, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

10.46

Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000.)

10.47

Amendment, dated February 7, 2001 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.46 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2001.)

10.48

Amendment, dated December 19, 2001 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.49

Amendment, dated March 28, 2002 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower. (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2002).

10.50

Amendment, dated June 28, 2002, to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower. (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.51

Collective Bargaining Agreement between Aurora Foods Inc. and Bakery, Confectionery, Tobacco Workers and Grain Millers’ International Union of America Local # 429 dated January 12, 2001. (Incorporated by reference to Exhibit 10.44 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2001).

10.52	Executive Long Term Incentive Plan, dated as of January 1, 2002. (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

21.1	Subsidiary of Aurora Foods Inc. (Incorporated by reference to Exhibit 21.1 to Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page).

99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

