Form 10-Q
period 2003-03-31
AURORA FOODS INC /DE/
filed 2003-05-14
CIK 1060024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-14255

AURORA FOODS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3303521
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Shares outstanding as of May 6, 2003
Common stock, $0.01 par value	77,155,022

PART I—FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

See pages 2 through 12.

AURORA FOODS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$625	$12,904
Accounts receivable, net of $1,325 and $412 allowance, respectively	40,868	34,944
Inventories	72,240	94,680
Prepaid expenses and other assets	6,087	2,984

Total current assets	119,820	145,512
Property, plant and equipment, net	167,832	171,570
Goodwill and other intangible assets, net	901,553	903,870
Other assets	32,321	30,470

Total assets	$1,221,526	$1,251,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$43,269	$43,259
Accounts payable	30,066	45,596
Accumulated preferred dividends payable	3,297	2,939
Accrued liabilities	65,941	60,408

Total current liabilities	142,573	152,202
Senior secured term debt	454,113	464,756
Senior secured revolving debt facility	148,100	153,600
Senior unsecured debt from related parties	22,102	21,951
Senior subordinated notes	401,279	401,349
Capital lease obligations	1,737	1,724
Other liabilities	14,968	15,421

Total liabilities	1,184,872	1,211,003

Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a liquidation preference value of $18,297 and $17,939, respectively	37	37
Common stock, $0.01 par value; 250,000,000 shares authorized; 77,155,022 and 77,155,622 shares issued, respectively	772	772
Paid-in capital	684,773	684,773
Accumulated deficit	(648,928)	(644,263)
Accumulated other comprehensive loss	—	(900)

Total stockholders’ equity	36,654	40,419

Total liabilities and stockholders’ equity	$1,221,526	$1,251,422

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$190,207	$194,126
Cost of goods sold	(117,877)	(134,459)

Gross profit	72,330	59,667

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(26,757)	(27,124)
Consumer marketing	(4,778)	(9,739)

Total brokerage, distribution and marketing expenses	(31,535)	(36,863)
Amortization of intangibles	(3,299)	(2,448)
Selling, general and administrative expenses	(15,690)	(17,340)

Total operating expenses	(50,524)	(56,651)

Operating income	21,806	3,016
Interest and financing expenses:
Interest expense, net	(24,021)	(22,269)
Adjustment to value of derivatives	(893)	(1,117)
Amortization of discount, premium and financing costs	(1,199)	(803)

Total interest and financing expenses	(26,113)	(24,189)

Loss before income taxes and cumulative effect of change in accounting	(4,307)	(21,173)
Income tax benefit	—	8,249

Net loss before cumulative effect of change in accounting	(4,307)	(12,924)
Cumulative effect of change in accounting, net of tax of $82,237	—	(167,379)

Net loss	(4,307)	(180,303)
Preferred dividends	(358)	(331)

Net loss available to common stockholders	$(4,665)	$(180,634)

Basic and diluted loss per share available to common stockholders before cumulative effect of change in accounting	$(0.06)	$(0.19)
Cumulative effect of change in accounting, net of tax	—	(2.33)

Basic and diluted loss per share available to common stockholders	$(0.06)	$(2.52)

Weighted average number of shares outstanding	77,155	71,753

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2002	$37	$772	$684,773	$(644,263)	$(900)	$40,419
Net loss	—	—	—	(4,307)	—	(4,307)
Cumulative preferred dividends	—	—	—	(358)	—	(358)
Net deferred hedging adjustment	—	—	—	—	900	900

Balance at March 31, 2003	$37	$772	$684,773	$(648,928)	$—	$36,654

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operations:
Net loss	$(4,307)	$(180,303)
Cumulative effect of change in accounting, net of tax	—	167,379
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	5,394	7,704
Amortization	4,498	3,251
Deferred income taxes	—	(8,229)
Recognition of loss on derivatives	893	1,117
Non-cash interest expense	1,415	—
Other, net	(15)	(20)
Changes to operating assets and liabilities:
Receivables	(7,346)	17,134
Inventories	22,440	4,887
Prepaid expenses and other assets	(7,213)	(12,807)
Accounts payable	(15,530)	900
Accrued expenses	5,616	6,391
Other non-current liabilities	(1,309)	(1,751)

Net cash provided by operations	4,536	5,653

Cash flows from investing activities:
Asset additions	(1,920)	(5,540)

Net cash used for investment activities	(1,920)	(5,540)

Cash flows from financing activities:
Senior secured revolving (repayments) borrowings, net	(5,500)	13,800
Repayment of borrowings	(10,788)	(8,231)
Change in accounts receivable sold	1,421	(5,326)
Other, net	(28)	342

Net cash (used for) provided by financing activities	(14,895)	585

(Decrease) increase in cash and cash equivalents	(12,279)	698
Cash and cash equivalents, beginning of period	12,904	184

Cash and cash equivalents, end of period	$625	$882

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Interim Financial Statements

The interim financial statements of the Company included herein have not been audited by independent accountants. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

For further information, reference should be made to the financial statements of the Company and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002.

The Company

The Company has acquired premium, well recognized brands with strong brand equity that had been undermarketed, undermanaged, non-core businesses to their previous corporate parents. The Company’s objective has been to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they had lacked. Each of the Company’s brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in the following three industry segments: retail, food service and other distribution channels. The Company’s products are sold nationwide, primarily through food brokers to supermarkets, wholesale and retail grocery accounts and other retail channels, as well as food service distribution channels (restaurant chains, business/industry and schools) and club store, private label and military customers. Distribution is either directly to the customer or through independent wholesalers and distributors.

Divestitures

The Company’s previously announced divestiture process is continuing with interested parties. Due to the uncertainty inherent in the divestiture process, the Company cannot assure that it will be able to reach final ageements to sell one or more of its lines of business, nor can it guarantee that cash proceeds from the asset sales, if they were to occur, would be sufficient to meet all required debt repayments. Also see Note 10.

As of March 31, 2003, the Company had incurred and deferred in other assets approximately $1.8 million of related legal, accounting and investment banking costs related to this process. Such costs will be included in the costs of a divestiture or expensed if no divestiture is completed.

Liquidity

The Company continues to be highly leveraged. As of March 31, 2003, the Company had outstanding, approximately $1.07 billion in aggregate principal indebtedness for borrowed money, and had approximately $27.0 million of cash and available borrowing capacity under its revolving credit and accounts receivable sales facilities. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to fund its operating and capital expenditure requirements, obtain additional financing, or adjust to changing market conditions. Based on the Company’s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations.

Accounting Changes

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method. As a result, the Company recorded an impairment charge of $167.4 million, net of tax of $82.2 million, effective January 1, 2002.

Stock Option Plans

At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25” ), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock Based Compensation, to stock-based employee compensation (in thousands, except per share).

	Three months ended March 31,
	2003	2002
Reported net loss available to common stockholders	$(4,665)	$(180,634)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects in 2002	(686)	(543)

Pro forma net loss available to common stockholders	$(5,351)	$(181,177)

Reported diluted loss per share available to common stockholders	$(0.06)	$(2.52)

Pro forma diluted loss per share available to common stockholders	$(0.07)	$(2.53)

NOTE 2—ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2003 and December 31, 2002 are stated net of the proceeds received from the sale of accounts receivable pursuant to the Company’s accounts receivable sales facility in the amounts of $16.3 million and $14.8 million, respectively. The Company’s accounts receivable sales facility currently ends on September 30, 2003.

NOTE 3—INVENTORIES

Inventories net of reserves of $5.4 million and $9.9 million, respectively, consist of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Raw materials	$ 8,827	$11,966
Work in process	223	281
Finished goods	56,111	75,480
Packaging and other supplies	7,079	6,953

	$72,240	$94,680

NOTE 4—EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the “treasury stock method”), the outstanding Convertible Cumulative Preferred Stock and common stock warrants. The Company has had net losses available to common stockholders in each period, therefore the impact of these potentially dilutive common shares has been antidilutive and excluded from the determination of diluted loss per share. The net loss available to common stockholders and the weighted average shares outstanding contained in the statements of operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

The number of shares of common stock outstanding and the transactions during the three month period ended March 31, 2003 were as follows:

Common Stock Outstanding
Shares at December 31, 2002	77,155,622
Forfeiture of unvested restricted stock awards	(600)

Shares at March 31, 2003	77,155,022

NOTE 5—SEGMENT INFORMATION

The Company groups its business in three operating segments: retail, food service and other distribution channels. Many of the Company’s brands are sold through two or more of the segments. The retail distribution segment includes all of the Company’s brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The food service segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug, discount and chain stores, as well as exports from the United States.

The Company’s definition of segment contribution differs from operating income as presented in its primary financial statements and a reconciliation of the segmented and consolidated results is provided in the following table. Interest expense, financing costs and income tax amounts are not allocated to the operating segments.

The Company’s assets are not managed or maintained on a segmented basis. Property, plant and equipment is used in the production and packaging of products for each of the segments. Cash, accounts receivable, prepaid expenses and other assets are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Inventories include primarily raw materials and packaged finished goods, which in most circumstances are sold through any or all of the segments. The Company’s goodwill and other intangible assets, which include its tradenames, are used by and pertain to the activities and brands sold across all of its segments. As no segmentation of the Company’s assets, depreciation expense (included in fixed manufacturing costs and general and administrative expenses) or capital expenditures is maintained by the Company, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

Results for the first quarter of 2002 include adjustments of $20.1 million principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with executive severance.

The following table presents a summary of operations by segment (in thousands):

	Three months ended March 31,
	2003	2002
	(unaudited)
Net sales:
Retail	$146,428	$154,450
Foodservice	14,314	14,241
Other	29,465	25,435

Total	$190,207	$194,126

Segment contributions and operating income:
Retail	$49,280	$32,404
Foodservice	5,545	4,821
Other	7,295	5,946

Segment contribution	62,120	43,171
Fixed manufacturing costs	(21,325)	(20,367)
Amortization of goodwill and other intangibles	(3,299)	(2,448)
Selling, general and administrative expenses	(15,690)	(17,340)

Operating income	$21,806	$3,016

NOTE 6—LITIGATION AND CONTINGENCIES

The Company is a defendant in an action filed by a former employee in the U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff’s federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has added claims for breach of contract and fiduciary duty, and for negligent misrepresentation and tortious interference with business expectancy. The case is set for trial in September 2003. The Company intends to defend the claims vigorously.

The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

NOTE 7—PREFERRED STOCK AND PREFERRED DIVIDENDS

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

NOTE 8—DERIVATIVE INSTRUMENTS

During the three month period ended March 31, 2003, the Company recorded additional expense of approximately $0.9 million associated with the change in value of its interest rate collar agreement which the Company has determined is not an effective hedge under FAS 133. The change in value of this instrument was primarily due to lower expected future LIBOR rates used to compute the net liability to the Company. This agreement expires in November 2004. At March 31, 2003, the Company’s net liability reflected in the accompanying balance sheet associated with this interest rate derivative was approximately $13.1 million.

The Company’s fixed to floating interest rate swap, agreement with a notional principal amount of $150.0 million, expired on March 17, 2003, when the Company made a final payment to the counterparty of $1.7 million.

NOTE 9—OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three month periods ended March 31, 200 3 and 2002 were as follows (in thousands):

	Three months ended March 31,
	2003	2002
	(unaudited)
Net loss	$(4,307)	$(180,303)
Other comprehensive income, net of tax:
Income deferred on qualifying cash flow hedges	—	151
Reclassification adjustment for cash flow hedging losses realized in net loss	900	959

Total other comprehensive income	900	1,110

Total comprehensive loss	$(3,407)	$(179,193)

NOTE 10—DEBT

On February 21, 2003, the Company’s Senior Secured Debt Facility was amended, the terms of which are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Among other provisions, the amendment:

•	provided for an excess leverage fee of 3.50% of the aggregate amount of term loan borrowings outstanding and the revolving credit facility on the amendment date. Such fee will not be required if the Company receives net cash proceeds from the sale of assets of at least $100.0 million by June 30, 2003 and an additional $125.0 million by September 30, 2003, or failing to meet the June 30, 2003 requirement, if aggregate net cash proceeds of $325.0 million are received by September 30, 2003; and

•	provided for an asset sale fee of 1.75% of the average term loan borrowings outstanding and the revolving credit facility from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325.0 million from the sale of assets by March 31, 2004;

•	provided that any excess leverage or asset sale fees that become payable will be paid at the earlier of the time of sale of assets from cash proceeds, or on June 30, 2005.

If the Company fails to meet the asset proceeds requirements above, the amounts payable to the senior lenders for the excess leverage and asset sale fees could total as much as approximately $36.0 million; $12.0 million for each of the three missed requirements. At March 31, 2003 the Company had not received any net cash proceeds from the sale of assets. Since the Company has not yet met the requirements that would allow the Company to avoid paying these fees, the potential fees are being accrued over the remaining life of the senior secured debt as additional interest expense. In the quarter ended March 31, 2003 the Company recorded interest expense and a non-current liability related to the fees of $1.4 million. If the Company does not meet the requirements to avoid payment of the fees, the interest expense and liability recorded in 2003 will be approximately $10.9 million and the interest expense and additional liability to be recorded in 2004, 2005 and 2006 will be $12.0 million, $9.2 million and $3.5 million, respectively. At the time the Company meets any or all of the asset sale requirements, interest expense will be adjusted prospectively to reflect the reduction in the fees to be paid.

At March 31, 2003, the Company was in compliance with the provisions of the senior secured debt agreement and its other debt agreements.

Note 11—Income Taxes

No income tax benefit associated with the pretax losses has been recorded in 2003. Effective in the fourth quarter of 2002, the Company determined that no additional tax benefits would be recorded until such time as realization is likely.

Note 12—Plant Closure Reserves

In May, 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Impacted employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. During the quarter ended March 31, 2003, the Company paid $0.1 million in severance and related costs and $0.5 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining liability of $0.1 million is expected to be paid in the second quarter of 2003.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Impacted employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs was related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. During the quarter ended March 31, 2003, the Company paid $0.5 million in severance and other employee related costs and $0.1 million in facility related costs. No adjustments were made to recorded liabilities and a majority of the remaining liability of $1.2 million is expected to be paid during 2003.

NOTE 13—Subsequent Events

On April 3, 2003, the Company announced that it had restructured its organization and reduced its corporate staff by approximately 25%. Impacted employees will receive severance pay in accordance with the Company’s policies. The Company expects the restructuring and staff reductions to result in a charge of approximately $7.0 million over future quarters and estimates that the cash impact in 2003 will be approximately $5.0 million. Management expects annualized savings of approximately $10 million.

At the Company’s May 6, 2003 Annual Meeting of Stockholders, all nominees for the Board of Directors were elected, authorization to grant the Board of Directors the authority to effect a reverse stock split at one of three ratios as described in the proxy was approved and the proposed amendment to the Company’s 2000 Equity Incentive Plan to increase the number of shares of common stock for issuance under the Plan and to increase the number of shares that may be granted to any participant in any one calendar year was approved. Subsequent to the Annual Meeting of Stockholders, the Board of Directors approved a one-for-twenty reverse stock split, implementation of which is contingent upon New York Stock Exchange acceptances of the Company’s plans to cure its other listing deficiencies relating to market capitalization and total stockholders’ equity.

In early May, 2003, the Company’s production facility in Jackson, Tennessee, was damaged by a tornado. The damage is covered by insurance and has not resulted in any significant impact on shipments, customer service or production.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Notes to Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2003 and 2002) in this discussion refer to the Company’s three month period ended on March 31.

The Company manages its business in three operating segments: retail, foodservice and other channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Results for the first quarter of 2002 include adjustments of $20.1 million principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with executive severance.

Net sales decreased $3.9 million or 2.0% to $190.2 million in 2003 from $194.1 million in 2002. The 2002 net sales included $17.7 million in net sales adjustments, principally for retail trade promotion costs which were a result of updated evaluations of the Company’s reserves and assumptions for such costs. Total unit volume was down 9.3% during the 2003 quarter versus the prior year. In the retail segment, volume declined 14.5% from the prior year, primarily in seafood, baking and syrup. Seafood and baking sales were lower primarily as a result of the timing of the Easter holiday as compared to the prior year and due to increased competitive activity in baking. Syrup sales declined due to the impact of a transition to an everyday low price strategy. Net sales in other distribution channels increased $4.0 million principally as a result of new distribution of certain seafood and bagel products.

Gross profit increased $12.6 million to $72.3 million in 200 3 from $59.7 million in the prior year. Gross profit in 2003 as compared to 2002 was impacted by the decline in net sales and the net sales adjustments described above. Overall raw material cost changes were not significant, as increases in certain agricultural commodities were offset by declines in seafood costs. Manufacturing efficiencies and cost savings from plant closures and the move of syrup production from contract manufacturers to a Company owned facility in 2002 were partially offset by increased inventory reserves and fixed overhead costs expensed as a result of the significant inventory decline.

Brokerage and distribution expenses decreased slightly from the prior year as higher per unit freight and warehousing costs, due to higher fuel costs and reduced inventory levels, were offset by reduced brokerage costs, principally due to the lower sales.

Consumer marketing expenses declined $4.9 million to $4.8 million in 2003 as compared to $9.7 million in 2002. This decrease was due largely to reduced spending on seafood due to the timing of the Easter holiday and the fact that prior year spending had been higher to support the introduction of new products. In addition, coupon related costs were reduced for syrup products, following the Company’s change in pricing strategy, and baking related advertising costs were eliminated.

Amortization expense increased $0.9 million, primarily due to amortization of the Chef’s Choice trademark, which was not being amortized during 2002. During the fourth quarter of 2002, the Company determined that this trademark had a finite life and it is being amortized over a three year period.

Selling, general and administrative expenses decreased to $15 .7 million in 2003 from $17.3 million in 2002 primarily due to costs of executive severance in the prior year and reduction in costs for product development and market research and share data, offset in part by a $0.9 million expense recorded to increase the allowance for doubtful accounts.

Interest and financing expenses.    Total interest and financing expenses increased to $26.1 million in 2003 from $24.2 million last year primarily as a result of $1.4 million of interest expense associated with potential additional senior debt fees. See Note 10 to the Consolidated Financial Statements included in this Form 10-Q. A slight decrease in the net market adjustment associated with the Company’s derivative instrument, which was not effective as a hedge as determined by FAS 133, was offset by a slight increase in the amortization of discount, premium and financing costs.

Income tax benefit.    No income tax benefit was recorded in 2003. Effective in the fourth quarter of 2002, the Company determined that no additional tax benefits would be recorded until such time as realization is likely.

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company generated $4.5 million from operations versus $5.7 million in the prior year. The cash provided by operations was about flat as a $16.9 million improvement in the loss before income taxes and cumulative effect of change in accounting was offset by an $18.1 million change in cash used for working capital purposes, from $14.8 million provided by working capital in 2002 to a use for working capital of $3.3 million in 2003.

Cash used for asset additions declined to $1.9 million in 2003 from $5.5 million in the first quarter of 2002. There were no major capital expenditures in 2003, while 2002 included expenditures related to the move of syrup production to the Company’s St. Elmo, Illinois facility.

During the quarter ended March 31, 2003, the Company repaid a total of $16.3 million of borrowings under its revolving credit facility and for scheduled senior secured debt repayments and had an increase in receivables sold under the receivables sales facility of $1.4 million.

The Company continues to be highly leveraged. At May 6, 2003, the Company had outstanding approximately $1.07 billion in aggregate principal indebtedness for borrowed money and had approximately $32.0 million of cash and available borrowing capacity under its revolving credit and accounts receivable sales facilities. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to fund its operating and capital expenditure requirements, obtain additional financing, or adjust to changing market conditions. Based on the Company’ s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations.

Interest Rate Agreements

At March 31, 2003 , the Company was party to an interest rate collar agreement. On March 17, 2003, the Company’s fixed to floating interest rate swap agreement with a notional principal amount of $150.0 million expired. Risks associated with the interest rate collar agreement includes those associated with changes in the market value and interest rates. The Company has determined that the interest rate collar agreement is not effective as a hedge under FAS 133 and changes in its fair value are recognized in current period earnings. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company has entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company’s debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003.

Plant Closure Reserves

In May, 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Impacted employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. During the quarter ended March 31, 2003, the Company paid $0.1 million in severance and related costs and $0.5 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining liability of $0.1 million is expected to be paid in the second quarter of 2003.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Impacted employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs was related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. During the quarter ended March 31, 2003, the Company paid $0.5 million in severance and other employee related costs and $0.1 million in facility related costs. No adjustments were made to recorded liabilities and a majority of the remaining liability of $1.2 million is expected to be paid during 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has entered into interest rate swap and collar agreements for non-trading purposes. At March 31, 2003, the Company was party to a single interest rate collar agreement, as its interest rate swap agreement with a notional principal amount of $150.0 million expired on March 17, 2003. Risks associated with the collar agreement include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company’s debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003.

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

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is a defendant in an action filed by a former employee in the U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff’s federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has added claims for breach of contract and fiduciary duty, and for negligent misrepresentation and tortious interference with business expectancy. The case is set for trial in September 2003. The Company intends to defend the claims vigorously.

The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

See Exhibit Index.

(b) Reports on Form 8-K during the quarter ended March 31, 2003:

February 27, 2003	Press release issued by Aurora Foods Inc. on February 26, 2003 announcing its financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.

By:	/S/ DALE F. MORRISON

Dale F. Morrison Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

By:	/S/ WILLIAM R. MCMANAMAN

William R. McManaman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ DALE F. MORRISON
Dale F. Morrison Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003

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

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ WILLIAM R. MCMANAMAN
William R. McManaman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit
99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.