Form 10-Q
period 2003-06-30
AURORA FOODS INC /DE/
filed 2003-08-14
CIK 1060024

==============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                       Shares outstanding as of
                                                            August 6, 2003
                                                        -----------------------
    Common stock, $0.01 par value.....................        77,155,022

==============================================================================

                               Explanatory Note

         On August 14, 2003, the Company announced that its financial results for the years ended December 31, 2002 and 2001, and interim quarters, would be restated to reflect additional deferred tax liabilities. The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142)) for certain of the differences between the book and tax amortization of the Company's goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments is as follows:

o For the year ended December 31, 2001, income tax expense and the net loss increases by $65.4 million.

o For the year ended December 31, 2002, tax expense decreases by $30.9 million; the expense recorded for the cumulative effect of the change in accounting principle increases by $60.8 million; and net loss increases by $29.9 million.

o For the three months ended March 31, 2003, income tax expense and net loss increases by $3.6 million.

         The foregoing adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred liability is required by existing accounting literature, due to the existence of net operating tax loss carry forwards, which expire at various times through the year 2022, the Company does not expect that these potential taxes will be payable in the foreseeable future, if ever.

         As a result of the restatements, the Company intends to file amended Form 10-K and Form 10-Q for the periods affected by the restatement.

PART I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

See pages 2 through 23.


                               AURORA FOODS INC.
                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands except per share amounts)
                                  (unaudited)

                                                                       June 30,        December 31,
                                                                          2003             2002
                                                                      -------------    -------------
                                ASSETS                                                  (restated -
                                ------                                                  See Note 2)
Current assets:
     Cash and cash equivalents ......................................     $ 21,566         $ 12,904
     Accounts receivable, net of $1,452 and $412 allowance,
        respectively ................................................       33,104           34,944
     Inventories ....................................................       63,795           94,680
     Prepaid expenses and other assets ..............................        5,289            2,984
                                                                      -------------    -------------
        Total current assets ........................................      123,754          145,512
Property, plant and equipment, net ..................................      164,667          171,570
Goodwill and other intangible assets, net ...........................      899,236          903,870
Other assets ........................................................       29,001           30,470
                                                                       -------------    -------------
        Total assets ................................................  $ 1,216,658      $ 1,251,422
                                                                      =============    =============
               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------
Current liabilities:
     Senior secured term debt .......................................    $ 486,569         $ 43,150
     Senior secured revolving debt facility .........................      167,000                -
     Senior unsecured debt from related parties .....................       22,258                -
     Senior subordinated notes ......................................      401,209                -
     Current maturities of capital lease obligation .................          119              109
     Accounts payable ...............................................       23,585           45,596
     Accumulated preferred dividends payable ........................        3,656            2,939
     Accrued liabilities ............................................       70,299           60,408
                                                                      -------------    -------------
         Total current liabilities ..................................     1,174,695          152,202

Senior secured term debt ............................................            -          464,756
Senior secured revolving debt facility ..............................            -          153,600
Senior unsecured debt to related parties ............................            -           21,951
Senior subordinated notes ...........................................            -          401,349
Deferred tax liability ..............................................      105,561           94,491
Capital lease obligations ...........................................        1,707            1,724
Other liabilities ...................................................       12,324           15,421
                                                                      -------------    -------------
        Total liabilities ...........................................    1,294,287        1,305,494
                                                                      -------------    -------------

Commitments and contingent liabilities:

Stockholders' deficit:
     Preferred stock, $0.01 par value; 25,000,000 shares
       authorized; 3,750,000 shares, Series A Convertible
       Cumulative, issued and outstanding, with a liquidation
       preference value of $18,656 and $17,939, respectively........            37               37
     Common stock, $0.01 par value; 250,000,000 shares
       authorized; 77,155,022 and 77,155,622 shares issued,
       respectively ................................................           772              772
     Paid-in capital ...............................................       684,773          684,773
     Accumulated deficit ...........................................      (763,211)        (739,598)
     Accumulated other comprehensive loss ..........................             -              (56)
                                                                       -------------    -------------
        Total stockholders' deficit ................................       (77,629)         (54,072)
                                                                       -------------    -------------
        Total liabilities and stockholders' deficit ................   $ 1,216,658      $ 1,251,422
                                                                       =============    =============


         See accompanying notes to consolidated financial statements.


                                      AURORA FOODS INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands except per share amounts)
                                         (unaudited)


                                                                    Three Months Ended June 30,
                                                                   ------------------------------
                                                                        2003            2002
                                                                   --------------   -------------
                                                                                    (restated -
                                                                                    See Note 2)

Net sales .......................................................      $ 161,092       $ 172,894
Cost of goods sold ..............................................        (97,847)       (112,091)
                                                                     ------------   -------------
      Gross profit ..............................................         63,245          60,803
                                                                     ------------   -------------
Brokerage, distribution and marketing expenses:
      Brokerage and distribution ................................        (21,191)        (23,743)
      Consumer marketing ........................................         (1,971)         (6,080)
                                                                     ------------   -------------
          Total brokerage, distribution and marketing expenses ..        (23,162)        (29,823)
Amortization of intangibles .....................................         (3,146)         (2,579)
Selling, general and administrative expenses ....................        (13,191)        (15,010)
Administrative restructuring and retention costs ................         (4,440)              -
Financial restructuring and divestiture costs ...................         (4,174)              -
Plant closures ..................................................          2,674         (29,900)
                                                                     ------------   -------------
          Total operating expenses ..............................        (45,439)        (77,312)
                                                                      ------------   -------------
      Operating income (loss) ...................................         17,806         (16,509)
Interest and financing expenses:
      Interest expense, net .....................................        (21,564)        (22,893)
      Excess leverage fee .......................................         (3,218)              -
      Adjustment to value of derivatives ........................           (729)         (4,063)
      Issuance of warrants ......................................              -          (4,259)
      Amortization of discount, premium and financing costs .....         (1,209)         (2,946)
                                                                     ------------   -------------
          Total interest and financing expenses .................        (26,720)        (34,161)
                                                                     ------------   -------------
      Loss before income taxes ..................................         (8,914)        (50,670)
Income tax expense ..............................................         (6,032)         (5,060)
                                                                     ------------   -------------
          Net loss ..............................................        (14,946)        (55,730)
Preferred dividends .............................................           (360)           (332)
                                                                     ------------   -------------
      Net loss available to common stockholders .................      $ (15,306)      $ (56,062)
                                                                     ============   =============

Basic and diluted loss per share available to common stockholders        $ (0.20)        $ (0.78)
                                                                     ============   =============
Weighted average number of shares outstanding ...................         77,155          71,823
                                                                     ============   =============

                 See accompanying notes to consolidated financial statements.


                                      AURORA FOODS INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands except per share amounts)
                                         (unaudited)

                                                                     Six Months Ended June 30,
                                                                   -------------------------------
                                                                        2003            2002
                                                                   --------------   --------------
                                                                                    (restated -
                                                                                    See Note 2)
Net sales .......................................................      $ 351,299       $ 367,020
Cost of goods sold ..............................................       (215,724)       (246,550)
                                                                     ------------   -------------
      Gross profit ..............................................        135,575         120,470
                                                                     ------------   -------------
Brokerage, distribution and marketing expenses:
      Brokerage and distribution ................................        (47,948)        (50,867)
      Consumer marketing ........................................         (6,749)        (15,819)
                                                                      ------------   -------------
          Total brokerage, distribution and marketing expenses...        (54,697)        (66,686)
Amortization of intangibles .....................................         (6,445)         (5,027)
Selling, general and administrative expenses ....................        (28,881)        (32,350)
Administrative restructuring and retention costs ................         (4,440)              -
Financial restructuring and divestiture costs ...................         (4,174)              -
Plant closures ..................................................          2,674         (29,900)
                                                                     ------------   -------------
          Total operating expenses ..............................        (95,963)       (133,963)
                                                                     ------------   -------------
      Operating income (loss) ...................................         39,612         (13,493)
Interest and financing expenses:
      Interest expense, net .....................................        (44,170)        (45,162)
      Excess leverage fee .......................................         (4,633)              -
      Adjustment to value of derivatives ........................         (1,622)         (5,180)
      Issuance of warrants .....................................               -          (4,259)
      Amortization of discount, premium and financing costs .....         (2,408)         (3,749)
                                                                     ------------   -------------
          Total interest and financing expenses .................        (52,833)        (58,350)
                                                                     ------------   -------------
      Loss before income taxes and cumulative effect of change
          in accounting..........................................        (13,221)        (71,843)
Income tax expense ..............................................         (9,674)       (109,578)
                                                                     ------------   -------------
      Net loss before cumulative effect of change in accounting..        (22,895)       (181,421)
Cumulative effect of change in accounting, net of tax of $21,466.              -        (228,150)
                                                                     ------------   -------------
          Net loss ..............................................        (22,895)       (409,571)
Preferred dividends .............................................           (718)           (663)
                                                                     ------------   -------------
      Net loss available to common stockholders .................      $ (23,613)     $ (410,234)
                                                                     ============   =============
Basic and diluted loss per share available to common stockholders
      before cumulative effect of change in accounting ..........      $   (0.31)     $    (2.54)
          Cumulative effect of change in accounting, net of tax..              -           (3.17)
                                                                     ------------   -------------
          Basic and diluted loss per share available to
            common stockholders .................................      $   (0.31)     $    (5.71)
                                                                     ============   =============
Weighted average number of shares outstanding ...................         77,155          71,788
                                                                     ============   =============


         See accompanying notes to consolidated financial statements.


                                      AURORA FOODS INC.
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        (in thousands)
                                         (unaudited)

                                                                                 Accumulated
                                                                                    Other
                                 Preferred  Common    Paid-in     Accumulated    Comprehensive
                                  Stock      Stock    Capital       Deficit          Loss           Total
                                 ---------  -------   ---------   -----------    -------------   ---------

Balance at December 31, 2002
 (restated - See Note 2)         $    37    $   772   $ 684,773   $ (739,598)    $    (56)       $ (54,072)

Net loss                               -       -          -          (22,895)           -          (22,895)

Cumulative preferred dividends         -       -          -             (718)           -             (718)

Net deferred hedging adjustment        -       -          -                -           56               56
                                 ---------  -------   ---------   -----------    -------------   ---------

Balance at June 30, 2003         $    37    $   772   $ 684,773   $ (763,211)    $      -        $ (77,629)
                                 =========  =======   =========   ===========    =============   =========





                 See accompanying notes to consolidated financial statements.


                                      AURORA FOODS INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                         (unaudited)

                                                                   Six Months Ended June 30,
                                                                  ---------------------------
                                                                     2003            2002
                                                                  ------------    -----------
                                                                                  (restated -
Cash flows from operations:                                                       See Note 2)
      Net loss ..................................................   $ (22,895)    $ (409,571)
      Cumulative effect of change in accounting, net of tax .....           -        228,150
      Adjustments to reconcile net loss to cash from
       operating activities:
          Depreciation ..........................................      10,720         16,158
          Amortization ..........................................       8,853          8,776
          Deferred income taxes .................................       9,674        109,578
          Recognition of loss on derivatives ....................       1,622          5,180
          Issuance of warrants ..................................           -          4,259
          Non-cash plant closure items ..........................      (2,368)        26,000
          Excess leverage fee ...................................       4,633              -
          Other, net ............................................         215              2
          Changes to operating assets and liabilities:
              Accounts receivable ...............................       1,872         25,437
              Accounts receivable sold ..........................         (32)        (2,053)
              Inventories .......................................      30,885         11,548
              Prepaid expenses and other assets .................      (4,146)       (16,057)
              Accounts payable ..................................     (22,011)       (15,842)
              Accrued expenses ..................................       5,340          6,138
              Other non-current liabilities .....................      (3,267)        (3,500)
                                                                  ------------    -----------
Net cash from operations ........................................      19,095         (5,797)
                                                                  ------------    -----------
Cash flows from investing activities:
      Asset additions ..........................................       (4,203)       (11,548)
      Proceeds from sale of assets .............................        2,058            404
                                                                  ------------    -----------
Net cash from investment activities ............................       (2,145)       (11,144)
                                                                  ------------    -----------
Cash flows from financing activities:
      Proceeds from senior secured revolving debt facility, net.       13,400         30,300
      Repayment of debt ........................................      (21,630)       (16,463)
      Senior unsecured financing from related parties...........            -         14,550
      Other, net ...............................................          (58)           391
                                                                  ------------    -----------
Net cash from financing activities .............................       (8,288)        28,778
                                                                  ------------    -----------
Increase in cash and cash equivalents ..........................        8,662         11,837
Cash and cash equivalents, beginning of period .................       12,904            184
                                                                  ------------    -----------
Cash and cash equivalents, end of period .......................     $ 21,566       $ 12,021
                                                                  ============    ===========

         See accompanying notes to consolidated financial statements.

                               AURORA FOODS INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Statements

         The interim consolidated financial statements of the Company included herein have not been audited by independent accountants. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding the preparation of interim financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

         For further information, reference should be made to the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, however, certain amounts in the prior period financial statements relating to income taxes are being restated, as discussed in Note 2 - Restatement and an amended Form 10-K will be filed by the Company.

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

Financial Restructuring and Divestiture Activities

         In July 2003, the Company announced that it is undertaking a comprehensive financial restructuring (the "Restructuring"), designed to reduce the Company's outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners III, L.P. (the "Investor"), an affiliate of J.W. Childs Associates, L.P., pursuant to which the Investor will make a $200 million investment in the Company for a 65.6% equity interest in the reorganized company, subject to the terms and conditions contained therein. The equity transaction is contemplated to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code which the Company expects to commence during the second half of 2003. Under the terms of the definitive agreement with the Investor, the Restructuring would include the following proposed elements:

o The Company's existing bank lenders will be paid in full, receiving approximately $458 million in cash and approximately $197 million in new senior unsecured notes with a 10-year maturity. Aurora and J.W. Childs intend to raise approximately $441 million of new bank financing in connection with the restructuring, including a $50 million revolving credit facility, and will seek to effect a high yield offering in an amount sufficient to pay cash to the bank lenders in lieu of the new senior unsecured notes. The definitive agreement contemplates that the Company's existing bank lenders will waive any right to the excess leverage fee and the asset sale fee, which are provided for in the Company's credit agreement.

o The Company's existing accounts receivable sales facility will be terminated.

o Holders of the Company's 12% senior unsecured notes due 2006 will be paid in full, receiving approximately $29 million of new senior unsecured notes with a 10-year maturity, unless J.W. Childs effects a high yield offering in an amount sufficient to pay cash in lieu of such unsecured notes.

o Holders of the Company's outstanding 8.75% and 9.875% senior subordinated notes due 2008 and 2007, respectively, will receive a 50% recovery through cash in the aggregate amount of approximately $110 million and approximately 29.5% (approximately $90 million) of the common stock of the reorganized Company.

o Existing common and preferred stockholders will receive approximately 4.9% (approximately $15 million) of common stock of the reorganized Company, and the existing common and preferred shares will be cancelled in connection with the restructuring.

         The Company also launched, with the support of its senior lenders, a vendor lien program under which the Company is offering vendors and carriers of its goods the ability to obtain a junior lien on substantially all of the Company's assets for shipments made to the Company on agreed terms. In excess of 125 vendors with estimated annual purchases of $250 million are participating in the vendor lien program.

         The closing of the Restructuring is subject to a number of conditions, including the consent of the Company's senior lenders and bondholders to the plan of reorganization, bankruptcy court approval of the plan of reorganization, completion of the refinancing of the Company's existing indebtedness in accordance with the terms of the Restructuring, and customary regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the fourth quarter of 2003.

         The Company is currently in discussions with its bank group and bondholders regarding the terms of the restructuring. However, no assurance can be given that these discussions will lead to an agreement, that the conditions to closing will be satisfied, or that the restructuring will ultimately be consummated.

         As of June 30, 2003, the Company had incurred and expensed approximately $1.9 million of related legal, consulting and investment banking costs related to the Restructuring.

         The Company will determine whether to continue with its previously announced divestiture process after the Restructuring is complete. As of June 30, 2003, the Company had incurred and deferred in other assets approximately $2.3 million of related legal, accounting and investment banking costs related to the divestiture process. Such costs have been expensed in the accompanying consolidated statement of operations during the second quarter due to the uncertainty that a divestiture transaction will be completed.

Liquidity

         The Company continues to be highly leveraged. As of June 30, 2003, the Company had outstanding, approximately $1.08 billion in aggregate principal indebtedness for borrowed money, and had approximately $26.3 million of cash and available borrowing capacity under its accounts receivable sales facility. The Company has no availability under its revolving credit facility. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

         In connection with the Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003, on the 2008 Subordinated Notes, which resulted in a default under its debt agreements. The June Bank Amendment also included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company's failure to make the scheduled interest payment on the 2008 Subordinated Notes. As a result of this non-payment, the Company reclassified all outstanding debt to current liabilities as of June 30, 2003.

Accounting Changes

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method. As a result, the Company recorded an impairment charge of $228.2 million, net of tax of $21.5 million, as restated, effective January 1, 2002. See Note 2 - Restatement.

Stock Option Plans

         At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and its related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Restructuring contemplates that all currently outstanding stock options will be cancelled. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock Based Compensation," to stock-based employee compensation (in thousands, except per share).

                                           Three months ended June 30,  Six months ended June 30,
                                            ---------------------------  ---------------------------
                                              2003           2002           2003          2002
                                           ------------  -------------  ------------- -------------
                                                         (restated -                   (restated -
                                                         See Note 2)                   See Note 2)
Reported net loss available to
 common stockholders .....................   $ (15,306)     $ (56,062)     $ (23,613)   $ (410,234)

Total stock-based employee compensation
 expense determined under fair value based
 method for all awards ...................        (341)          (905)        (1,027)       (1,810)
                                           ------------  -------------  ------------- -------------

Pro forma net loss available to
 common stockholders .....................   $ (15,647)     $ (56,967)     $ (24,640)   $ (412,044)
                                           ============  =============  ============= =============

Reported basic and diluted loss per share
available to common stockholders .........   $   (0.20)     $   (0.78)     $   (0.31)   $    (5.71)
                                           ============  =============  ============= =============

Pro forma basic and diluted loss per
  share available to
  common stockholders ....................   $   (0.20)     $   (0.79)       $ (0.32)      $ (5.74)
                                           ============  =============  ============= =============



NOTE 2 - RESTATEMENT

         The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to

January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company's goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. In addition, the impact on the statement of operations for the three months ended March 31, 2003 was to increase income tax expense and the net loss by $3.6 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred liability is required by existing accounting literature, due to the existence of net operating tax loss carry forwards, which expire at various times through the year 2022, the Company does not expect that these potential taxes will be payable in the foreseeable future, if ever.

         The following tables summarize, in a condensed format, the annual financial statements as previously reported and as restated as of and for the years ended December 31, 2002 and 2001(in thousands):

                                                      Years Ended December 31
                                     ----------------------------------------------------------
                                                2002                         2001
                                     ---------------------------   ----------------------------
                                      As previously                As previously
                                       reported      As restated     reported      As restated
                                     --------------  -----------   -------------   ------------
Loss before income taxes and
cumulative effect of change in
accounting ........................     $ (169,015)  $ (169,015)     $ (24,407)     $ (24,407)
   Income tax benefit (expense)....       (146,756)    (115,918)         6,828        (58,574)
                                     --------------  -----------   -------------   ------------

     Net loss before cumulative effect
      of accounting change ........       (315,771)    (284,933)       (17,579)       (82,981)
Cumulative effect of change in
 accounting, net of tax of $82,237
 and $21,466, as restated..........       (167,379)    (228,150)              -              -
                                      --------------  -----------   -------------   ------------
     Net loss .....................       (483,150)    (513,083)       (17,579)       (82,981)
Preferred dividends ...............         (1,353)      (1,353)        (1,253)        (1,253)
                                      --------------  -----------   -------------   ------------
     Net loss available to common
       stockholders ...............     $ (484,503)   $(514,436)     $ (18,832)     $ (84,234)
                                      =============   ==========   -=============   ============

Basic and diluted net loss per
share available to common
stockholders before cumulative
change in accounting .............      $    (4.31)     $ (3.10)       $ (0.26)       $ (1.16)

   Cumulative effect of change in
     accounting ..................           (2.28)       (3.90)              -              -
                                      --------------  -----------   -------------   ------------
   Basic and diluted loss per share
     available to common
     stockholders.................      $    (6.59)     $ (7.00)       $ (0.26)        $(1.16)
                                      =============   ==========   -=============   ============

                                                            December 31, 2002                             December 31, 2001
                                                 -------------------------------------        -------------------------------------
                                                   As previously                                As previously
                                                     reported             As restated            reported              As restated
                                                  ---------------       --------------        --------------          -------------
                      ASSETS
                      ------
Deferred tax asset ............................   $           -          $          -           $    18,563             $        -
Other current assets ..........................         145,512               145,512               163,195                163,195
                                                  ---------------        --------------        --------------          -------------
            Current assets ....................         145,512               145,512               181,758                163,195

Property, plant and equipment, net ............         171,570               171,570               232,650                232,650
Deferred tax asset ............................               -                     -                47,799                      -
Goodwill and other intangible assets, net .....         903,870               903,870             1,229,652              1,229,652
Other assets ..................................          30,470                30,470                31,181                 31,181
                                                 ---------------        --------------        --------------          -------------
          Total assets ........................    $  1,251,422           $ 1,251,422           $ 1,723,040            $ 1,656,678
                                                 ===============        ==============        ==============          =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities ...........................    $    152,202           $   152,202            $  192,974            $ $ 192,974
Deferred tax liabilities ......................               -                94,491                     -                      -
Other liabilities .............................          15,421                15,421                16,683                 16,683
Long term debt ................................       1,021,429             1,021,429             1,003,931              1,003,931
Long term debt from related parties ...........          21,951                21,951                     -                      -
                                                 --------------        --------------        --------------          -------------
          Total liabilities ...................       1,211,003             1,305,494             1,213,588              1,213,588

Stockholders' equity (deficit):
     Preferred stock ..........................              37                    37                    37                     37
     Common stock .............................             772                   772                   743                    743
     Paid-in capital ..........................         684,773               684,773               685,582                685,582
     Treasury stock ...........................               -                     -               (13,266)               (13,266)
     Accumulated deficit ......................        (644,263)             (739,598)             (159,760)              (225,162)
     Promissory notes .........................               -                     -                   (40)                   (40)
     Accumulated other comprehensive loss .....            (900)                  (56)               (3,844)                (4,804)
                                                 ---------------        --------------        --------------          -------------
          Total stockholders' equity (deficit).          40,419               (54,072)              509,452                443,090

          Total liabilities and stockholders'..  ---------------        --------------        --------------          -------------
           equity (deficit) ...................   $   1,251,422           $ 1,251,422           $ 1,723,040            $ 1,656,678
                                                 ===============        ==============        ==============          =============

         The following tables summarize, in a condensed format, the quarterly statements of operations as previously reported and restated for the quarters affected by the restatement (in thousands):


                                                   Three Months Ended
                                                     March 31, 2003
                                           --------------------------------
                                            As previously
                                              reported       As restated
                                           --------------- ----------------

Loss before income taxes.............       $  (4,307)      $  (4,307)
   Income tax expense ...............               -          (3,642)
                                           --------------- ----------------
   Net loss .........................          (4,307)         (7,949)

Preferred dividends .................            (358)           (358)
                                           --------------- ----------------
   Net loss available to common
   stockholders......................       $  (4,665)       $ (8,307)
                                           =============== ================

Basic and diluted net loss per share
available to common stockholders .....      $  (0.06)        $  (0.11)
                                           =============== ================



                                                                                 Three Months Ended
                                                    ------------------------------------------------------------------------
                                                        March 31, 2002                           June 30, 2002
                                                    -------------------------------          ------------------------------
                                                       As                                       As
                                                     previously             As               previously             As
                                                    reported             restated            reported            restated
                                                    ----------           ----------          ----------          ----------
Loss before income taxes
 and cumulative effect of
 change in accounting ............................  $ (21,173)           $ (21,173)          $ (50,670)          $ (50,670)

    Income tax benefit(expense) ..................      8,249             (104,518)             19,614              (5,060)
                                                    ----------           ----------          ----------          ----------
          Net loss before
           cumulative effect of
           accounting change .....................    (12,924)            (125,691)            (31,056)            (55,730)

Cumulative effect of change in
 accounting, net of tax of $82,237
 and 21,466, as restated .........................   (167,379)            (228,150)                  -                   -
                                                    ----------           ----------          ----------          ----------
          Net loss ...............................   (180,303)            (353,841)            (31,056)            (55,730)

Preferred dividends                                      (331)                (331)               (332)               (332)
          Net loss available to                     ----------           ----------          ----------          ----------
             common stockholders .................  $ (180,634)          $(354,172)          $ (31,388)          $ (56,062)
                                                    ==========           ==========          ==========          ==========
Basic and diluted net loss
   available to common
   stockholders before
   cumulative effect of
   accounting change .............................    $ (0.19)             $ (1.76)            $ (0.44)            $ (0.78)

Cumulative effect of change of
   accounting, net of tax ........................      (2.33)               (3.18)                  -                   -

Basic and diluted loss per share
   available to common                              ----------           ----------          ----------          ----------
   stockholders ..................................    $ (2.52)             $ (4.94)            $ (0.44)            $ (0.78)
                                                    ==========           ==========          ==========          ==========
[TABLE CONTINUED]


                                                    -------------------------------------------------------------------------
                                                       September 30, 2002                        December 31, 2002
                                                      ------------------------------         ------------------------------
                                                         As                                     As
                                                      previously             As              previously             As
                                                      reported            restated           reported            restated
                                                      ----------          ----------         ----------          ----------
Loss before income taxes
 and cumulative effect of
 change in accounting ............................       $ (845)             $ (845)         $ (96,327)          $ (96,327)

    Income tax benefit(expense) ..................          289              (4,977)          (174,908)             (1,363)
                                                      ----------          ----------         ----------          ----------
          Net loss before
           cumulative effect of
           accounting change .....................         (556)             (5,822)          (271,235)            (97,690)

Cumulative effect of change in
 accounting, net of tax of $82,237
 and 21,466, as restated .........................            -                   -                  -                   -
                                                      ----------          ----------         ----------          ----------
          Net loss ...............................         (556)             (5,822)          (271,235)            (97,690)

Preferred dividends                                        (344)               (344)              (346)               (346)
          Net loss available to                       ----------          ----------         ----------          ----------
             common stockholders .................       $ (900)           $ (6,166)         $(271,581)          $ (98,036)
                                                      ==========          ==========         ==========          ==========
Basic and diluted net loss
   available to common
   stockholders before
   cumulative effect of
   accounting change .............................      $ (0.01)            $ (0.08)           $ (3.52)            $ (1.27)

Cumulative effect of change of
   accounting, net of tax ........................            -                   -                  -                   -

Basic and diluted loss per share
   available to common                                ----------          ----------         ----------          ----------
   stockholders ..................................      $ (0.01)            $ (0.08)           $ (3.52)            $ (1.27)
                                                      ==========          ==========         ==========          ==========

                                                                Three Months Ended
                                                               December 31, 2001
                                                         ------------------------------
                                                         As previously
                                                           reported          As restated
                                                         -------------       -----------
Income before income taxes ...........................     $ 4,698           $   4,698
            Income tax expense .......................      (2,316)            (67,718)
                                                         -------------       -----------
            Net income (loss) ........................       2,382             (63,020)

Preferred dividends ..................................        (320)               (320)
            Net income (loss) available to common        ------------        -----------
              stockholders ...........................     $ 2,062           $ (63,340)
                                                         ============        ===========

Basic and diluted net income (loss) per share
            available to common stockholders ........       $ 0.03             $ (0.88)
                                                         ============        ===========


NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable at June 30, 2003, and December 31, 2002, are stated net of the proceeds received from the sale of accounts receivable pursuant to the Company's accounts receivable sales facility in the amount of $14.8 million at both dates. The Company's accounts receivable sales facility currently expires September 30, 2003. Under the plans of the Restructuring, the Company does not intend to seek an extension of this accounts receivable sales facility.

NOTE 4 - INVENTORIES

         Inventories, net of reserves of $2.7 million and $9.9 million, respectively, consist of the following (in thousands):

                                                  June 30,       December 31,
                                                    2003             2002
                                                -------------    --------------

       Raw materials...........................     $  6,256        $  11,966
       Work in process.........................          265              281
       Finished goods..........................       49,921           75,480
       Packaging and other supplies............        7,353            6,953
                                                -------------    --------------
                                                    $ 63,795        $  94,680
                                                =============    ==============


NOTE 5 - EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

         Basic earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the "treasury stock method"), the outstanding Convertible Cumulative Preferred Stock and common stock warrants. The Company has had net losses available to common stockholders in each period, therefore the impact of these potentially dilutive common shares has been antidilutive and excluded from the determination of diluted loss per share. The net loss available to common stockholders and the weighted average shares outstanding contained in the consolidated statements of operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

         The number of shares of common stock outstanding and the transactions during the six-month period ended June 30, 2003, were as follows:

                                                         Common
                                                         Stock
                                                      Outstanding
                                                      ------------
Shares at December 31, 2002 .......................    77,155,622

Forfeiture of unvested restricted stock awards ....          (600)
                                                       ------------
Shares at June 30, 2003 ...........................    77,155,022
                                                       ============



NOTE 6 - SEGMENT INFORMATION

         The Company groups its business in three operating segments: retail, foodservice and other distribution channels. Many of the Company's brands are sold through two or more of the segments. The retail distribution segment includes all of the Company's brands and products sold to customers who sell or distribute these products to consumers through supermarkets, grocery stores and normal grocery retail outlets. The foodservice segment includes both branded and non-branded products sold to customers such as restaurants, business/industry and schools. The other distribution channels segment includes sales of branded and private label products to club stores, the military, mass merchandisers, convenience, drug, discount and chain stores, as well as exports from the United States.

         The Company's definition of segment contribution differs from operating income as presented in its primary consolidated financial statements and a reconciliation of the segmented and consolidated results is provided in the following table. Interest expense, financing costs and income tax amounts are not allocated to the operating segments.

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

         Results for the six months ended June 30, 2002, include pretax adjustments of $20.1 million recorded during the first quarter of 2002 principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1.0 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with executive severance.

         The following table presents a summary of operations by segment (in thousands):

                                                           Three months ended June 30,                Six months ended June 30,
                                                         ------------------------------          -------------------------------
                                                            2003                2002                 2003                2002
                                                         ----------          ----------          -----------          ----------
Net sales:
     Retail ...........................................    $124,048            $134,718             $270,476            $289,168
     Foodservice ......................................      15,025              15,106               29,339              29,347
     Other ............................................      22,019              23,070               51,484              48,505
                                                          ----------          ----------          -----------          ----------
               Total ..................................    $161,092            $172,894             $351,299            $367,020
                                                          ==========          ==========          ===========          ==========

Segment contribution and operating income:
     Retail ...........................................    $ 45,260            $ 39,390             $ 94,540            $ 71,794
     Foodservice ......................................       5,656               5,552               11,201              10,373
     Other ............................................       6,120               6,494               13,415              12,440
                                                          ----------          ----------          -----------          ----------
               Segment contribution ...................      57,036              51,436              119,156              94,607
     Fixed manufacturing costs ........................     (16,953)            (20,456)             (38,278)            (40,823)
     Amortization of intangibles ......................      (3,146)             (2,579)              (6,445)             (5,027)
     Selling, general and administrative expenses .....     (13,191)            (15,010)             (28,881)            (32,350)
     Administrative restructuring and retention costs..      (4,440)                  -               (4,440)                  -
     Financial restructuring and divestiture costs ....      (4,174)                  -               (4,174)                  -
     Plant closures ...................................       2,674             (29,900)               2,674             (29,900)
                                                          ----------          ----------          -----------          ----------
               Operating income (loss) ................    $ 17,806           $ (16,509)            $ 39,612           $ (13,493)
                                                          ==========          ==========          ===========          ==========


NOTE 7 - LITIGATION AND CONTINGENCIES

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

         The Company is a defendant in an action filed by the State of Illinois regarding the Company's St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining the Company from discharging its industrial waste into the City's treatment facility. The complaint also asked for fines and penalties associated with the City's discharge from its treatment facility and the Company's alleged operation of its production facility without obtaining a state environmental operating permit. On June 19, 2003, the Company and the Illinois Attorney General executed an Agreed Injunction Order settling all allegations in the complaint against the Company, other than any potential monetary fine or penalty. The Company intends to vigorously defend any future claim for fines or penalties.

         The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 8 - PREFERRED STOCK AND PREFERRED DIVIDENDS

         Dividends on the outstanding Series A Convertible Cumulative Preferred Stock are being accrued each period, but are not being paid in cash. Preferred dividends may be paid in additional preferred stock until such time as the restrictions on payment of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will determine whether future dividends will be paid in cash or additional shares of preferred stock. The Restructuring contemplates that all currently outstanding preferred stock will be cancelled.

NOTE 9 - DERIVATIVE INSTRUMENTS

         During the three and six month periods ended June 30, 2003, the Company recorded expense of approximately $0.7 million and $1.6 million, respectively, associated with the change in value of its interest rate collar agreement with a notional financial amount of $150.0 million, which the Company has determined is not an effective hedge under Statement of Financial Accounting Standard No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities." The change in value of this instrument was primarily due to lower expected future LIBOR rates used to compute the net liability to the Company. In 2002, the expenses related to the collar agreement for the three and six month periods were $4.3 million and $5.2 million, respectively. This agreement expires in November 2004. At June 30, 2003, the Company's liability reflected in the accompanying consolidated balance sheet associated with this interest rate derivative was approximately $10.9 million.

         Upon filing bankruptcy, the Company believes that the net market value of the derivative becomes due and payable.

         The Company's fixed to floating interest rate swap agreement with a notional principal amount of $150.0 million expired on March 17, 2003, when the Company made a final payment to the counterparty of $1.7 million.

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)

         The components of total comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 (unaudited) were as follows (in thousands):

                                                           Three months ended June 30,              Six months ended June 30,
                                                        ---------------------------------        ------------------------------
                                                           2003                2002                2003                2002
                                                        -----------          ----------          ----------          ----------
                                                                             (restated -                             (restated -
                                                                             See Note 2)                             See Note 2)

 Net loss ............................................   $ (14,946)          $ (55,730)          $ (22,895)          $ (409,571)
                                                        -----------          ----------          ----------          ----------

 Other comprehensive income:
      Income deferred on qualifying cash flow hedges             -              (1,384)                  -               (1,140)
      Reclassification adjustment for cash flow
           hedging losses realized in net loss .......           -               1,529                  56                3,075
                                                        -----------          ----------          ----------          ----------

 Total other comprehensive income ....................           -                 145                  56                1,935
                                                        -----------          ----------          ----------          ----------

      Total comprehensive loss .......................   $ (14,946)          $ (55,585)          $ (22,839)          $ (407,636)
                                                        ===========          ==========          ==========          ==========

NOTE 11 - DEBT

         On February 21, 2003, the Company amended its Fifth Amended and Restated Credit Agreement, dated as of November 1, 1999, among the Company, the financial institutions parties thereto and the agents party thereto (as amended, supplemented or otherwise modified from time to time, the "Senior Secured Debt Facility"). The terms of this amendment to the Senior Secured Debt Facility are more fully described in the Company's annual report on Form 10-K for the year ended December 31, 2002. Among other provisions, the amendment:

o provided for an excess leverage fee of 3.50% of the aggregate amount of term loan borrowings outstanding and the revolving credit facility on the amendment date. Such fee will not be required if the Company receives net cash proceeds from the sale of assets of at least $100.0 million by June 30, 2003, and an additional $125.0 million by September 30, 2003, or failing to meet the June 30, 2003, requirement, if aggregate net cash proceeds of $325.0 million are received by September 30, 2003; and

o provided for an asset sale fee of 1.75% of the average term loan borrowings outstanding and the revolving credit facility from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325.0 million from the sale of assets by March 31, 2004;

o provided that any excess leverage or asset sale fees that become payable will be paid at the earlier of certain events of default, the time of sale of assets from cash proceeds, or on June 30, 2005.

         If the Company fails to meet the asset proceeds requirements described above, the amounts payable to the lenders under the Senior Secured Debt Facility for the excess leverage and asset sale fees could total approximately $36.0 million. At June 30, 2003, the Company had not received any net cash proceeds from the sale of assets. Since the Company has not yet met the requirements that would allow the Company to avoid paying these fees (whether in part or in whole), the potential fees are being accrued over the remaining life of the Senior Secured Debt Facility as excess leverage fees in interest and financing expenses. Accordingly, in the three and six months ended June 30, 2003, the Company recorded additional interest expense of $3.2 million and $4.6 million resulting in a current accrued liability related to the fees of $4.6 million as of June 30, 2003. If the Company does not meet the requirements to avoid payment of the fees, the interest expense and liability recorded in 2003 will be approximately $10.9 million and the interest expense and additional liability to be recorded in 2004, 2005 and 2006 will be $12.0 million, $9.2 million and $3.5 million, respectively. At the time the Company meets any or all of the asset sale requirements, interest expense will be adjusted prospectively to reflect the reduction in the fees to be paid. See "Financial Restructuring and Divestiture Activities" in Note 1.

         At June 30, 2003, the Company was in compliance with the provisions of the Senior Secured Debt Facility and its other debt agreements. On July 1, 2003, the Company elected not to pay the interest due on its outstanding 8.75% senior subordinated notes due 2008 (the "2008 Subordinated Notes"). However, the Company entered into an Amendment and Forbearance, dated as of June 30, 2003 (the "June Bank Amendment"), with the lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility, pursuant to which (among other things) the lenders under the Senior Secured Debt Facility temporarily agreed not to exercise remedies with respect to any default arising under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) arising as a result of the failure to pay the interest due on the 2008 Subordinated Notes. See Note 16 for further discussion of the June Bank Amendment, the aforementioned election to withhold payment of interest on the 2008 Subordinated Notes and further amendments and forbearance agreements relating to the Senior Secured Debt Facility and the Company's outstanding senior subordinated notes.

NOTE 12 - INCOME TAXES

         No net income tax benefit associated with the pretax losses have been recorded. The Company records deferred tax liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. See Note 2 - Restatement.

NOTE 13 - PLANT CLOSURES

         In May 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Affected employees received severance pay in accordance with the Company's policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. During the six months ended June 30, 2003, the Company paid $0.1 million in severance and related costs and $0.6 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining accrual is minimal.

         In October 2002, the Company announced its intention to close its Yuba City, California, facility where the Company manufactured specialty seafood and Chef's Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Affected employees received severance pay in accordance with the Company's policies. As a result, the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs was related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. The facility was sold on June 30, 2003. During the six months ended June 30, 2003, the Company paid $0.6 million in severance and other employee related costs and $0.6 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded as income in plant closures on the consolidated statement of operations as a result of higher than expected proceeds from the disposition of the assets and the reversal of reserves on assets previously identified for disposition, which are now being used in operations. The majority of the remaining liability of $0.6 million is expected to be paid during the second half of 2003.

NOTE 14 - ADMINISTRATIVE RESTRUCTURING AND RETENTION COSTS

         On April 3, 2003, the Company announced that it had restructured its corporate organization and reduced its corporate staff by approximately 75 positions through terminations and the elimination of open positions. Impacted employees are receiving severance pay in accordance with the Company's policies. In addition, retention bonuses will be awarded to certain key employees who remain with the Company through June 1, 2004. The Company expects the restructuring, staff reductions and retention bonuses to result in a charge of approximately $7.0 million during periods through May 2004, and estimates that the cash impact in 2003 will be approximately $5.0 million. In the second quarter of 2003, the Company recorded an administrative restructuring and retention charge of $4.4 million associated with this program.

NOTE 15 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. FAS No. 149 will be adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS No. 149 to have a material impact on the Company's financial condition and results of operations.

         In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS No. 150 will be adopted by the Company for financial instruments entered into or modified after May 31, 2003. Due to the Restructuring, the Company is still evaluating the impact of the adoption of FAS No. 150 on its financial condition and results of operations.

NOTE 16 - Subsequent Events

         As discussed in Note 1, the Company is undertaking a comprehensive financial restructuring, including entering into a definitive agreement with the Investor. The closing of the Restructuring is subject to a number of conditions, including the consent of the Company's bank lenders and bondholders to the plan of reorganization, bankruptcy court approval of the plan of reorganization, completion of the refinancing of the Company's existing indebtedness in accordance with the terms of the Restructuring, and customary regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the fourth quarter of 2003.

         The Company has also launched, with the support of its senior lenders under the Senior Secured Debt Facility, a vendor lien program under which the Company is offering vendors and carriers of its goods the ability to obtain a junior lien on substantially all of the Company's assets for shipments of goods made to, by or otherwise on behalf of the Company on agreed terms (the "Secured Trade Credit Program"). On June 30, 2003, the Company entered into the June Bank Amendment, in order to amend the Senior Secured Debt Facility to provide for the Secured Trade Credit Program, among other things.

         In connection with the Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003, on the 2008 Subordinated Notes, which resulted in a default under its debt agreements. The June Bank Amendment also included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company's failure to make the scheduled interest payment on the 2008 Subordinated Notes. As a result of this non-payment, the Company reclassified all outstanding debt to current liabilities as of June 30, 2003.

         The Company subsequently entered into two other forbearance agreements in anticipation of future elections by the Company to withhold payment of interest when due on each series of its outstanding 9.875% senior subordinated notes due 2007 (the "2007 Subordinated Notes", together with the 2008 Subordinated Notes, the "Subordinated Notes"). On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the "July Bank Amendment") that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company's asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Subordinated Notes (the "Noteholder Forbearance Agreement") whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company's failure to make any scheduled interest payments on the Subordinated Notes. By their terms, these forbearance agreements are intended to expire on September 15, 2003, or earlier upon the happening of certain other events (e.g., the occurrence of any other potential or actual event of default).

         To facilitate the Restructuring, the Company has entered into certain confidentiality agreements with representatives of an ad hoc unofficial committee of certain holders of the Subordinated Notes, including Debevoise & Plimpton and Houlihan Lokey Howard & Zukin. In addition, certain holders of the Subordinated Notes have also agreed to be bound by confidentiality agreements in connection with their role as members of the unofficial committee.

         In connection with the Restructuring, the Company has entered into certain engagement letters with advisors and counsel acting on behalf of the holders of the Subordinated Notes pursuant to which the Company is obligated to reimburse such advisors and counsel for their reasonable fees and expenses arising from their involvement with the Restructuring. Similarly, the Company is obligated under the terms of the Senior Secured Debt Facility to reimburse the reasonable fees and expenses of the advisors and counsel acting on behalf of the senior lenders party to the Senior Secured Debt Facility in connection with their involvement in the Restructuring.

         On July 2, 2003, the New York Stock Exchange (the "NYSE") announced that it was suspending the listing of the Company's common stock as a direct result of the Company's announcement regarding the Restructuring. Additional support for the NYSE's action came from the fact that the Company had fallen below the NYSE's continued listing standards regarding (i) average global market capitalization over a consecutive 30 day trading period less than $50 million, (ii) total stockholders' equity less than $50 million and (iii) average closing price less than $1.00 over a consecutive 30 trading day period. The Company advised the NYSE that it would not challenge the action. Subsequently, the Company was able to obtain a listing of its common stock on the OTC Bulletin Board under the ticker symbol, "AURF".

         The restatement (as discussed in Note 2) will result in a technical default under the Senior Secured Debt Facility. However, the Company has had discussions with the senior lenders under the Senior Secured Debt Facility about the restatement, and anticipates obtaining a waiver or forbearance agreement from the senior lenders with respect to any default under the Senior Secured Debt Facility resulting from the restatement.

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF SUBSIDIARY

         Sea Coast is the Company's only subsidiary and is a guarantor of all of the Company's indebtedness, except the senior unsecured promissory notes. As a result, the condensed financial statements as of June 30, 2003 and December 31, 2002, and for the three and six months ended June 30, 2003 and 2002, are included below:

                                                   SEA COAST FOODS, INC.

                                                       BALANCE SHEET

                                                   (dollars in thousands)

                                                        (unaudited)

                                                                                    June 30,            December 31,
                                                                                      2003                2002
                                                                                    ----------          ----------
                                ASSETS
                                ------
Current assets:
            Accounts receivable (net of allowance of $72 and $34, respectively)..     $  3,201             $ 1,845
            Inventories ..........................................................       8,594              13,764
                                                                                   ------------          ----------
                      Total current assets .......................................      11,795              15,609
            Property, plant and equipment, net ...................................       1,545                   -
            Goodwill and intangible assets, net ..................................       6,667               8,000
            Other assets .........................................................         173                 168
                                                                                   ------------          ---------
                      Total assets................................................    $ 20,180            $ 23,777
                                                                                   ============          ==========



                  LIABILITIES AND STOCKHOLDER'S DEFICIT
                  -------------------------------------
Current liabilities:
            Accounts payable .....................................................       $ 930               $ 206
            Accrued expenses .....................................................         311                 443
                                                                                   ------------          ----------
                      Total current liabilities ..................................       1,241                 649
Due to parent ....................................................................      72,123              74,695
                                                                                   ------------          ----------
                      Total liabilities ..........................................      73,364              75,344
                                                                                   ------------          ----------
Stockholder's deficit:
            Common stock .........................................................           1                   1
            Paid-in capital ......................................................         200                 200
            Accumulated deficit ..................................................     (53,385)            (51,768)
                                                                                   ------------          ----------
                      Total stockholder's deficit ................................     (53,184)            (51,567)
                                                                                   ------------          ----------
                      Total liabilities and stockholder's deficit ................    $ 20,180            $ 23,777
                                                                                   ============          ==========


                                                   SEA COAST FOODS, INC.

                                                  STATEMENT OF OPERATIONS

                                                   (dollars in thousands)

                                                        (unaudited)



                                                         Three Months Ended June 30,              Six Months Ended June 30,
                                                        ------------------------------          -------------------------------
                                                          2003                2002                 2003                2002
                                                        ----------          ----------          -----------          ----------
Net sales ............................................    $ 7,346             $ 9,606             $ 16,582            $ 23,337
Cost of goods sold ...................................     (5,486)             (7,730)             (11,399)            (17,438)
                                                        ----------          ----------          -----------          ----------
            Gross profit .............................      1,860               1,876                5,183               5,899
                                                        ----------          ----------          -----------          ----------
Brokerage, distribution and marketing expenses:
            Brokerage and distribution ...............       (642)             (1,250)              (1,956)             (2,638)
            Consumer marketing .......................       (129)               (267)                (274)               (766)
                                                        ----------          ----------          -----------          ----------
Total brokerage, distribution and marketing
 expenses ............................................       (771)             (1,517)              (2,230)             (3,404)
Amortization of goodwill and other intangibles .......       (701)                (30)              (1,403)                (60)
Selling, general and administrative expenses .........       (749)               (772)              (1,321)             (1,583)
Plant closures .......................................      1,045                   -                1,045                   -
                                                        ----------          ----------          -----------          ----------
Total operating expenses .............................     (1,176)             (2,319)              (3,909)             (5,047)
                                                        ----------          ----------          -----------          ----------
            Operating income .........................        684                (443)               1,274                 852
Interest expense, net ................................     (1,446)             (1,402)              (2,891)             (2,827)
                                                        ----------          ----------          -----------          ----------
            Loss before income taxes .................       (762)             (1,845)              (1,617)             (1,975)
Income tax expense ...................................          -                   -                    -              (3,674)
                                                        ----------          ----------          -----------          ----------
            Net loss before cumulative effect of
             change in accounting ....................       (762)             (1,845)              (1,617)             (5,649)
Cumulative effect of change in accounting ............          -                   -                    -             (37,298)
                                                        ----------          ----------          -----------          ----------
                       Net loss ......................     $ (762)           $ (1,845)            $ (1,617)          $ (42,947)
                                                        ==========          ==========          ===========          ==========



                                    SEA COAST FOODS, INC.

                                   STATEMENT OF CASH FLOWS

                                    (dollars in thousands)

                                         (unaudited)


                                                                      Six Months Ended June 30,
                                                                    ------------------------------
                                                                      2003                2002
                                                                    ----------          ----------
Cash flows from operating activities:
         Net loss ..............................................     $ (1,617)          $ (42,947)
         Cumulative effect of change in accounting .............            -              37,298
         Adjustments to reconcile net loss to cash used in
              operating activities:
                 Depreciation and amortization .................        1,485                  80
                 Plant closures ................................       (1,045)                  -
                 Change in assets and liabilities:
                           Accounts receivables ................       (1,356)               (815)
                           Inventories .........................        5,170               1,809
                           Accounts payable ....................          724              (1,310)
                           Accrued expenses ....................         (132)               (128)
                                                                    ----------          ----------
Net cash from operating activities .............................        3,229              (6,013)
                                                                    ----------          ----------
Cash flow used in investing activities:
         Asset additions .......................................          (74)               (959)
                                                                    ----------          ----------
Net cash from investing activities .............................          (74)        -      (959)
                                                                    ----------          ----------
Cash flows from financing activities:
         Intercompany borrowings ...............................       (3,155)              6,972
                                                                    ----------          ----------
Net cash from financing activities .............................       (3,155)        -     6,972
                                                                    ----------          ----------
Net change in cash .............................................            -                   -
Beginning cash and cash equivalents ............................            -                   -
                                                                    ----------          ----------
Ending cash and cash equivalents ...............................          $ -                 $ -
                                                                    ==========          ==========



         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company's goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. In addition, the impact on the statement of operations for the three months ended March 31, 2003, was to increase income tax expense and the net loss by $3.6 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred liability is required by existing accounting literature, due to the existence of net operating tax loss carry forwards, which expire at various times through the year 2022, the Company does not expect that these potential taxes will be payable in the foreseeable future, if ever.

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2003 and 2002) in this discussion refer to the Company's three and six month periods ended on June 30, respectively. Amounts for the three and six months ended June 30, 2002 and the three months ended June 30, 2003, have been restated. See Note 2 - Restatement in Item 1 for additional information.

Results of Operations for the Three Months Ended June 30

         The Company manages its business in three operating segments: retail, foodservice and other channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

         Net sales decreased $11.8 million, or 6.8%, to $161.1 million in 2003 from $172.9 million in 2002. Total unit volume was down 12.0% during 2003 versus the prior year. In the retail segment, volume declined 14.2% from the prior year, primarily in Duncan Hines, Lender's and syrup. The Company's shipments to its retail customers materially lagged consumption as the trade reduced inventory levels and overall weeks of supply versus the previous year. Also, the Company's unit volume was affected by reduced marketing spending and increased competitive activity in the baking mix category as well as planned changes in the pricing strategy for the Company's syrup business. Unit volume for the foodservice segment increased 3.4% during 2003 versus the prior year, primarily due to increased shipments of Duncan Hines.

         Gross profit increased $2.4 million, or 4.0%, to $63.2 million in 2003 from $60.8 million in 2002. Gross profit in 2003 as compared to 2002 was impacted by the decline in net sales described above. Relative improvement in gross profit was realized due to more efficient trade spending and reduced slotting costs. In addition, manufacturing efficiencies and cost savings from plant closures positively impacted gross profit, offset by increased prices of flour and cocoa.

         Brokerage and distribution expenses decreased $2.5 million, or 10.8%, to $21.2 million from $23.7 million in 2002. Brokerage and distribution expenses were lower than the prior year due to reduced brokerage costs, principally due to the lower sales volumes and lower costs of storing inventory at third party distributors due to the Company's efforts to reduce inventory, offset by higher per unit freight costs resulting from higher fuel costs.

         Consumer marketing expenses declined $4.1 million, or 67.6%, to $2.0 million in 2003 from $6.1 million in 2002. This decrease was due largely to reduced consumer spending on seafood, Lenders and Duncan Hines including less media advertising and reduced couponing activity as the Company introduced fewer new products in 2003.

         Amortization expense increased $0.6 million, primarily due to amortization of the Chef's Choice trademark, which was not amortized during 2002. During the fourth quarter of 2002, the Company determined that this trademark had a finite life and it is being amortized over a three-year period.

         Selling, general and administrative expenses decreased $1.8 million, or 12.1%, to $13.2 million in 2003 from $15.0 million in 2002 primarily due to corporate staff reductions and reduction in costs for market research and share data, offset in part by an increase in consulting costs.

         Administrative restructuring and retention costs of $4.4 million were recorded during 2003 related to the corporate staff reductions. Affected employees are receiving severance pay in accordance with the Company's policies. In addition, retention bonuses were awarded to certain key employees who remain with the Company through June 1, 2004, which are being charged to expense ratably over that period. The Company expects the restructuring and retention costs to result in a total charge by June 1, 2004, of approximately $7.0 million and estimates that the cash impact in 2003 will be approximately $5.0 million. Management expects annualized savings of approximately $10 million.

         Financial restructuring and divestiture costs. As of June 30, 2003, the Company had incurred and expensed approximately $1.9 million of related legal, consulting and investment banking costs related to the Restructuring.

         As of June 30, 2003, the Company had incurred approximately $2.3 million of legal, accounting and investment banking costs related to the divestiture process. Such costs were expensed in the accompanying consolidated statement of operations during the second quarter due to the uncertainty that a divestiture transaction will be completed.

         Plant closures. During October 2002, the Company announced its intention to close its Yuba City, California, facility where the Company manufactured specialty seafood and Chef's Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Affected employees received severance pay in accordance with the Company's policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. The facility was sold on June 30, 2003. During the three months ended June 30, 2003, the Company paid $0.2 million in severance and other employee related costs and $0.4 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded as income in plant closures on the consolidated statement of operations as a result of higher than expected proceeds from the disposition of the assets and the reinstatement of assets previously anticipated to be sold. The majority of the remaining liability of $0.6 million is expected to be paid during the second half of 2003.

         During the second quarter of 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of 204 jobs. Affected employees received severance pay in accordance with the Company's policies and union agreements. The Company recorded a pre-tax charge of approximately $30 million in connection with the shutdown of the West Seneca facility. The non-cash portion of the charge is approximately $26 million and is primarily attributable to the write-down of property, plant and equipment, with the remaining $4 million primarily related to severance and other employee related costs.

         Interest and financing expenses. Total interest and financing expemses decreased $7.4 million, or 21.8%, to $26.7 million in 2003 from $34.2 million last year primarily as a result of a decrease in the net market adjustment associated with the Company's derivative instrument, which was not effective as a hedge as determined by FAS 133 and $4.2 million of expense recorded in 2002 related to the value of warrants issued on May 1, 2002, offset by $3.2 million of interest expense associated with potential additional senior debt fees. See Note 10 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

         Income tax expense. Income tax expense increased $1.0 million to $6.0 million in 2003, from $5.0 million in 2002, due to additional expense for deferred tax liabilities related to goodwill and certain other indefinite lived intangibles.

Results of Operations for the Six Months Ended June 30

         Results for the six months ended June 30, 2002, include pretax adjustments of $20.1 million principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with executive severance.

         Net sales decreased $15.7 million, or 4.3%, to $351.3 million in 2003 from $367.0 million in 2002. The 2002 net sales included $17.7 million in net sales adjustments, principally for retail trade promotion costs, which were a result of updated evaluations of the Company's reserves and assumptions for such costs. Total unit volume was down 10.6% in 2003 versus the prior year. In the retail segment, volume declined 14.3% from the prior year, primarily in Duncan Hines, Lender's, and syrup due to reduced marketing spending and increased competitive activity in the baking mix category as well as planned changes in the pricing strategy for the Company's syrup business. Net sales in other distribution channels remained consistent with the prior year.

         Gross profit increased $15.1 million, or 12.5%, to $135.6 million in 2003 from $120.5 million in 2002. Gross profit in 2003 as compared to 2002 was impacted by the decline in net sales and the net sales adjustments described above. Relative improvement in gross profit was realized due to more efficient trade spending and reduced slotting costs. In addition, manufacturing efficiencies and cost savings from plant closures positively impacted gross profit, offset by increased prices of flour and cocoa.

         Brokerage and distribution expenses decreased $2.9 million to $48.0 million in 2003 from $50.9 million in prior year. Brokerage and distribution expenses were lower than the prior year due to reduced brokerage costs, principally due to the lower sales volumes and lower costs of storing inventory at third-party distributors due to the Company's efforts to reduce inventory, offset by higher per unit freight costs from higher fuel costs.

         Consumer marketing expenses declined $9.1 million to $6.7 million in 2003 from $15.8 million in 2002. This decrease was due largely to reduced consumer spending on seafood, Lenders, syrups and Duncan Hines including less media advertising, less couponing activity as the Company introduced fewer new products in 2003, and a reduction of in-store seafood promotional events.

         Amortization expense increased $1.4 million, primarily due to amortization of the Chef's Choice trademark, which was not being amortized during 2002. During the fourth quarter of 2002, the Company determined that this trademark had a finite life and it is being amortized over a three-year period.

         Selling, general and administrative expenses decreased $3.5 million, or 10.7%, to $28.9 million in 2003 from $32.4 million in 2002 primarily due to corporate staff reductions and reduction in costs for market research and share data, offset in part by an increase in consulting costs.

         Administrative restructuring and retention costs of $4.4 million were recorded during 2003 related to the reduction of corporate staff by approximately 75 positions through terminations and the elimination of open positions. Affected employees are receiving severance pay in accordance with the Company's policies. In addition, retention bonuses were awarded to key employees.

         Financial restructuring and divestiture costs. As of June 30, 2003, the Company had incurred and expensed approximately $1.9 million of related legal, consulting and investment banking costs related to the Restructuring.

         As of June 30, 2003, the Company had incurred approximately $2.3 million of related legal, accounting and investment banking costs related to the divestiture process. Such costs were expensed in the accompanying consolidated statement of operations during the second quarter due to the uncertainty that a divestiture transaction will be completed.

         Plant closures. During October 2002, the Company announced its intention to close its Yuba City, California, facility where the Company manufactured specialty seafood and Chef's Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Impacted employees received severance pay in accordance with the Company's policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. The facility was sold on June 30, 2003. During the six months ended June 30, 2003, the Company paid $0.6 million in severance and other employee related costs and $0.6 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded in plant closures on the consolidated statement of operations as a result of higher than expected proceeds from the disposition of the assets and the reinstatement of assets previously anticipated to be sold. The majority of the remaining liability of $0.6 million is expected to be paid during the second half of 2003.

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

         Interest and financing expenses. Total interest and financing expenses decreased $5.5 million to $52.8 million in 2003 from $58.3 million last year primarily as a result of a decrease in the net market adjustment associated with the Company's derivative instrument, which was not effective as a hedge as determined by FAS 133 and $4.3 million of expense recorded in 2002 related to the value of warrants issued on May 1, 2002, offset by $4.6 million of interest expense associated with potential additional senior debt fees. See Note 10 to the Consolidated Financial Statements included in this Form 10-Q.

         Income tax expense. Income tax expense decreased $99.9 million from $109.6 million to $9.7 million. The decrease is primarily due to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against the deferred tax assets, as it was considered no longer reasonable to estimate the period of reversal, if any, for deferred tax liabilities related to goodwill as the result of the adoption of FAS 142. No income tax benefit was recorded in 2003. The Company records deferred tax liabilities for differences between certain goodwill and indefinite lived intangible assets.

Liquidity and Capital Resources

         For the six months ended June 30, 2003, the Company generated $19.1 million from operations versus using $5.8 million in the prior year. This $24.9 million improvement in cash provided by operations was primarily the result of an increase in operating earnings of $53.1 million over the prior year to $39.6 million from an operating loss of $13.5 million in 2002. The 2002 operating loss included non-cash plant closure charges of $26.0 million, while the 2003 operating earnings included a non-cash plant closure gain of $2.4 million. After taking into account these non-cash items, the difference in cash generated from operating activities between years is $24.7 million. Working capital changes provided $8.6 million in 2003 versus $5.7 million in 2002.

         Cash used for asset additions declined to $4.2 million in 2003 from $11.5 million in the first half of 2002. There were no major capital expenditures in 2003, while 2002 included expenditures related to the move of syrup production to the Company's St. Elmo, Illinois, facility. The proceeds from the sale of assets increased to $2.1 million from $0.4 million in 2002 primarily due to the sale of the Company's Yuba City, California, facility in the second quarter of 2003.

         In the six months ended June 30, 2003, the Company repaid a total of $21.6 million of borrowings for scheduled senior secured debt repayments and borrowed an additional $13.4 million under its revolving credit facility. In 2002, the Company borrowed an additional $30.3 million under the revolving credit facility and $14.6 million from the issuance of senior unsecured promissory notes to related parties, while repaying $16.4 million of scheduled senior secured debt payments.

         The Company continues to be highly leveraged. At August 6, 2003, the Company had outstanding approximately $1.08 billion in aggregate principal indebtedness for borrowed money and had approximately $24.1 million of cash and available borrowing capacity under its accounts receivable sales facility. The Company has no availability under its revolving credit facility. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. As discussed in Note 1 of the consolidated financial statements, the Company has announced that it is undertaking a comprehensive financial restructuring ("Restructuring"), designed to reduce the Company's outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Restructuring the Company entered into a definitive agreement with J.W. Childs Equity Partners III, L.P. ("Investor"), an affiliate of J.W. Childs Associates, L.P. Under the definitive agreement, the Investor will make a $200 million investment in the Company for a 65.6% equity interest in the reorganized company, subject to the terms and conditions contained therein. The equity transaction is contemplated to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code which the Company expects to commence during the second half of 2003. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

         In connection with the Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003, on the 2008 Subordinated Notes, which resulted in a default under its debt agreements. The June Bank Amendment also included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company's failure to make the scheduled interest payment on the 2008 Subordinated Notes. As a result of this non-payment, the Company reclassified all outstanding debt to current liabilities as of June 30, 2003.

         The Company subsequently entered into two other forbearance agreements in anticipation of future elections by the Company to withhold payment of interest when due on each series of its outstanding 9.875% senior subordinated notes due 2007 (the "2007 Subordinated Notes", together with the 2008 Subordinated Notes, the "Subordinated Notes"). On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the "July Bank Amendment") that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company's asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Subordinated Notes (the "Noteholder Forbearance Agreement") whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company's failure to make any scheduled interest payments on the Subordinated Notes. By their terms, these forbearance agreements are intended to expire on September 15, 2003, or earlier upon the happening of certain other events (e.g., the occurrence of any other potential or actual event of default). Upon expiration of the forbearance agreements or earlier termination thereof, an aggregate of $1.1 billion of outstanding indebtedness would become due and payable by the Company.

         The restatement will result in a technical default under the Senior Secured Debt Facility. However, the Company has had discussions with the senior lenders under the Senior Secured Debt Facility about the restatement, and anticipates obtaining a waiver or forbearance agreement from the senior lenders with respect to any default under the Senior Secured Debt Facility resulting from the restatement.

Interest Rate Agreements

         At June 30, 2003, the Company was party to a single interest rate collar agreement. On March 17, 2003, the Company's fixed to floating interest rate swap agreement with a notional principal amount of $150.0 million expired. Risks associated with the interest rate collar agreement include those associated with changes in the market value and interest rates. The Company has determined that the interest rate collar agreement is not effective as a hedge under FAS 133 and changes in its fair value are recognized in current period earnings. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company has entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company's debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003.

Financial Restructuring and Divestiture Activities

         In July 2003, the Company announced that it is undertaking a comprehensive financial restructuring designed to reduce the Company's outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the restructuring, the Company entered into the definitive agreement with the Investor pursuant to which the Investor will make a $200 million equity investment in the Company, subject to the terms and conditions contained therein. See "Financial Restructuring and Divestiture Activities" under Note 1 to the Company's notes to the Consolidated Financial Statements.

         Immediately following the closing under the definitive agreement, the Investor will own 65.6% of the Company's outstanding common stock on a fully diluted basis, subject to adjustment as described in the definitive agreement. In addition, the Investor will have certain rights under an investor agreement, including the right to designate a majority of the members of the Board of Directors of the Company.

Plant Closures

         In May 2002, the Company announced its intention to close its West Seneca, New York, Lender's bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Affected employees received severance pay in accordance with the Company's policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. During the six months ended June 30, 2003, the Company paid $0.1 million in severance and related costs and $0.6 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining accrual is minimal.

         On October 30, 2002, the Company announced its intention to close its Yuba City, California, facility where the Company manufactured specialty seafood and Chef's Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Affected employees received severance pay in accordance with the Company's policies. As a result, the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs was related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. During the six months ended June 30, 2003, the Company paid
$0.6 million in severance and other employee related costs and $0.6 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded in plant closures on the consolidated statement of operations as a result of higher than expected proceeds from the disposition of the assets and the reinstatement of assets previously anticipated to be sold. The majority of the remaining liability of $0.6 million is expected to be paid during the second half of 2003.

Recently Issued Accounting Standards

         In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. FAS No. 149 will be adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS No. 149 to have a material impact on the Company's financial condition and results of operations.

         In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS No. 150 will be adopted by the Company for financial instruments entered into or modified after May 31, 2003. Due to the Restructuring, the Company is still evaluating the impact of the adoption of FAS No. 150 on its financial condition and results of operations.

Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders. Certain statements, including, without limitation, statements containing the words "believes," "anticipates," "intends," "expects," "estimates" and words of similar import constitute "forward-looking statements" and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors could include, among others: the Company's ability to successfully complete the amount and timing of required asset divestitures; Company's ability to complete its financial restructuring; changes in interest rates; the availability of funding for operations; the ability of the Company to service its high level of indebtedness; the ability of management to implement a successful strategy; the ability of the Company to develop and maintain effective internal controls; the ability of the Company to successfully integrate the Company's brands; the ability of the Company to reduce expenses; the ability of the Company to retain key personnel; the ability of the Company to retain key customers; the ability of the Company to successfully introduce new products; the Company's success in increasing volume; the effectiveness of the Company's advertising campaigns; the ability of the Company to successfully leverage its brands; the ability of the Company to develop and maintain effective distribution channels; the ability of the Company to grow and maintain its market share; the actions of the Company's competitors; general economic and business conditions; industry trends; demographics; raw material costs; terms and development of capital; the ultimate outcome of asserted and unasserted claims against the Company; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has entered into interest rate swap and collar agreements for non-trading purposes. At June 30, 2003, the Company was party to a single interest rate collar agreement, as its interest rate swap agreement with a notional principal amount of $150.0 million expired on March 17, 2003. Risks associated with the collar agreement include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company's debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's interim chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's interim chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company is a defendant in an action filed by the State of Illinois regarding the Company's St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining the Company from discharging its industrial waste into the City's treatment facility. The complaint also asked for fines and penalties associated with the City's discharge from its treatment facility and the Company's alleged operation of its production facility without obtaining a state environmental operating permit. On June 19, 2003, the Company and the Illinois Attorney General executed an Agreed Injunction Order settling all allegations in the complaint against the Company, other than any potential monetary fine or penalty. The Company intends to vigorously defend any future claim for fines or penalties.

         The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         In connection with the Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003, on the 2008 Subordinated Notes, which resulted in a default under its debt agreements. The June Bank Amendment also included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company's failure to make the scheduled interest payment on the 2008 Subordinated Notes. As a result of this non-payment, the Company reclassified all outstanding debt to current liabilities as of June 30, 2003. As of August 14, 2003, the total arrearage is $8.8 million.

         The Company subsequently entered into two (2) other forbearance agreements in anticipation of future elections by the Company to withhold payment of interest when due on each series of its outstanding 9.875% senior subordinated notes due 2007 (the "2007 Subordinated Notes", together with the 2008 Subordinated Notes, the "Subordinated Notes"). On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the "July Bank Amendment") that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company's asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Subordinated Notes (the "Noteholder Forbearance Agreement") whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company's failure to make any scheduled interest payments on the Subordinated Notes. By their terms, these forbearance agreements are intended to expire on September 15, 2003, or earlier upon the happening of certain other events (e.g., the occurrence of any other potential or actual event of default).


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting on May 6, 2003, stockholders voted for the election of all nominees for the Board of Directors, approval of a proposal to authorize the Board of Directors, in its sole discretion, to effect a reverse split at one of three ratios and the approval of an amendment to the Company's 2000 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the Plan and to increase the maximum number of shares as to which awards may be granted to any participant in any one calendar year, as described in the Company's Proxy Statement for such meeting.

Vote tabulations were as follows:

Board of Directors:

           Name                   For           Against        Withheld
---------------------------   -------------   ------------   -------------

William B. Connell              62,109,682              -       4,311,313
Richard C. Dresdale             62,079,515              -       4,341,480
Andrea Geisser                  62,117,471              -       4,303,524
Robert B. Hellman, Jr.          62,122,162              -       4,298,833
Thomas M. Hudgins               62,829,194              -       3,591,801
Stephen L. Key                  62,841,385              -       3,579,610
Peter Lamm                      62,100,644              -       4,320,351
George E. McCown                62,113,903              -       4,307,092
Dale F. Morrison                61,984,423              -       4,436,572
John E. Murphy                  62,102,074              -       4,318,921


Amendment to the Certificate of Incorporation:

                                  For           Against       Abstained
                              -------------   ------------   -------------

                                65,162,520      1,207,585          50,890


Amendment to the 2000 Equity Incentive Plan:

                      For           Against        Abstained       Not Voted
                  -------------   -------------   -------------   -------------

                    43,531,362       6,971,944          77,549      15,840,140


ITEM 5:  OTHER INFORMATION

        None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

             See Exhibit Index.

  (b) Reports on Form 8-K during the quarter ended June 30, 2003:

     April 4, 2003        Press release issued by Aurora Foods Inc. on April
                          3, 2003, announcing its restructuring of its organization and reduction of its corporate staff.

     May 1, 2003          Press release issued by Aurora Foods Inc. on April
                          30, 2003, announcing its financial results for the first quarter ended March 31, 2003.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AURORA FOODS INC.

                                          By:   /s/ Dale F. Morrison
                                                -----------------------------
                                                 Dale F. Morrison
                                                Chairman of the Board and
                                                Interim Chief Executive Officer
                                                (Principal Executive Officer)


                                          By:   /s/ William R. McManaman
                                               -----------------------------
                                                William R. McManaman
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting  Officer)


Date: August 14, 2003

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

10.1 Amendment and Forbearance, dated as of June 30, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of November 1, 1999, among Aurora Foods Inc., the financial institutions parties thereto and the Agents. (Incorporated by reference to Exhibit 10.2 to Aurora Foods Inc.'s Form 8-K, dated July 3, 2003).

10.2 Amendment, Forbearance and Waiver, dated as of July 30, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of November 1, 1999, among Aurora Foods Inc., the financial institutions parties thereto and the Agents.

10.3 Noteholder Forbearance Agreement, dated as of July 31, 2003, among Aurora Foods Inc., Sea Coast Foods, Inc. and the holder of the Subordinated Notes party thereto.

10.4 Change of Control Agreement, made as of June 2, 2003, between Aurora Foods Inc. and Richard A. Keffer.

10.5 Indemnity Agreement, made and entered into as of March 17, 2003, by and between Aurora Foods Inc. and Richard A. Keffer.

10.6 Change of Control Agreement, made as of March 25, 2003, between Aurora Foods Inc. and Michael J. Hojnacki.

10.7 Employment Agreement, made as of July 1, 2003, between Aurora Foods Inc. and Ronald B. Hutchison.

31.1 Certification of Chairman of the Board and Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.