Form 10-K/A
period 2002-12-31
AURORA FOODS INC /DE/
filed 2003-09-16
CIK 1060024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14255

AURORA FOODS INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3303521
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11432 Lackland Road, St. Louis, MO 63146

(Address of Principal Executive Office, Including Zip Code)

(314) 801-2300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	OTC Bulletin Board

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

Documents incorporated by reference:

Proxy Statement filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference in Parts II and III.

Explanatory Note

This annual report on Form 10-K/A (this “Form 10-K/A”) is being filed to amend Items 6, 7, 8, 14 and 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the SEC on March 26, 2003, (the “Original Form 10-K”). Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Items 6, 7, 8, 14 and 15, as amended, as well as certain currently dated certifications.

On August 14, 2003, the Company announced that its financial results for the years ended December 31, 2002 and 2001, and interim quarters, would be restated to reflect adjustments with regard to deferred taxes. The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142)) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments is as follows:

•	For the year ended December 31, 2001, income tax expense and the net loss increased by $65.4 million.

•	For the year ended December 31, 2002, tax expense decreased by $30.9 million; the expense recorded for the cumulative effect of the change in accounting principle increased by $60.8 million; and the net loss increased by $29.9 million.

The foregoing adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in Note 28—Subsequent Events, to the Consolidated Financial Statements included in this Form 10-K/A, nor any tax planning techniques available to the Company.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to deferred taxes. The Company has not updated the information contained herein for events and transactions occurring subsequent to March 26, 2003, the filing date of the Original Form 10-K, except to reflect the restatement of the Company’s financial statements for the years ended December 31, 2002 and 2001, and except as set forth under “Subsequent Events” in the Management’s Discussion and Analysis and in Note 28 – Subsequent Events to the Consolidated Financial Statements. Events may have taken place that might have been reflected in the Original Form 10-K if they had taken place prior to the date of the original filing. The Company recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date.

In addition to the restatement adjustments, certain reclassifications have been made in this Form 10-K/A. In the consolidated statements of cash flows for the years ended December 31, 2002, 2001, and 2000, the change in accounts receivable sold has been reclassified from a financing activity to an operating activity, and in the consolidated statements of stockholders’ equity (deficit) for the years ended December 31, 2002, 2001, 2000, the cumulative preferred dividends have been reclassified from a change to the accumulated deficit to a change to additional paid-in capital.

AURORA FOODS INC.

2002 FORM 10-K/A ANNUAL REPORT

ITEM 6: SELECTED FINANCIAL DATA

The selected financial data presented below, as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-K/A. The comparability of the selected financial data presented below is significantly affected by changes in accounting principles in 2000 and 2002, the merger of VDK with the Company and by the acquisitions and related financings completed by the Company during its history. See “Business—Business History,” included in the Original Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2002 As Restated (1)	2001 As Restated (1)	2000	1999	1998 (2)
	(in thousands, except per share data)
Net sales	$771,869	$842,141	$821,014	$726,092	$560,078
Gross profit	277,426	347,443	332,429	301,156	241,143
Operating income (loss)	(54,988)	92,852	24,965	64,061	6,492
Net loss before cumulative effect of change in accounting and extrordinary loss	(284,933)	(82,981)	(56,091)	(4,449)	(59,918)
Net loss	(513,083)	(82,981)	(68,252)	(4,449)	(69,129)
Total assets	1,251,422	1,656,678	1,794,286	1,851,116	1,448,442
Total debt	1,086,639	1,041,901	1,105,428	1,079,220	708,092
Basic and diluted loss per share available to common stockholders:
Before cumulative effect of change in accounting and extraordinary loss	$(3.90)	$(1.16)	$(0.81)	$(0.07)	$(1.12)
Net loss per share available to common stockholders	(7.00)	(1.16)	(0.99)	(0.07)	(1.29)

(1)	The selected financial data for 2002 and 2001 has been restated to reflect certain adjustments with regard to deferred taxes. See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K/A.
(2)	The selected financial data for 1998 has been restated for matters relating to previous management not properly recording liabilities that existed for certain trade promotion and marketing activities and other expenses and overstating certain assets. In addition, certain activities were improperly recognized as sales. See “Item 1. Significant Events and Item 3. Legal Proceedings” in the Original Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and notes thereto. Unless otherwise noted, fiscal years in this discussion refer to the Company’s December-ending fiscal years.

Restatement

The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in Note 28 — Subsequent Events, to the Consolidated Financial Statements included in this Form 10-K/A, nor any tax planning techniques available to the Company.

Critical Accounting Policies and Estimates

The accounting policies utilized by the Company in the preparation of the Consolidated Financial Statements reflecting its financial position and results of operations necessarily require management to make estimates and use assumptions that affect the reported amounts in these financial statements and as a result they are subject to an inherent degree of uncertainty. Actual amounts may differ from those estimates under different assumptions or conditions and as additional information becomes available in future periods. The Company’s accounting policies are in accordance with U.S. generally accepted accounting principles (GAAP). The most significant accounting policies that involve a higher degree of judgment and complexity and that management believes are important to a more complete understanding of its financial position and results of operations are outlined below. Additional accounting policies that are also used in the preparation of the Company’s financial statements are outlined in the notes to the Company’s Consolidated Financial Statements included in this Form 10-K/A.

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

Deferred tax assets have been recorded by the Company in prior periods, which primarily represent net operating loss carry forwards. Income tax expense primarily includes non-cash tax adjustments resulting from the Company establishing a valuation allowance against its deferred tax assets, as the Company is no longer able to reasonably estimate the period of reversal for deferred tax liabilities relating to certain goodwill and indefinite lived intangible assets as the result of the adoption of FAS 142. As a result, the Company may not rely on the reversal, if any, of deferred tax liabilities associated with these assets to realize the deferred tax assets. Due to cumulative losses as of December 31, 2001, the Company could not rely, for accounting purposes, on forecasts of future earnings as a means to realize the deferred tax assets. Accordingly, the Company has determined that, pursuant to the provisions of FAS 109, deferred tax valuation allowances are required on those deferred tax assets. The Company also continues to record deferred tax liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Revenue recognition. Revenue is recognized upon shipment of product and transfer of title to customers.

Accounting Changes

Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This consensus had the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of revenue. As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12,161,000 has been recognized as an expense in the consolidated statement of operations for the year ended December 31, 2000.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative adjustment from adoption, net of tax, of $2,277,000 in Other Comprehensive Loss. See Note 17 to the Consolidated Financial Statements included in this Form 10-K/A.

Effective January 1, 2002, the Company adopted the consensus reached in EITF 00-25 and 01-09, which required that certain items, which had been classified as trade promotions expense in prior years, be reclassified as reductions of net sales. Adoption of the consensus had no impact on cash flow or the reported amounts of operating income for any period. Following this change, all payments made by the Company to direct and indirect customers to promote and facilitate the sale of the Company’s products are reflected as reductions of net sales. Prior year amounts in the accompanying consolidated statement of operations have been reclassified to conform with this new presentation.

	Net Sales After Reclassification (in thousands)
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

During the first quarter of 2002, the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company’s tradenames. Amortization of the tradenames ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the tradenames based on valuations performed by outside parties using the excess earnings approach. The fair value of all tradenames exceeded their net carrying value except for the Lender’s and Celeste tradenames. The net carrying value for these two tradenames was in excess of their fair value by $155.6 million, which was recorded, net of tax of $12.0 million, as a cumulative effect of a change in accounting principle.

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

Results of the first step of the Company’s impairment test of goodwill, completed during the second quarter of 2002, indicated goodwill impairment in two of the Company’s reporting units. Independent valuations using the discounted cash flow and market comparable approaches indicated the fair value of each reporting unit exceeded the book value for each reporting unit except for the Company’s seafood and Chef’s Choice businesses, primarily in the retail segment, due principally to changes in business conditions and performance relative to expectations at the time of acquisition. Based on the results of the first step, the Company recorded an estimated goodwill impairment charge, as of January 1, 2002, for the seafood and Chef’s Choice reporting units, in the statement of operations as a cumulative effect of a change in accounting principle. The results from the first quarter of 2002 were restated in the second quarter of 2002 to reflect this estimated charge.

The Company completed the second step of its goodwill impairment test for the seafood and Chef’s Choice reporting units during the fourth quarter of 2002. The results of the second step indicated that the book value of goodwill for the seafood and Chef’s Choice reporting units, as of January 1, 2002, exceeded the fair value of those two reporting units, less the fair value of all identifiable net assets, by $94.1 million. Consequently, the Company has recorded an additional charge in the statement of operations as a cumulative effect of a change in accounting principle. The final goodwill impairment charge of $94.1 million, net of tax of $9.5 million, has been recorded in the statement of operations as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The results from the first quarter of 2002, previously restated in the Company’s Form 10-Q for the quarter ended June 30, 2002, are further restated below, in accordance with the transitional provision of FAS 142, to reflect the final goodwill impairment charge associated with the adoption of FAS 142.

The adoption of FAS 142 resulted in total impairment charges to goodwill and tradenames of $249.7 million, which has been recorded, net of tax of $21.5 million, as a cumulative effect of a change in accounting principle, effective as of January 1, 2002.

The following table summarizes the restated results for the quarter ended March 31, 2002 (in thousands except per share amounts):

	As Reported	Transitional Restatement in 2002 (1)	As Restated (2)
Net loss:
Net loss before cumulative effect of change in accounting principle	$(12,924)	$(12,924)	$(125,691)
Cumulative effect of change in accounting, net of tax	(94,893)	(167,379)	(228,150)

Net loss	(107,817)	(180,303)	(353,841)
Preferred dividends	(331)	(331)	(331)

Net loss available to common stockholders	$(108,148)	$(180,634)	$(354,172)

Basic and diluted loss per share available to common stockholders:
Loss before cumulative effect of change in accounting	$(0.19)	$(0.19)	$(1.76)
Cumulative effect of change in accounting, net of tax	(1.32)	(2.33)	(3.18)

Net loss available to common stockholders	$(1.51)	$(2.52)	$(4.94)

(1)	The selected financial data reflects the restated amounts recorded pursuant to the transitional adoption provisions of FAS 142, as previously reported.
(2)	The selected financial data reflects the additional changes due to the restatement for matters relating to the accounting for deferred taxes. See Note 2 to the Consolidated Financial Statements.

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

The following schedule shows net loss and net loss per share adjusted to exclude the Company’s amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) as if such amortization expense had been discontinued in 2001 and 2000 (in thousands):

	Fiscal year ended December 31,
	2002	2001	2000
	(As restated)	(As restated)
Reported net loss available to common stockholders before cumulative effect of change in accounting	$(286,286)	$(84,234)	$(56,424)
Add back:
Goodwill amortization	—	20,074	12,991
Intangible amortization	—	13,265	8,490

Adjusted net loss available to common stockholders	$(286,286)	$(50,895)	$(34,944)

Basic and diluted income (loss) per share available to common stockholders:
Reported net loss	$(3.90)	$(1.16)	$(0.81)
Add back:
Goodwill amortization	—	0.28	0.19
Intangible amortization	—	0.18	0.12

Adjusted net loss	$(3.90)	$(0.70)	$(0.50)

Results of Operations

All data for 2002 and 2001 has been presented on a restated basis. See Note 2 to the Consolidated Financial Statements included in this Form 10-K/A for discussion on the restatement.

The following tables set forth the results of operations for the periods indicated as well as line items as a percentage of net sales. Certain amounts from prior years have been reclassified to conform to the Company’s current year presentation.

Consolidated Statements of Operations

(in thousands except per share amounts)

	Years Ended December 31,
	2002	2001	2000
	(As restated)	(As restated)
Net sales	$771,869	$842,141	$821,014
Cost of goods sold	(494,443)	(494,698)	(488,585)

Gross profit	277,426	347,443	332,429

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(117,050)	(117,739)	(117,654)
Consumer marketing	(25,709)	(37,213)	(37,654)

Total brokerage, distribution and marketing expenses	(142,759)	(154,952)	(155,308)
Amortization of intangibles	(10,348)	(44,670)	(44,819)
Selling, general and administrative expenses	(58,991)	(58,035)	(50,080)
Goodwill and tradename impairment charges	(67,091)	—	—
Plant closure and asset impairment charges	(53,225)	—	—
Other financial, legal and accounting income (expense)	—	3,789	(47,352)
Columbus consolidation costs	—	(723)	(6,868)
Transition expenses	—	—	(3,037)

Total operating expenses	(332,414)	(254,591)	(307,464)

Operating (loss) income	(54,988)	92,852	24,965
Interest and financing expenses:
Interest expense, net	(92,531)	(103,150)	(109,890)
Adjustment of value of derivatives	(12,050)	(10,641)	—
Issuance of warrants	(1,779)	—	—
Amortization of deferred financing expense	(7,667)	(3,468)	(3,016)

Total interest and financing expenses	(114,027)	(117,259)	(112,906)
Loss before income taxes and cumulative effect of change in accounting	(169,015)	(24,407)	(87,941)
Income tax (expense) benefit	(115,918)	(58,574)	31,850

Net loss before cumulative effect of change in accounting	(284,933)	(82,981)	(56,091)
Cumulative effect of change in accounting, net of tax of $21,466, $0 and $5,722, respectively	(228,150)	—	(12,161)

Net loss	(513,083)	(82,981)	(68,252)
Preferred dividends	(1,353)	(1,253)	(333)

Net loss available to common stockholders	$(514,436)	$(84,234)	$(68,585)

Loss per share available to common stockholders	$(7.00)	$(1.16)	$(0.99)

Consolidated Statements of Operations

(as a percentage of Net Sales)

	Years Ended December 31,
	2002	2001	2000
	(As restated)	(As restated)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(64.1)	(58.8)	(59.5)

Gross profit	35.9	41.2	40.5

Brokerage distribution and marketing expenses:
Brokerage and distribution	(15.2)	(14.0)	(14.3)
Consumer marketing	(3.3)	(4.4)	(4.6)

Total brokerage, distribution and marketing expenses	(18.5)	(18.4)	(18.9)
Amortization of goodwill and other intangibles	(1.3)	(5.3)	(5.5)
Selling, general and administrative expenses	(7.6)	(6.9)	(6.1)
Goodwill and tradename impairment charges	(8.7)	—	—
Plant closure and asset impairment charges	(6.9)	—	—
Other financial, legal and accounting income (expense)	—	0.5	(5.8)
Columbus consolidation cost	—	(0.1)	(0.8)
Transition expenses	—	—	(0.4)

Total operating expenses	(43.0)	(30.2)	(37.5)

Operating (loss) income	(7.1)	11.0	3.0
Interest and financing expenses:
Interest expense, net	(12.0)	(12.2)	(13.3)
Adjustment of value of derivatives	(1.6)	(1.3)	—
Issuance of warrants	(0.2)	—	—
Amortization of deferred financing expense	(1.0)	(0.4)	(0.4)

Total interest and financing expenses	(14.8)	(13.9)	(13.7)

Loss before income taxes and cumulative effect of change in accounting	(21.9)	(2.9)	(10.7)
Income tax (expense) benefit	(15.0)	(7.0)	3.9

Net loss before cumulative effect of change in accounting	(36.9)	(9.9)	(6.8)
Cumulative effect of change in accounting, net of tax	(29.6)	—	(1.5)

Net loss	(66.5)%	(9.9)%	(8.3)%

In 2002 and 2001, the Company managed its business in three operating segments, which are based on the distribution of its products: Retail, Food Service and Other distribution channels, as described in Note 25 to the Consolidated Financial Statements included in this Form 10-K/A. This organization structure was put in place following the Company’s consolidation of administration in St. Louis in late 2000. The following discussion and analysis of the results of operations, comparing 2002 to 2001 and 2001 to 2000, is based on those segments and that organization structure where appropriate. Amounts for calendar 2000 have been recast from the previously reported segmentation for comparative purposes. References in the discussion to market, category or segment sales, market shares percentages and market positions reflect United States retail supermarket information for the 52-week period ending in late December 2002, 2001 and 2000, as gathered by Information Resources Incorporated (“IRI”). It should be noted that beginning in fiscal 2001, this IRI information no longer includes sales by Wal-Mart and its affiliates who accounted for approximately 18% and 14% of the Company’s net sales in 2002 and 2001, respectively.

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

Amortization Expense decreased $34.3 million due to the elimination of amortization of goodwill and certain other intangible assets following the adoption of FAS 142. See Note 3 to the Consolidated Financial Statements included in this Form 10-K/A.

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

Goodwill and Tradename Impairment Charges. The Company completed its annual impairment tests for goodwill and other indefinite-lived intangible assets as of December 31, 2002. Based on the results of those tests, the Company recorded a charge of $67.1 million for goodwill and tradename impairment for three of its business units. See Note 8 the Consolidated Financial Statements included in this Form 10-K/A.

Plant Closure and Asset Impairment Charges. During the second quarter, the Company closed its West Seneca, New York, Lender’s bagel manufacturing facility and recorded charges of $32.4 million in 2002. During the fourth quarter of 2002, the Company announced its intention to close its Yuba City, California facility and recorded a charge of $6.7 million. During the fourth quarter of 2002, the Company completed a strategic assessment of its existing capacity in relation to the Company’s future operational plans. Based upon that assessment, the Company recorded a charge of approximately $14.1 million in the statement of operations for fixed assets determined to be permanently impaired. The impaired fixed assets represent a broad range of fixed assets across all business lines located at various facilities. See Note 13 to the Consolidated Financial Statements included in this Form 10-K/A.

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

Net market adjustments associated with the Company’s derivative instruments, which were not effective as hedges as determined by FAS 133, resulted in $12.1 million of expense in 2002, compared to $10.6 million in 2001. See Note 17 to the Consolidated Financial Statements included in this Form 10-K/A.

During 2002, the Company expensed $1.8 million related to the value of warrants issued on May 1, 2002. See Note 10 to the Consolidated Financial Statements included in this Form 10-K/A.

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

Income Tax Expense, as restated. The Company recorded income tax expense of $115.9 million in 2002 as compared to $58.6 million in 2001. The increase was due primarily to non-cash tax adjustments to increase the existing valuation allowance against the deferred tax assets, as the Company is no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to certain goodwill and indefinite lived intangible assets as the result of the adoption of FAS 142. As a result, the Company may not rely on the reversal of deferred tax liabilities associated with these assets as a means to realize the deferred tax assets, which represent net operating loss carry forwards. Accordingly, the Company has determined that, pursuant to the provisions of FAS 109, deferred tax valuation allowances are required on those deferred tax assets. The Company continues to record deferred tax liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. See Notes 2 and 18 to the Consolidated Financial Statements included in this Form 10-K/A.

Cumulative Effect of Change in Accounting. Effective January 1, 2002, the Company adopted FAS 142, Goodwill and Other Intangible Assets. As a result, the Company recorded a cumulative effect of a change in accounting principle of $228.2 million, net of tax in the accompanying statement of operations. See Note 3 to the Consolidated Financial Statements included in this Form 10-K/A.

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

Other Financial, Legal and Accounting income in 2001 of $3.8 million reflects a gain related to the receipt of shares of common stock from former management, valued in excess of amounts required to be distributed, net of other related costs. The shares received and required distribution by the Company are part of the settlement reached following the investigation in 2000 and early 2001 into the Company’s accounting practices in 1998 and 1999, the resulting restatement of results for those periods, related litigation and governmental proceedings, defaults under its loan agreements, indenture and related matters. (See Part I, Item 3: Legal Proceedings in the Original Form 10-K and Note 14 to the Consolidated Financial Statements included in this Form 10-K/A.) During 2000, the Company incurred financial, legal and accounting expenses, including charges to obtain waivers of its events of default and charges related to amending its financing facilities. Such costs totaled $47.4 million in 2000. These costs included a $17.7 million non-cash charge associated with the issuance of common stock to certain holders of the Company’s senior subordinated debt.

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

Income Tax Expense, as restated. The Company recorded income tax expense in 2001 of $58.6 million as compared to a benefit of $31.9 million in 2000. The increase was due primarily to non-cash tax adjustments to establish a valuation allowance against the deferred tax assets, as the Company cannot rely, for accounting purposes, on forecasts of future earnings as a means to realize the deferred tax assets. Accordingly, the Company has determined that, pursuant to the provisions of FAS 109, deferred tax valuation allowances are required on those assets. Therefore, the Company established a valuation allowance of $66.4 million on its deferred tax assets during the fourth quarter of 2001.

Plant Closure Charges

On May 2, 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. The Company anticipates annual savings of $8.0 million related to closing this facility. Impacted employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. As of December 31, 2002, the Company had paid approximately $2.9 million of severance and other employee related costs and $0.6 million of other costs for disposal of the facility. The remaining costs of $0.7 million are included in accrued expenses at December 31, 2002 and are expected to be paid in early fiscal 2003. The Company completed the sale of the West Seneca facility in December 2002, receiving net cash proceeds from the sale of approximately $2.4 million.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. The Company anticipates annual savings of $4.0 million related to closing this facility. Impacted employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million is attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs is related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. As of December 31, 2002, the Company had not paid any cash costs related to the closing of this facility. These costs are included in accrued expenses at December 31, 2002 and the Company expects to pay a majority of the remaining costs in fiscal 2003.

Liquidity and Capital Resources

For the year ended December 31, 2002 the Company used cash of $15.9 million from operating activities compared to $89.3 million for the year ended December 31, 2001. The $105.2 million decline in cash generation primarily resulted from poorer operating performance in 2002 and a $54.9 million net swing in cash used for working capital. The Company’s operating loss of $55.0 million in 2002 included non-cash charges of $154.2 million for depreciation and amortization, goodwill and tradename impairment charges and plant closure and asset impairment charges. The 2001 operating income of $92.8 million included depreciation and amortization charges of $76.7 million. The reduction in operating income, net of the above non-cash charges, was $70.3 million. This decline was primarily due to higher trade spending in 2002 and the first quarter adjustments. The Company anticipates that operating earnings will grow in 2003 primarily as a result of improved trade spending efficiency and cost reductions, offset in part by anticipated price increases for certain raw materials and costs of fuel.

The Company used $23.1 million for working capital in 2002, as compared to the $31.8 million generated in 2001. The net swing in cash used for accounts payable of $50.3 million accounted for a majority of the change in cash used in 2002.

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

During 2002, the Company engaged Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc. as joint financial advisors to assist it in reviewing a range of strategic alternatives, including the sale of one or more of the Company’s lines of business, with the net cash proceeds from any such sale being used to repay senior secured debt. J.P. Morgan Securities Inc. is an affiliate of JP Morgan Chase Bank, Administrative Agent and lead Lender under the Company’s senior secured debt agreements. The focus of the divestiture process has been on the Company’s frozen foods businesses, including Van de Kamp’s and Mrs. Paul’s frozen seafood, Aunt Jemima frozen breakfast, Celeste frozen pizza and Chef’s Choice frozen skillet meals. The divestiture process is proceeding according to plan. The Company is in the process of receiving and evaluating final bids for the various frozen foods businesses, and expects to complete one or more asset sales in the near future. Due to the uncertainty inherent in the divestiture process, the Company cannot assure that it will be able to reach final agreements to sell one or more of its lines of business, nor can it guarantee that cash proceeds from the asset sales, if they were to occur, would be sufficient to meet all required debt repayments. Also see Notes 1 and 10 to the Consolidated Financial Statements included in this Form 10-K/A.

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

The second major source of effective financing for the Company is its receivable sales facility. In April 2000, the Company entered into an agreement to sell, on a periodic basis, specified accounts receivable in amounts of up to $60 million. The incremental liquidity provided by this receivable sales facility was required to deal with the extraordinary costs resulting from the restatements. The facility has subsequently been amended to reduce the maximum amount of receivable sales to $30 million and currently extends to September 30, 2003. Under terms of the receivable sales agreement, receivables are sold at a discount that effectively yields an interest rate to the purchaser of prime plus 2.5% to 3.0%. The Company sells receivables on a weekly or twice weekly basis and generates the ability to sell additional receivables as previously sold receivables are collected. As such, the receivables sale facility effectively acts in a manner similar to a secured revolving credit facility, although it is reflected on the balance sheet as a reduction in accounts receivable and not as debt, since the credit risk associated with the collection of accounts receivable sold has been transferred to the purchaser. Pursuant to terms of the February 21, 2003 amendment to the senior secured debt facility, the first $25.0 million of proceeds from sales of assets or businesses in excess of $200.0 million can be retained by the Company to eliminate the liquidity provided by sales of receivables pursuant to this agreement. During 2002, the Company reduced the net amounts sold under the receivable sales facility by $18.5 million dollars. Also see Note 21 to the Consolidated Financial Statements included in this Form 10-K/A.

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

Also see Note 28 to the Consolidated Financial Statements included in this Form 10-K/A.

Commitments and Contractual Obligations

A summary of the non-cancelable contractual obligations of the Company as of December 31, 2002 is as follows (in thousands):

	Payments Due by period
	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-Term Debt at face value (1)	$1,088,860	$43,150	$230,007	$615,703	$200,000
Capital Lease Obligations	3,475	368	736	800	1,571
Operating Leases	14,960	2,222	3,614	3,154	5,970
Derivative Instruments	15,822	9,428	6,394	—	—
Unconditional Purchase Obligations	67,839	67,839	—	—	—
Accounts payable, accrued expenses and other long-term obligations	105,603	104,830	240	115	418
Other	7,014	5,805	1,209	—	—

Contractual Cash Obligations	1,303,573	233,642	242,200	619,772	207,959
Less Amounts Reflected on the December 31, 2002 Balance Sheet	1,212,118	157,517	236,898	616,204	201,499

Contractual Obligations not Reflected on the December 31, 2002 Balance Sheet	$91,455	$76,125	$5,302	$3,568	$6,460

(1)	Long-Term Debt at face value includes scheduled principal repayments and excludes interest payments.

Contingencies

See “Item 3. Legal Proceedings,” in the Original Form 10-K which is incorporated herein by reference.

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements Nos. 5, 57 and 107 and recession of FASB Interpretation No. 34. FIN 45 requires: (1) the guarantor of debt to recognize a liability, at the inception of the guarantee, for the fair value of the obligation undertaken in issuing this guarantee, (2) indirect guarantees of debt to be recognized in the financial statements of the guarantor and (3) the guarantor to disclose the background and nature of the guarantee, the maximum potential amount to be paid under the guarantee, the carrying value of the liability associated with the guarantee and any recourse of the guarantor to recover amounts paid under the guarantee from third parties. FIN 45 rescinds all the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others; as it has been incorporated into the provisions of FIN 45. The provisions of FIN 45 are effective for all guarantees issued or modified subsequent to December 31, 2002. The disclosure requirements of FIN 45 are effective for the financial statements of interim and annual periods ending after December 15, 2002. The Company does not have any significant commitments within the scope of FIN 45, except as disclosed in the footnotes to the Consolidated Financial Statements included in this Form 10-K/A.

Subsequent Events

In February 2003, the Company amended its amended and restated senior secured credit agreement dated November 1, 1999 (as amended, supplemented or otherwise modified from time to time, the “Senior Secured Debt Facility”) to provide (1) an excess leverage fee of 3.5% of the aggregate amount of the term loan borrowings outstanding and the revolving credit facility on the amendment date. Such fee will not be required if the Company receives net cash proceeds from the sale of assets of at least $100.0 million by June 30, 2003, and an additional $125.0 million by September 30, 2003, or failing to meet the June 30, 2003 requirement, if aggregate net cash proceeds of $325.0 million are received by September 30, 2003, (2) an asset sale fee of 1.75% of the average term loan borrowings outstanding and the revolving credit facility from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325.0 million from the sale of assets by March 31, 2004, and (3) that any excess leverage or asset sale fees that become payable will be paid at the earlier of certain events of default, the time of sale of assets, or on June 30, 2005. As of June 30, 2003, the Company had not received any net cash proceeds from the sale of assets. Since the Company had not yet met the requirements that would allow the Company to avoid paying these fees, the potential fees are being accrued over the remaining life of the Senior Secured Debt Facility as excess leverage fees in interest and financing expenses.

In April 2003, the Company announced that it had restructured its corporate organization and reduced its corporate staff by approximately 75 positions through terminations and the elimination of open positions. Affected employees will receive severance pay in accordance with the Company’s policies. In addition, retention bonuses will be awarded to certain key employees who remain with the Company through June 1, 2004. The Company expects the restructuring and staff reductions to result in a charge of approximately $7.0 million over future quarters and estimates that the cash impact in 2003 will be approximately $5.0 million.

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

In May 2003, the Company’s production facility in Jackson, Tennessee, was damaged by a tornado. The damage is covered by insurance and has not resulted in any significant impact on shipments, customer service or production.

In July 2003, the Company announced that it was undertaking a comprehensive financial restructuring (the “Restructuring”), designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners, L.P. III (“J.W. Childs”), an affiliate of J.W. Childs Associates, L.P., pursuant to which J.W. Childs will make a $200 million investment in the Company for a 65.6% equity interest in the reorganized Company. The equity transaction is expected to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the second half of 2003. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

The definitive agreement with J.W. Childs contemplated that the Restructuring would include the following proposed elements:

•	The Company’s existing senior lenders would be paid in full, receiving approximately $458 million in cash and approximately $197 million in new senior unsecured notes with a 10-year maturity. The Company and J.W. Childs would intend to raise approximately $441 million of new bank financing in connection with the Restructuring, including a $50 million revolving credit facility, and would seek to effect a high yield offering in an amount sufficient to pay cash to the senior lenders in lieu of the new senior unsecured notes. The definitive agreement contemplates that the Company’s existing senior lenders would waive any right to the excess leverage fee and the asset sale fee, which are provided for in the Company’s credit agreement.

•	The Company’s existing accounts receivable sales facility would be terminated.

•	Holders of the Company’s 12% senior unsecured notes due 2006 would be paid in full, receiving approximately $29 million of new senior unsecured notes with a 10-year maturity, unless J.W. Childs effects a high yield offering in an amount sufficient to pay cash in lieu of such unsecured notes.

•	Holders of the Company’s outstanding 8.75% senior subordinated notes issued July 1, 1998 (the “1998 Notes”) and 9.875% senior subordinated notes issued February 10, 1997 and July 1, 1997 (the “1997 Notes” and together with the 1998 Notes, the “Senior Subordinated Notes”), would receive a 50% recovery through cash in the aggregate amount of approximately $110 million and approximately 29.5% (approximately $90 million) of the common stock of the reorganized Company.

•	Existing common and preferred stockholders would receive approximately 4.9% (approximately $15 million) of common stock of the reorganized Company, and the existing common and preferred shares would be cancelled in connection with the Restructuring.

The Company also launched, with the support of its senior lenders, a vendor lien program under which the Company offered vendors and carriers of its goods the ability to obtain a junior lien on substantially all of the Company’s assets for shipments made to the Company on agreed terms. In excess of 125 vendors with estimated annual purchases of $250 million are participating in the vendor lien program.

Consummation of the Restructuring is subject to a number of conditions, including the consent of the Company’s senior lenders and bondholders to the plan of reorganization, bankruptcy court approval of the plan of reorganization, completion of the refinancing of the Company’s existing indebtedness, and customary regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the fourth quarter of 2003.

Since the date of the announcement of the definitive agreement with J. W. Childs, the Company has engaged, and continues to engage, in discussions with J. W. Childs, the Company’s senior lending group and bondholders regarding the terms of the Restructuring. However, no assurance can be given that these discussions will lead to an agreement, that the conditions to closing the Restructuring will be satisfied, or that the Restructuring will ultimately be consummated. Moreover, if the Restructuring is consummated, it could be consummated on terms materially different than the terms contemplated by the definitive agreement with J. W. Childs.

The Company will determine whether to continue with its previously announced divestiture process after the Restructuring is complete. As of June 30, 2003, the Company had incurred and deferred in other assets approximately $2.3 million of related legal, accounting and investment banking costs related to the divesture process. Such costs have been expensed during the second quarter of 2003 due to the uncertainty that a divesture transaction will be completed.

In connection with the Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003 on the 1998 Notes, which resulted in a default under its debt agreements. The Company entered into an Amendment and Forbearance, dated as of June 30, 2003 (the “June Bank Amendment”), with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility. The June Bank Amendment included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company’s failure to make the scheduled interest payment on the 1998 Notes. As a result of this non-payment, the Company reclassified all outstanding debt to current liabilities as of June 30, 2003.

Subsequently, in connection with the Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the “July Bank Amendment”) that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003. See the above disclosures of the continuing discussions with J.W. Childs, the Company’s senior lending group and bondholders.

The restatement (as discussed in Note 2 to the Consolidated Financial Statements in this Form 10-K/A) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

To facilitate the Restructuring, the Company has entered into certain confidentiality agreements with representatives of an ad hoc unofficial committee of certain holders of the Senior Subordinated Notes, including Debevoise & Plimpton and

Houlihan Lokey Howard & Zukin. In addition, certain holders of the Senior Subordinated Notes have also agreed to be bound by confidentiality agreements in connection with their role as members of the unofficial committee.

In connection with the Restructuring, the Company has entered into certain engagement letters with advisors and counsel acting on behalf of the holders of the Senior Subordinated Notes pursuant to which the Company is obligated to reimburse such advisors and counsel for their reasonable fees and expenses arising from their involvement with the Restructuring. Similarly, the Company is obligated under the terms of the Senior Secured Debt Facility to reimburse the reasonable fees and expenses of the advisors and counsel acting on behalf of the senior lenders party to the Senior Secured Debt Facility in connection with their involvement in the Restructuring.

On July 2, 2003, the New York Stock Exchange (“NYSE”) announced that it was suspending the listing of the Company’s common stock as a direct result of the Company’s announcement regarding the Restructuring. On August 15, 2003, the SEC granted the application of the NYSE for removal. The Company’s common stock is now quoted on the OTC Bulletin Board under the ticker symbol “AURF”.

In light of the Restructuring and the delisting of the common stock, the Company’s proposal for a reverse stock split is not being pursued.

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

PART IV

ITEM 14: CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s interim chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s interim chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2002 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements—See the Index to Consolidated Financial Statements and Financial Statement Schedule at page F-1 of this report.

2.	The following supplemental schedule for the years ended December 31, 2002, 2001 and 2000:

Schedule II—Valuation Reserves

All other supplemental schedules are omitted because of the absence of the conditions under which they are required.

3.	Exhibits—See the Exhibit Index included in this Form 10-K/A. For a listing of all management contracts and compensatory plans or arrangements required to be filed as Exhibits to the Form 10-K, see the exhibits listed under Exhibit Nos. 10.8 through 10.20, 10.23 through 10.31, and 10.52 of the Exhibit Index.

(b)	Reports on Form 8-K during the quarter ended December 31, 2002:

November 13, 2002	Certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Quarterly Report on Form 10-Q filed by the Company on November 13, 2002.

November 22, 2002	Press release dated November 21, 2002 announcing that the Company had named Thomas M. Hudgins to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.

Date: September 16, 2003	By:	/s/ Dale F. Morrison
Dale F. Morrison
Chairman of the Board and
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ William R. McManaman
William R. McManaman
Executive Vice President and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 2003.

Signature	Title

* William B. Connell	Director

* Richard C. Dresdale	Director

* Andrea Geisser	Director

/s/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director

Signature	Title

* Thomas M. Hudgins	Director

* Stephen L. Key	Director

* Peter Lamm	Director

* George E. McCown	Director

* Dale F. Morrison	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

* John E. Murphy	Director

* By	/s/ Dale F. Morrison

Dale F. Morrison Attorney-in-fact

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Accountants

To the Board of Directors and Stockholders

of Aurora Foods Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Aurora Foods Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards. No. 133, Accounting for Derivative Instruments and Hedging Activities.

As discussed in Note 2 to the consolidated financial statements, the Company restated its December 31, 2002 and 2001 consolidated financial statements for the accounting for deferred income taxes.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 28 to the consolidated financial statements, the Company has announced the intention to file for bankruptcy reorganization and is undertaking a comprehensive financial restructuring that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 28. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

St. Louis, Missouri

February 25, 2003, except for Notes 2, 18, 27 and 28,

as to which the date is as of September 16, 2003

AURORA FOODS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

	December 31,
	2002	2001
	(As restated— See Note 2)	(As restated— See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$12,904	$184
Accounts receivable, net of allowance of $412 and $588, respectively	34,944	57,927
Inventories (Note 6)	94,680	99,560
Prepaid expenses and other assets	2,984	5,524

Total current assets	145,512	163,195
Property, plant and equipment, net (Note 7)	171,570	232,650
Goodwill and other intangible assets, net (Note 8)	903,870	1,229,652
Other assets	30,470	31,181

Total assets	$1,251,422	$1,656,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long term debt (Note 10)	$43,259	$37,970
Accounts payable	45,596	73,001
Accumulated preferred dividends payable	2,939	1,586
Accrued liabilities (Note 9)	60,408	80,417

Total current liabilities	152,202	192,974
Deferred tax liabilities (Note 18)	94,491	—
Other liabilities	15,421	16,683
Long term debt (Note 10)	1,021,429	1,003,931
Long term debt from related parties (Notes 10 and 21)	21,951	—

Total liabilities	1,305,494	1,213,588

Commitments and contingent liabilities (Notes 4, 5, 14 and 22)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a liquidation preference value of $ 17,939 and $16,586, respectively (Note 11)	37	37
Common stock, $0.01 par value; 250,000,000 shares authorized; 77,155,622 and 74,254,467 shares issued, respectively (Note 24)	772	743
Paid-in capital	681,834	683,996
Treasury stock (Notes 22 and 24)	—	(13,266)
Accumulated other comprehensive loss	(56)	(4,804)
Promissory notes	—	(40)
Accumulated deficit	(736,659)	(223,576)

Total stockholders’ equity (deficit)	(54,072)	443,090

Total liabilities and stockholders’ equity (deficit)	$1,251,422	$1,656,678

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

	Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Net sales	$771,869	$842,141	$821,014
Cost of goods sold	(494,443)	(494,698)	(488,585)

Gross profit	277,426	347,443	332,429

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(117,050)	(117,739)	(117,654)
Consumer marketing	(25,709)	(37,213)	(37,654)

Total brokerage, distribution and marketing expenses	(142,759)	(154,952)	(155,308)
Amortization of intangibles	(10,348)	(44,670)	(44,819)
Selling, general and administrative expenses	(58,991)	(58,035)	(50,080)
Goodwill and tradename impairment charges (Note 8)	(67,091)	—	—
Plant closure and asset impairment charges (Note 13)	(53,225)	—	—
Other financial, legal and accounting income (expenses) (Note 14)	—	3,789	(47,352)
Columbus consolidation costs (Note 16)	—	(723)	(6,868)
Transition expenses (Note 15)	—	—	(3,037)

Total operating expenses	(332,414)	(254,591)	(307,464)

Operating (loss) income	(54,988)	92,852	24,965
Interest and financing expenses:
Interest expense, net	(92,531)	(103,150)	(109,890)
Adjustment of value of derivatives	(12,050)	(10,641)	—
Issuance of warrants	(1,779)	—	—
Amortization of deferred financing expense	(7,667)	(3,468)	(3,016)

Total interest and financing expenses	(114,027)	(117,259)	(112,906)

Loss before income taxes and cumulative effect of change in accounting	(169,015)	(24,407)	(87,941)
Income tax (expense) benefit (Note 18)	(115,918)	(58,574)	31,850

Net loss before cumulative effect of change in accounting	(284,933)	(82,981)	(56,091)
Cumulative effect of change in accounting, net of tax of $21,466, $0 and $5,722, respectively (Note 3)	(228,150)	—	(12,161)

Net loss	(513,083)	(82,981)	(68,252)
Preferred dividends (Note 11)	(1,353)	(1,253)	(333)

Net loss available to common stockholders	$(514,436)	$(84,234)	$(68,585)

Basic and diluted loss per share available to common stockholders before cumulative effect of change in accounting	$(3.90)	$(1.16)	$(0.81)
Cumulative effect of change in accounting	(3.10)	—	(0.18)

Basic and diluted loss per share available to common stockholders	$(7.00)	$(1.16)	$(0.99)

Weighted average number of shares outstanding	73,511	72,499	69,041

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Net loss	$(513,083)	$(82,981)	$(68,252)
Other comprehensive income (loss) (Note 17):
Adoption of FAS133 for hedging activities, net of tax of $1,396	—	(2,277)	—
Losses deferred on qualifying cash flow hedges respectively	(1,542)	(4,060)	—
Reclassification adjustment for cash flow hedging losses recognized in net loss	6,290	1,533	—

Total other comprehensive income (loss)	4,748	(4,804)	—

Total comprehensive loss	$(508,335)	$(87,785)	$(68,252)

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Promissory Notes	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 1999	$—	$670	$648,254	$(323)	$—	$(72,343)	$—	$576,258
Issuance of preferred stock (Note 11)	37	—	14,963	—	—	—	—	15,000
Cumulative preferred dividends (Note 11)	—	—	(333)	—	—	—	—	(333)
Common stock issued to senior subordinated noteholders (Note 10)	—	70	21,644	—	—	—	—	21,714
Employee stock purchases (Note 23)	—	1	394	—	—	—	—	395
Retirements of stock	—	—	(164)	—	—	—	—	(164)
Payment on officer promissory notes	—	—	—	96	—	—	—	96
Net loss	—	—	—	—	—	(68,252)	—	(68,252)

Balance at December 31, 2000	37	741	684,758	(227)	—	(140,595)	—	544,714
Receipt of shares from former management (Notes 14 and 22)	—	—	—	—	(15,653)	—	—	(15,653)
Distribution of shares to shareholder class (Notes 14 and 22)	—	—	113	—	2,387	—	—	2,500
Employee stock purchases, restricted stock awards and stock options exercised (Note 23)	—	2	378	—	—	—	—	380
Cumulative preferred dividends (Note 11)	—	—	(1,253)	—	—	—	—	(1,253)
Payment on officer promissory notes	—	—	—	187	—	—	—	187
Net loss (as restated, See Note 2)	—	—	—	—	—	(82,981)	—	(82,981)
Adoption of FAS 133 (Note 17)	—	—	—	—	—	—	(2,277)	(2,277)
Other comprehensive loss (Note 17)	—	—	—	—	—	—	(2,527)	(2,527)

Balance at December 31, 2001 (as restated — See Note 2)	37	743	683,996	(40)	(13,266)	(223,576)	(4,804)	443,090
Issuance of warrants	—	—	4,362	—	—	—	—	4,362
Employee stock purchases, restricted stock awards, stock options exercised and other (Note 23)	—	2	622	40	—	—	—	664
Distribution of shares to shareholder class (Notes 14 and 22)	—	27	(5,793)	—	13,266	—	—	7,500
Cumulative preferred dividends (Note 11)	—	—	(1,353)	—	—	—	—	(1,353)
Net loss (as restated — See Note 2)	—	—	—	—	—	(513,083)	—	(513,083)
Other comprehensive gain (Note 17)	—	—	—	—	—	—	4,748	4,748

Balance at December 31, 2002 (as restated — See Note 2)	$37	$772	$681,834	$—	$—	$(736,659)	$(56)	$(54,072)

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Cash flows from operating activities:
Net loss	$(513,083)	$(82,981)	$(68,252)
Cumulative effect of change in accounting, net of tax	228,150	—	12,161
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	29,558	28,746	25,627
Amortization	18,324	47,905	47,708
Deferred income taxes	115,918	58,574	(31,850)
Issuance of warrants	1,779	—	—
Non-cash plant closure and asset impairment charges	47,156	—	—
Intangible asset impairment charges	67,091	—	—
Non-cash restructuring cost	—	—	3,094
Recognition of loss on derivatives	12,050	10,641	—
Receipt of shares from former management	—	(15,653)	—
Recognition of liability to shareholder class	—	10,000	—
Non-cash other financial, legal and accounting expense	—	—	17,714
(Gain) loss on disposal of fixed assets and other, net	309	273	(303)
Change in operating assets and liabilities:
Accounts receivable	41,083	29,964	(26,768)
Accounts receivable sold	(18,467)	(5,263)	38,565
Inventories	5,527	4,759	18,352
Prepaid expenses and other current assets	(5,183)	1,151	15,211
Accounts payable	(27,405)	22,878	(37,707)
Accrued liabilities	(11,116)	(15,356)	(30,924)
Other non-current liabilities	(7,558)	(6,356)	(576)

Net cash provided by (used by) operating activities	(15,867)	89,282	(17,948)

Cash flows from investing activities:
Additions to property, plant and equipment	(20,161)	(20,113)	(12,780)
Additions to other non-current assets	(2,911)	(4,873)	(4,034)
Proceeds from sale of assets	4,190	66	1,176
Payment for acquisition of businesses	—	—	(7,984)

Net cash used in investing activities	(18,882)	(24,920)	(23,622)

Cash flows from financing activities:
Proceeds (repayments) from senior secured revolving debt facility	25,900	(32,300)	54,400
Repayment of debt	(38,039)	(32,966)	(27,980)
Proceeds from senior secured financing	35,000	—	—
Proceeds from senior unsecured financing from related parties (Note 10)	24,250	—	—
Issuance of preferred stock	—	—	15,000
Capital contributions, repayment of officer promissory notes and other	358	563	492
Debt issuance and equity offering costs	—	—	(132)

Net cash provided by (used by) financing activities	47,469	(64,703)	41,780

Increase (decrease) in cash and cash equivalents	12,720	(341)	210
Cash and cash equivalents, beginning of period	184	525	315

Cash and cash equivalents, end of period	$12,904	$184	$525

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

Liquidity

The Company remains highly leveraged. At December 31, 2002, the Company has outstanding approximately $1.09 billion in aggregate principal amount of indebtedness for borrowed money. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facility based upon changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to obtain additional financing, or adjust to changing market conditions. Absent the previously noted waivers and amendments to the Company’s senior secured debt agreement and the additional financing obtained in 2002 (See Note 10), the Company would not have been able to remain in compliance with provisions of its debt agreements or fund its debt service obligations.

Based on the Company’s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations. The Company’s ability to access its available liquidity under the revolver and receivable sale facility are dependent on the Company’s continued compliance with the covenants in the senior secured debt agreement. Demand for the food products that the Company sells is historically stable, and the Company believes that it will grow its operating earnings as costs continue to be reduced as a result of the 2002 plant closings and from future operating efficiencies, as well as from improvements in its trade spending efficiency, offset in part by increased prices for certain raw materials commodities and fuel costs in 2003. Capital expenditures are anticipated to decrease from 2002 levels, and the Company expects overall working capital requirements to decline. Even with the expected continued favorable market interest rates, cash interest expense is likely to remain about flat as debt amortization payments continue to reduce debt, offset by increases in the Company’s effective interest rates due to the higher interest rate spread paid by the Company as a result of the February 21, 2003 amendment to the senior secured debt agreement. Cash generated from asset sales will be used to pay down senior secured debt. Also see Note 28—Subsequent Events.

Note 2—Restatements of Consolidated Financial Results

The Company reevaluated its deferred tax accounting in August 2003, and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in Note 28 — Subsequent Events nor any tax planning techniques available to the Company.

The following table sets forth the consolidated balance sheets for the Company, showing previously reported and restated amounts, as of December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	As previously reported	As restated	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equilalents	$12,904	$12,904	$184	$184
Accounts receivable, net	34,944	34,944	57,927	57,927
Inventories	94,680	94,680	99,560	99,560
Prepaid expenses and other assets	2,984	2,984	5,524	5,524
Current deferred tax assets	—	—	18,563	—

Total current assets	145,512	145,512	181,758	163,195
Property, plant and equipment, net	171,570	171,570	232,650	232,650
Deferred tax assets	—	—	47,799	—
Goodwill and other intangible assets, net	903,870	903,870	1,229,652	1,229,652
Other assets	30,470	30,470	31,181	31,181

Total assets	$1,251,422	$1,251,422	$1,723,040	$1,656,678

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long term debt	$43,259	$43,259	$37,970	$37,970
Accounts payable	45,596	45,596	73,001	73,001
Accumulated preferred dividends payable	2,939	2,939	1,586	1,586
Accrued liabilities	60,408	60,408	80,417	80,417

Total current liabilities	152,202	152,202	192,974	192,974
Deferred tax liabilities	—	94,491	—	—
Other liabilities	15,421	15,421	16,683	16,683
Long term debt	1,021,429	1,021,429	1,003,931	1,003,931
Long term debt from related parties	21,951	21,951	—	—

Total liabilities	1,211,003	1,305,494	1,213,588	1,213,588
Stockholders’ equity (deficit):
Preferred stock	37	37	37	37
Common stock	772	772	743	743
Paid-in capital	684,773	681,834	685,582	683,996
Treasury stock	—	—	(13,266)	(13,266)
Accumulated other comprehensive loss	(900)	(56)	(3,844)	(4,804)
Promissory notes	—	—	(40)	(40)
Accumulated deficit	(644,263)	(736,659)	(159,760)	(223,576)

Total stockholders’ equity (deficit)	40,419	(54,072)	509,452	443,090

Total liabilities and stockholders’ equity (deficit )	$1,251,422	$1,251,422	$1,723,040	$1,656,678

The following table sets forth the consolidated statement of operations for the Company, showing previously reported and restated amount for the years ended December 31, 2002 and 2001:

	December 31, 2002		December 31, 2001
	As previously reported	As restated	As previously reported	As restated
Loss before income taxes and cumulative effect of change in accounting	$(169,015)	$(169,015)	$(24,407)	$(24,407)
Income tax (expense) benefit	(146,756)	(115,918)	6,828	(58,574)

Net loss before cumulative effect of change in accounting	(315,771)	(284,933)	(17,579)	(82,981)
Cumulative effect of change in accounting, net of tax of $82,237, $21,466 (as restated), $0 and $0, respectively	(167,379)	(228,150)	—	—

Net loss	(483,150)	(513,083)	(17,579)	(82,981)
Preferred dividends	(1,353)	(1,353)	(1,253)	(1,253)

Net loss available to common stockholders	$(484,503)	$(514,436)	$(18,832)	$(84,234)

Basic and diluted loss per share available to common stockholders before cumulative effect of change in accounting	$(4.31)	$(3.90)	$(0.26)	$(1.16)
Cumulative effect of change in accounting	(2.28)	(3.10)	—	—

Basic and diluted loss per share available to common stockholders	$(6.59)	$(7.00)	$(0.26)	$(1.16)

Note 3—Significant Accounting Policies and Change in Accounting Principles

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

Accounting Changes

Effective as of January 1, 2000, the Company adopted the consensus reached in EITF 00-14, Accounting for Certain Sales Incentives. This consensus had the effect of accelerating the recognition of certain marketing expenses as well as requiring that certain items previously classified as distribution, promotion and marketing expenses now be classified as reductions of net sales. As a result of this change in accounting, the cumulative after tax effect of the change on prior years (to December 31, 1999) of $12.1 million has been recognized as an expense in the Statement of Operations for the year ended December 31, 2000.

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, and recorded a cumulative adjustment from adoption, net of tax, of $2.3 million in Other Comprehensive Loss. See Note 17.

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

During the first quarter of 2002, the Company determined that all identifiable intangibles have definite lives with the exception of all of the Company’s tradenames. Amortization of the tradenames ceased January 1, 2002 and the carrying values were tested for impairment as of that date using a one-step test comparing the fair value of the asset to its net carrying value. The Company determined the fair value of the tradenames based on valuations performed by outside parties using the excess earnings approach. The fair value of all tradenames exceeded their net carrying value except for the Lender’s and Celeste tradenames. The net carrying value for these two tradenames was in excess of their fair value by $155.6 million, which was recorded, net of tax of $12.0 million, as a cumulative effect of a change in accounting principle.

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

The Company completed the second step of its goodwill impairment test for the seafood and Chef’s Choice reporting units during the fourth quarter of 2002. The results of the second step indicated that the book value of goodwill for the seafood and Chef’s Choice reporting units, as of January 1, 2002, exceeded the fair value of those two reporting units, less the fair value of all identifiable net assets, by $94.1 million. Consequently, the Company has recorded an additional charge in the statement of operations as a cumulative effect of a change in accounting principle. The final goodwill impairment charge of $94.1 million, net of tax of $9.5 million, has been recorded in the statement of operations as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

The adoption of FAS 142 resulted in total impairment charges to goodwill and tradenames of $249.6 million, which has been recorded, net of tax of $21.5 million, as a cumulative effect of a change in accounting principle, effective as of January 1, 2002.

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

The following schedule shows net loss and net loss per share adjusted to exclude the Company’s amortization expense related to goodwill and indefinite lived intangibles (net of tax effects) as if such amortization expense had been discontinued in 2001 and 2000 (in thousands):

	Fiscal year ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Reported net loss available to common stockholders before cumulative effect of change in accounting	$(286,286)	$(84,234)	$(56,424)
Add back:
Goodwill amortization	—	20,074	12,991
Intangible amortization	—	13,265	8,490

Adjusted net loss available to common stockholders before cumulative effect of change in accounting	$(286,286)	$(50,895)	$(34,944)

Basic and diluted loss per share available to common stockholders:
Reported net loss before cumulative effect of change in accounting	$(3.90)	$(1.16)	$(0.81)
Add back:
Goodwill amortization	—	0.28	0.19
Intangible amortization	—	0.18	0.12

Adjusted net loss before cumulative effect of change in accounting	$(3.90)	$(0.70)	$(0.50)

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

Depreciable lives for major classes of assets are as follows:

Computers	3-5 years
Furniture and fixtures	2-8 years
Machinery and equipment	3-15 years
Buildings and improvements	20-30 years

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

Long-Lived Assets

The Company periodically assesses the net realizable value of its noncurrent assets and recognizes an impairment when the recorded value of these assets exceed the undiscounted cash flows expected in future periods. Such assessments in 2002 resulted in an adjustment to the value of fixed assets. See Note 13.

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

Disclosure About Fair Value of Financial Instruments

The estimated fair market value of the Company’s senior secured debt, senior unsecured debt and senior subordinated notes at December 31, 2002, based on market prices, was $565.9 million, $16.9 million and $200.0 million, respectively. See Note 10. The fair value of the Company’s interest rate agreements was a liability of $15.8 million and is reflected in other liabilities in the December 31, 2002 consolidated balance sheet. See Note 17. The book value of the Company’s current assets and current liabilities approximates their fair value.

Derivative Instruments

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively the Statement), on January 1, 2001. As required by the Statement, the Company records all derivative instruments on the balance sheet at their fair value. Changes in the fair value of the derivative instruments are recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. See Note 17.

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

Income Taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the carrying amounts, for financial statement purposes, and the tax bases of assets and liabilities. A valuation allowance is recorded on deferred tax assets if the Company believes that it is more likely than not that the deferred tax assets will not be realized. A valuation allowance was recorded in 2002 and 2001. See Note 18.

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

	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Reported net loss available to common stockholders	$(514,436)	$(84,234)	$(68,585)

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects in 2000	(3,620)	(5,105)	(1,734)

Pro forma net loss available to common stockholders	$(518,056)	$(89,339)	$(70,319)

Reported basic and diluted loss per share available to common stockholders	$(7.00)	$(1.16)	$(0.99)

Pro forma basic and diluted loss per share available to common stockholders	$(7.05)	$(1.23)	$(1.02)

Other Comprehensive Income

Other comprehensive income relates to cash flow hedges recorded in accordance with FAS 133. Accumulated other comprehensive income at December 31, 2002 and 2001 is solely related to the deferral of gains and losses associated with the cash flow hedges.

Note 4—Supplemental Cash Flow Disclosure

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

Note 5—Sale of Accounts Receivable

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

Note 6—Inventories

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

Note 7—Property, Plant and Equipment

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

During 2002, 2001 and 2000, the Company capitalized interest costs of $0.2 million, $0.1 million and $0.2 million, respectively. At December 31, 2002, the Company did not have any significant commitments for facility construction or machinery and equipment purchases. In the fourth quarter of 2002, the Company recorded a charge for permanently impaired fixed assets. See Note 13.

Note 8—Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	December 31,
	2002	2001
Goodwill	$634,346	$798,263
Trademarks	362,231	493,187
Other intangibles	49,164	87,594

	1,045,741	1,379,044
Less accumulated amortization	(141,871)	(149,392)

	$903,870	$1,229,652

The following table summarizes the intangibles as of December 31, 2002 (in thousands):

	Carrying Value
	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Recipes and formulations	$32,779	$19,838	$12,941
Chef’s Choice tradename	8,769	769	8,000
Other	16,385	10,887	5,498

Total	$57,933	$31,494	26,439

Trademarks not subject to amortization			317,747

Net carrying value of intangible assets			$344,186

Amortization of other intangible assets, charged against income for the year ended December 31, 2002 was $6.5 million. The following table summarizes the estimated annual amortization expense of other intangible assets for each of the next five years (in millions).

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

Note 9—Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Marketing and promotion expenses	$14,168	$21,063
Interest	19,021	17,403
Brokerage and distribution expenses	6,804	13,753
Employee related expenses	13,424	15,800
Legal and professional	976	1,796
Liability to shareholder class (Note 22)	—	7,500
Plant closing expenses (Note 13)	2,544	—
Other	3,471	3,102

	$60,408	$80,417

Note 10—Long Term Debt

Long term debt consists of the following (dollars in thousands):

	December 31,
	2002	2001
SENIOR SECURED DEBT

Senior secured tranche A debt; weighted average interest rate of 5.30% at December 31, 2002; principal due in quarterly installments through June 30, 2005; floating interest rate at the prime rate plus 2.75%, or alternatively, the one, three or six month Eurodollar rate plus 3.75% payable monthly or at the termination of the Eurodollar contract interest period	$108,814	$143,437

Senior secured tranche B debt; weighted average interest rate of 5.79% at December 31, 2002; principal due in quarterly installments through September 30, 2006; before unamortized discount on Supplemental Tranche B of $2,354 at December 31, 2002 and $0 at December 31, 2001; floating interest rate at the prime rate plus 3.25%, or alternatively, the one, three or six month Eurodollar rate plus 4.25% payable monthly or at the termination of the Eurodollar contract interest period	401,446	367,228

Senior secured revolving debt; weighted average interest rate of 5.78% at December 31, 2002; principal due June 30, 2005; floating interest rate at the prime rate plus 2.75%, or alternatively, the one, three or six month Eurodollar rate 3.75% payable monthly or at the termination of the Eurodollar contract interest period	153,600	127,700

SENIOR UNSECURED PROMMISORY NOTES

Senior unsecured promissory notes issued to related parties June 27, 2002 at a par value of $25,000 less a discount of $3,333; before unamortized discount of $3,049 at December 31, 2002; interest rate of 12% payable each January 1 and July 1; matures October 1, 2006	25,000	—

SENIOR SUBORDINATED NOTES

Senior subordinated notes issued July 1, 1998 at par value of $200,000; coupon interest rate of 8.75% with interest payable each January 1 and July 1, matures July 1, 2008	200,000	200,000

Senior subordinated notes issued July 1, 1997 at par value of $100,000 plus premium of $2,500; net of unamortized premium of $1,349 and $1,605 at December 31, 2002 and December 31, 2001, respectively; coupon interest rate of 9.875% with interest payable each August 15 and February 15; matures on February 15, 2007	100,000	100,000

Senior subordinated notes issued February 10, 1997 at par value of $100,000; coupon interest rate of 9.875% with interest payable each August 15 and February 15; matures on February 15, 2007	100,000	100,000

	1,088,860	1,038,365

Capitalized lease obligations	1,833	1,931

	1,090,693	1,040,296

Less: Unamortized discount on Supplemental Tranche B senior secured debt	(2,354)	—

Less: Unamortized discount on senior unsecured promissory notes	(3,049)	—

Add: Unamortized premium on senior subordinated notes	1,349	1,605

	1,086,639	1,041,901
Less: Current maturities of long term debt	(43,259)	(37,970)

Long term debt	$1,043,380	$1,003,931

Annual principal payments for the next five years and thereafter consist of the following (dollars in thousands):

2003	$43,259
2004	48,218
2005	182,047
2006	415,868
2007	200,222
Thereafter	201,079

Total	$1,090,693

Senior Secured Debt

The Company’s amended and restated senior secured credit agreement dated November 1, 1999, (as amended, supplemented or otherwise modified from time to time, the “Senior Secured Debt Facility”), with a group of lending institutions provided for term borrowings of $600 million, with quarterly repayments of principal and a $175 million revolving credit facility, subject to reductions for outstanding letters of credit. At December 31, 2002, adjusting for outstanding letters of credit of $8.0 million, the Company had unused borrowing availability of $13.4 million on the revolving debt facility. The Agreement requires a commitment fee of 0.50% per annum payable monthly on the unused portions of the revolving debt facility. Borrowings under the agreement are collateralized by substantially all of the assets of the Company.

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

In December 2001 the Company obtained a waiver of its December 31, 2001 maximum leverage and maximum senior leverage financial covenants, subject to meeting newly set maximum amounts, which the Company met.

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

Interest Rate Agreements

See Note 17.

Note 11—Preferred Stock

In September 2000, the Company issued to certain entities affiliated with current stockholders, in exchange for $15 million, 3,750,000 shares of Series A Convertible Cumulative Preferred Stock (“Series A Preferred Stock”), in connection with the senior subordinated noteholders consent solicitation (see Note 10). The shares have a par value of $0.01 per share, pay a cumulative dividend in arrears of 8% and have a liquidation preference value of the greater of (i) $4.00 per share, plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date or (ii) the amount payable with respect to the number of shares of Common Stock into which the shares of Preferred Stock plus accumulated dividends, if any, plus any unpaid dividends since the last dividend payment date could be converted (assuming the conversion of all outstanding shares of Preferred Stock immediately prior to the liquidation). The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any and unpaid dividends since the last payment date, divided by the initial conversion price of $3.35 (the “Conversion Price”). The Conversion Price is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The issuance of warrants on May 1, 2002 (as adjusted) and July 8, 2002, as described in Note 9, activated certain anti-dilution provisions of the Company’s convertible preferred stock. Due to the issuance of warrants, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company’s common stock, if converted, was reduced from $3.35 per share to $3.24 per share. Based on the liquidation preference value at December 31, 2002, these changes would result in the issuance of approximately 5.5 million additional common shares, if converted. The Series A Preferred Stock converts at the Company’s option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price. Preferred dividends, to the extent they are paid, will be paid in the form of additional Preferred Stock until such time as the restrictions on payments of dividends contained in the senior secured debt agreements are no longer in effect, at which time the Company will consider how future dividends will be paid. Unpaid accumulated preferred dividends at December 31, 2002 and 2001 were $2.9 million and $1.6 million, respectively.

Note 12—Common Stock Warrants

On May 1, 2002, the Company issued 300,000 warrants, as adjusted, to purchase common stock of the Company at $0.01 per share to entities affiliated with the Investors as consideration for their willingness to enter into the Revolving Loan Subordinated Participation Agreement. The warrants expire on April 30, 2012. See Note 10.

As part of the senior unsecured promissory note agreement, entities affiliated with the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. See Note 10.

Note 13—Plant Closure and Asset Impairment Charges

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

Note 14—Other Financial, Legal and Accounting Expenses

As a result of the investigation into the Company’s accounting practices, the resulting restatement of its 1998 and 1999 financial statements, litigation, governmental proceedings, defaults under its loan agreements and related matters (see Notes 10 and 22), the Company has received shares of common stock from former management, recorded settlement obligations and has incurred legal and accounting expenses, charges to obtain waivers on its events of default and charges related to amending its financing facilities. Such costs, totaled $47.4 million in 2000, including a non-cash $17.7 million charge associated with the issuance of common stock to certain holders of the Company’s senior subordinated debt. On January 16, 2001, the Company announced that it reached a preliminary agreement to settle the securities class action and derivative lawsuits pending against the Company and its former management team in the U.S. District Court in the Northern District of California. On March 1, 2001, Stipulations of Settlement for the Securities class action and derivative lawsuits were entered into in the U.S. District Court in the Northern District of California to fully resolve, discharge and settle the claims made in each respective lawsuit. On May 11, 2001, the United States District Court for the Northern District of California approved the settlement.

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

Note 15—Transition Expenses

Transition expenses consist of one-time costs incurred to establish the Company’s operations and integrate acquired businesses and operations, including relocation expenses, recruiting fees, sales support and other unique transitional expenses. Transition expenses for the year ended December 31, 2000 were approximately $3.0 million.

Note 16—Columbus Office Consolidation

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

Note 17—Derivative Instruments

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

Note 18—Income Taxes

The provision for income taxes is summarized as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Current tax liability (benefit):
Federal	$—	$—	$—
State	—	—	(177)

Total current benefit	—	—	(177)
Deferred tax liability (benefit):
Federal	(55,688)	(7,893)	(28,675)
Federal valuation allowance	154,022	55,481	—
State	(9,960)	1,065	(2,998)
State valuation allowance	27,544	9,921	—

Total deferred expense (benefit)	115,918	58,574	(31,673)

Total income tax expense (benefit)	$115,918	$58,574	$(31,850)

Deferred tax assets (liabilities), representing the tax effects of the difference between amounts recognized for book and tax purposes, consist of the following:

	December 31,
	2002	2001
	(As restated—See Note 2)
Deferred tax assets:
Accounts receivable	$399	$1,976
Inventory	4,272	1,246
Accrued expenses	10,019	15,341
Derivative instruments	5,986	5,900
State tax credit	1,350	1,350
Goodwill and other intangible assets	65,352	—
Loss carryforwards	245,612	170,367

	332,990	196,180
Valuation allowance	(301,142)	(66,362)

Net deferred tax assets	31,848	129,818

Deferred tax liabilities:
Goodwill and other intangible assets	(94,491)	(100,140)
Depreciation	(27,907)	(28,645)
Other	(3,941)	(1,033)

Deferred tax liabilities	(126,339)	(129,818)

Net deferred tax liability	$(94,491)	$—

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

$620,991

Effective as of December 31, 2001, management determined that it was no longer more likely than not that the Company would be able to realize its deferred tax assets. This conclusion was reached due to recent cumulative pretax losses and the financial reporting requirements of FAS 109. As a result, the Company cannot anticipate future earnings as a means to realize the deferred tax assets. Accordingly, the Company has determined that, pursuant to the provisions of FAS 109, deferred tax valuation allowances are required on those deferred tax assets. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

	Years Ended December 31,
	2002	2001	2000
	(as restated— See Note 2)	(as restated— See Note 2)
Income tax benefit at U.S. statutory rate	$(59,155)	$(8,543)	$(30,779)
Increase (decrease) in tax resulting from:
Non-deductible goodwill	38	943	950
State taxes, net of federal taxes	(6,466)	692	(2,064)
Other, net	(65)	80	43
Valuation allowance	181,566	65,402	—

Total income tax (benefit) expense	$115,918	$58,574	$(31,850)

Note 19—Leases

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

Note 20—Savings and Benefit Plans

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

Note 21—Related Party Transactions

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

On September 20, 2000, the Company issued 3,750,000 shares of its Series A Convertible Cumulative Preferred Stock (“Series A Preferred Stock”) to certain existing stockholders including funds affiliated with Fenway, MDC and UBS Capital at a price of $4.00 per share for an aggregate offering price of $15,000,000. The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to $4.00 plus accumulated dividends, if any, and unpaid dividends since the last dividend payment date divided by the initial conversion price of $3.35 (the “Conversion Price”). The Conversion Price is subject to adjustment for equity issuances by the Company at a price per share less than the Conversion Price. The issuance of warrants on May 1, 2002 (as adjusted) and July 8, 2002, as described in Note 10, activated certain anti-dilution provisions of the Company’s convertible preferred stock. Due to the issuance of warrants, the conversion price used in the calculation to convert the preferred stock liquidation preference value into shares of the Company’s common stock, if converted, was reduced from $3.35 per share to $3.24 per share. The Series A Preferred Stock converts at the Company’s option into shares of Common Stock in the event the Common Stock trades for 10 consecutive days at a price that is in excess of 200% of the Conversion Price. See Note 11.

In connection with the May 1, 2002 amendment to the Company’s senior secured debt agreement, certain entities affiliated with Fenway Partners, Inc. and McCown De Leeuw & Co. (the “Investors”) agreed to purchase on a subordinated basis, a participation of $10 million of the Company’s outstanding revolving loans. The Company issued 718,230 warrants to purchase common stock of the Company at $0.01 per share to these entities affiliated with the Investors as consideration for their willingness to enter into this Participation Agreement. The number of warrants issued for this service was subject to adjustment by the Special Committee of the Board of Directors, in consultation with outside advisors, and was not to exceed 1% of the number of shares of common stock outstanding on May 1, 2002. The warrants expire on April 30, 2012. The warrants were valued on May 1, 2002 at $4.3 million and were expensed during the second quarter of 2002 as the Revolving Loan Subordinated Participation Agreement was cancelled by the June 27, 2002 credit agreement amendment and the additional financing. In August 2002, the Special Committee of the Board of Directors reduced the number of warrants from 718,230 to 300,000, and as a result, the Company recorded a reduction of expense in the third quarter of 2002 of approximately $2.5 million. See Note 10.

On June 27, 2002, the Company secured commitments for $62.6 million of additional financing and further amended the senior secured debt agreement. The financing package included $25 million in the form of senior unsecured promissory notes (the “Notes”) from certain entities affiliated with the Investors. The Notes mature October 1, 2006, and accrue interest at the rate of 12% per annum, payable semi-annually. Any unpaid interest will accrue at a default rate of the applicable interest rate plus 2% per annum and will be payable at maturity. The Notes were purchased at a discount of $750,000. In addition to the discount, as part of the senior unsecured note agreement the Investors received warrants from the Company to purchase 2.1 million shares of common stock of the Company at $0.01 per share. The warrants were issued on July 8, 2002 and expire on July 7, 2012. A value of approximately $2.6 million was assigned to the warrants which was recorded as additional debt discount in the third quarter of 2002, and is being amortized as additional interest expense over the life of the debt. The Company received $15 million, less applicable discount, from the Investors on June 27, 2002, with the remaining $10 million, less applicable discount, received on July 2, 2002. In consideration of the $25 million financing provided by the Investors, the Revolving Loan Subordinated Participation Agreement, entered into on May 1, 2002 was terminated. See Note 10.

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

Note 22—Commitments And Contingent Liabilities

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

Note 23—Stock Option and Employee Stock Purchase Plans

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

Presented below is a summary of stock option plans activity for the years shown:

	Options Outstanding	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
December 31, 1999	2,284,021	$20.15	650,552	$20.91
Granted	5,181,375	3.86
Forfeited	(1,210,321)	18.76

December 31, 2000	6,255,075	6.93	1,166,300	14.29
Granted	2,086,225	4.17
Exercised	(33,371)	4.98
Forfeited	(869,612)	9.92

December 31, 2001	7,438,317	5.98	2,617,132	9.37
Granted	2,864,000	1.92
Exercised	(102,253)	3.88
Forfeited	(1,383,321)	4.52

December 31, 2002	8,816,743	$4.68	4,528,390	$6.88

The following table provides additional information for options outstanding at December 31, 2002:

Range of Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price
$0.30 - 2.10	2,306,500	8.5	$0.83
2.11 - 4.20	5,292,876	5.7	3.81
4.21 - 6.30	356,167	8.5	5.14
6.31 - 8.40	10,000	8.3	6.67
14.70 - 16.80	65,250	5.6	16.29
16.81 - 18.90	80,000	0.0	17.00
18.91 - 21.00	705,950	5.2	21.00

$2.10 - 21.00	8,816,743	6.4	$4.68

The following table provides additional information for options exercisable at December 31, 2002:

Range of Prices	Number	Wtd. Avg. Exercise Price
$0.30 - 2.10	125,000	$0.42
2.11 - 4.20	3,434,018	3.85
4.21 - 6.30	111,505	5.17
6.31 - 8.40	6,667	6.67
14.70 - 16.80	65,250	16.29
16.81 - 18.90	80,000	17.00
18.91 - 21.00	705,950	21.00

$2.10 - 21.00	4,528,390	$6.88

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

Note 24—Earnings Per Share and Number of Common Shares Outstanding

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

The table below summarizes the numerator and denominator for the basic and diluted loss per share calculations (in thousands except per share amounts):

	Years Ended December 31,
	2002 (as restated—See Note 2)	2001 (as restated— See Note 2)	2000
Numerator:
Net loss available to common stockholders before cumulative effect of accounting change	$(286,286)	$(84,234)	$(56,424)
Cumulative effect of accounting change, net of tax	(228,150)	—	(12,161)

Net loss available to common stockholders	$(514,436)	$(84,234)	$(68,585)

Denominator—Basic shares:
Average common shares outstanding	73,511	72,499	69,041

Basic loss per share	$(7.00)	$(1.16)	$(0.99)

Denominator—Diluted shares:
Average common shares outstanding	73,511	72,499	69,041
Dilutive effect of common stock equivalents	—	—	—

Total diluted shares	73,511	72,499	69,041

Diluted loss per share	$(7.00)	$(1.16)	$(0.99)

The number of shares of common stock outstanding and the changes during the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	Common Stock Issued	Treasury Stock	Net Outstanding
Shares at December 31, 1999	67,050	—	67,050

Common stock issued to subordinated noteholders	6,966	—	6,966
Employee stock purchases	150	—	150
Retirement of stock	(42)	—	(42)

Shares at December 31, 2000	74,124	—	74,124

Receipt of shares from former management	—	(3,051)	(3,051)
Distribution of shares to shareholder class	—	465	465
Employee stock purchases	99	—	99
Restricted stock awards and stock options exercised	31	—	31

Shares at December 31, 2001	74,254	(2,586)	71,668

Distribution of shares to shareholder class	2,733	2,586	5,319
Employee stock purchases	13	—	13
Restricted stock awards and stock options exercised	155	—	155

Shares at December 31, 2002	77,155	—	77,155

Note 25—Segment Information

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

Sales to one of the Company’s customers in the retail segment were approximately 19% and 13% of retail net sales in 2002 and 2001, respectively.

The following table presents a summary of operations by segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Years Ended December 31
	2002	2001	2000
Net sales:
Retail	$604,082	$675,890	$676,901
Food Service	60,571	60,741	58,258
Other	107,216	105,510	85,855

Total	$771,869	$842,141	$821,014

Segment contribution and operating (loss) income:
Retail	$171,533	$211,926	$208,957
Food Service	20,936	23,875	21,390
Other	26,572	29,506	23,829

Segment contribution	219,041	265,307	254,176
Fixed manufacturing costs	(84,374)	(72,816)	(77,055)
Amortization of goodwill and other intangibles	(10,348)	(44,670)	(44,819)
Selling, general and administrative expenses	(58,991)	(58,035)	(50,080)
Goodwill and tradename impairment charges	(67,091)	—	—
Plant closure and asset impairment charges	(53,225)	—	—
Other financial, legal, accounting, consolidation and transition income (expense)	—	3,066	(57,257)

Operating (loss) income	$(54,988)	$92,852	$24,965

The following supplemental information provides net sales by product line across all segments (in thousands):

	Actual Years Ended December 31,
	2002(1)	2001	2000
Net sales:
Baking mixes and frostings	$234,489	$224,518	$192,962
Seafood	129,170	172,000	168,784
Syrup and mixes	116,765	123,453	119,010
Breakfast products	106,732	99,414	96,252
Bagels	98,417	117,468	136,540
All other	86,296	105,288	107,466

	$771,869	$842,141	$821,014

(1)	The 2002 net sales by product line includes an allocation of $17.7 million in net sales adjustments, principally for trade promotion costs, recorded in the first quarter of 2002. The trade promotion adjustments were a result of updated evaluations of the Company’s reserves and assumptions for such costs. The allocation of these items to product lines was completed using ratable allocations based on historical trade promotion levels.

Note 26—Quarterly Financial Data (Unaudited)

The information in this footnote has been revised from the information previously reported to reflect the Company’s restatement of its financial statements for the years ended December 31, 2002 and 2001. The restatement does not affect previously recorded net sales, gross profit or operating income (loss). See Note 2 for description of the restatement.

Unaudited quarterly financial data for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2002:
Net sales	$198,072	$176,544	$184,893	$212,360
Gross profit	63,613	64,453	71,671	77,689
Operating income (loss)	3,016	(16,509)	27,360	(68,855)
Net loss before cumulative effect of accounting change (as restated)	(125,691)	(55,730)	(5,822)	(97,690)
Net loss (as restated)	(353,841)	(55,730)	(5,822)	(97,690)
Basic and diluted loss per share available to common stockholders (as restated)	$(4.94)	$(0.78)	$(0.08)	$(1.27)

Year ended December 31, 2001:
Net sales	$230,068	$181,607	$200,838	$229,628
Gross profit	96,134	72,703	86,529	92,077
Operating income	17,282	18,404	28,436	28,730
Net loss (as restated for period ended December 31)	(7,757)	(8,998)	(3,206)	(63,020)
Basic and diluted loss per share available to common stockholders (as restated for period ended December 31)	$(0.11)	$(0.13)	$(0.05)	$(0.88)

The following table summarizes the restated results for the quarter ended March 31, 2002 due to the adoption of FAS 142 (in thousands except per share amounts):

	As Reported	Transitional Restatement in 2002 (1)	As Restated (2)
Net loss:
Net loss before cumulative effect of change in accounting principle	$(12,924)	$(12,924)	$(125,691)
Cumulative effect of change in accounting, net of tax	(94,893)	(167,379)	(228,150)

Net loss	(107,817)	(180,303)	(353,841)
Preferred dividends	(331)	(331)	(331)

Net loss available to common stockholders	$(108,148)	$(180,634)	$(354,172)

Basic and diluted loss per share available to common stockholders:
Loss before cumulative effect of accounting change	$(0.19)	$(0.19)	$(1.76)
Cumulative effect of change in accounting, net of tax	(1.32)	(2.33)	(3.18)

Net loss available to common stockholders	$(1.51)	$(2.52)	$(4.94)

(1)	The selected financial data reflects the restated amounts recorded pursuant to the transitional adoption provisions of FAS 142, as previously reported.
(2)	The selected financial data reflects the additional changes due to the restatement for matters relating to the accounting for deferred taxes. See Note 2 to the Consolidated Financial Statements.

Significant Adjustments in Quarterly Periods

Several significant items impacted the quarterly results of 2002. Results for the first quarter of 2002 include adjustments of $20.1 million principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with an executive’s severance. The Company also recorded charges of approximately $29.9 million in the second quarter of 2002 related to plant closure charges for the West Seneca facility and charges of approximately $23.3 million in the fourth quarter of 2002 related to plant closure charges for the West Seneca and Yuba City facilities and impaired fixed assets, as described in Note 13. As described in Note 6, the Company recorded additional charges of approximately $8.0 million in the fourth quarter for excess and obsolete inventory items. In addition, in the fourth quarter the Company completed its annual review of the carrying value of goodwill and indefinite-lived intangibles, recording a charge for impaired goodwill and tradenames of approximately $67.1 million, as described in Note 8. As described in Note 2 and 18, the Company also recorded a valuation allowance on its deferred tax assets as of December 31, 2001, as management determined that it was more likely than not that the Company would not be able to realize those assets.

The following table reconciles the Company’s previously filed 2002 quarterly data herein for the restatement as described in Note 2 (in thousands):

	Three Months Ended
	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
Loss before income taxes and cumulative effect of change in accounting	$(21,173)	$(21,173)	$(50,670)	$(50,670)	$(845)	$(845)	$(96,327)	$(96,327)
Income tax benefit (expense)	8,249	(104,518)	19,614	(5,060)	289	(4,977)	(174,908)	(1,363)

Net loss before cumulative effect of accounting change	(12,924)	(125,691)	(31,056)	(55,730)	(556)	(5,822)	(271,235)	(97,690)
Cumulative effect of change in accounting, net of tax of $81,237 and $21,466, as restated	(167,379)	(228,150)	—	—	—	—	—	—

Net loss	(180,303)	(353,841)	(31,056)	(55,730)	(556)	(5,822)	(271,235)	(97,690)
Preferred dividends	(331)	(331)	(332)	(332)	(344)	(344)	(346)	(346)

Net loss available to common stockholders	$(180,634)	$(354,172)	$(31,388)	$(56,062)	$(900)	$(6,166)	$(271,581)	$(98,036)

Basic and diluted net loss available to common stockholders before cumulative effect of change in accounting	$(0.19)	$(1.76)	$(0.44)	$(0.78)	$(0.01)	$(0.08)	$(3.52)	$(1.27)
Cumulative effect of change of acounting	(2.33)	(3.18)	—	—	—	—	—	—

Basic and diluted net loss per share available to common stockholders	$(2.52)	$(4.94)	$(0.44)	$(0.78)	$(0.01)	$(0.08)	$(3.52)	$(1.27)

The following table reconciles the Company’s previously filed December 31, 2001, quarterly data herein for the restatement described in Note 2 (in thousands):

	Three Months Ended December 31, 2001
	As previously reported	As restated
Income before income taxes	$4,698	$4,698
Income tax expense	(2,316)	(67,718)

Net loss	2,382	(63,020)
Preferred dividends	(320)	(320)

Net income (loss) available to common stockholders	$2,062	$(63,340)

Basic and diluted net earnings (loss) per share available to common stockholders	$0.03	$(0.88)

Note 27—Condensed Financial Statements of Subsidiary

Sea Coast is the Company’s only subsidiary and is a guarantor of all of the Company’s indebtedness, except the senior unsecured promissory notes. As a result, the condensed financial statements as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, are included below:

SEA COAST FOODS, INC.

BALANCE SHEET

(dollars in thousands)

	December 31,
	2002	2001
	(As restated— See Note 2)	(As restated— See Note 2)
ASSETS
Current assets:
Accounts receivable (net of allowance of $34 and $100, respectively)	$1,845	$2,098
Inventories	13,764	13,786

Total current assets	15,609	15,884
Property, plant and equipment, net	—	980
Goodwill and intangible assets, net	8,000	54,234
Other assets	168	1,491

Total assets	$23,777	$72,589

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$206	$1,750
Accrued expenses	443	1,224

Total current liabilities	649	2,974
Due to parent	74,695	69,434

Total liabilities	75,344	72,408

Stockholder’s equity:
Common stock	1	1
Paid-in capital	200	200
Retained earnings	(51,768)	(20)

Total stockholder’s equity	(51,567)	181

Total liabilities and stockholder’s equity	$23,777	$72,589

SEA COAST FOODS, INC.

STATEMENT OF OPERATIONS

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Net sales	$40,156	$52,456	$55,940
Cost of goods sold	(30,363)	(39,616)	(40,617)

Gross profit	9,793	12,840	15,323

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(4,573)	(6,292)	(6,142)
Consumer marketing	(1,003)	(612)	(1,153)

Total brokerage, distribution and marketing expenses	(5,576)	(6,904)	(7,295)
Amortization of goodwill and other intangibles	—	(1,829)	(1,604)
Selling, general and administrative expenses	(2,528)	(3,156)	(2,554)
Goodwill and tradname impairment charges	(8,936)	—	—
Asset impairment charge	(1,045)	—	—

Total operating expenses	(18,085)	(11,889)	(11,453)

Operating (loss) income	(8,292)	951	3,870
Interest expense, net	(6,099)	(6,252)	(6,417)

Loss before income taxes	(14,391)	(5,301)	(2,547)
Income tax (expense) benefit	(59)	1,430	377

Net loss before cumulative effect of change in accounting	(14,450)	(3,871)	(2,170)
Cumulative effect of change in accounting	(37,298)	—	—

Net loss	$(51,748)	$(3,871)	$(2,170)

SEA COAST FOODS, INC.

STATEMENT OF CASH FLOWS

(dollars in thousands)

	Years ended December 31,
	2002	2001	2000
	(As restated— See Note 2)	(As restated— See Note 2)
Cash flows from operating activities:
Net loss	$(51,748)	$(3,871)	$(2,170)
Cumulative effect of change in accounting	37,298	—	—
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	164	2,151	1,901
Deferred taxes	—	167	(104)
Asset impairment charges	1,045	—	—
Intangible asset impairment charges	8,936	—	—
Change in assets and liabilities:
Decrease in receivables	253	1,821	970
Decrease (increase) in inventories	22	(3,371)	2,030
Decrease in prepaid expenses and other assets	1,323	16	85
Decrease in accounts payable	(1,544)	(366)	(625)
Decrease in accrued expenses	(781)	(60)	(97)

Net cash (used in) provided by operating activities	(5,032)	(3,513)	1,990

Cash flow used in investing activities:
Asset additions	(229)	(1,107)	(364)
Payment for acquisition of business	—	—	(7,954)

Net cash used for investing activities	(229)	(1,107)	(8,318)

Cash flows from financing activities:
Debt issuance costs	—	—	(132)
Intercompany borrowings	5,261	4,620	6,460

Net cash provided from financing activities	5,261	4,620	6,328

Net change in cash	—	—	—
Beginning cash and cash equivalents	—	—	—

Ending cash and cash equivalents	$—	$—	$—

Note 28—Subsequent Events

In February 2003, the Company amended the Senior Secured Debt Facility to provide (1) an excess leverage fee of 3.5% of the aggregate amount of the term loan borrowings outstanding and the revolving credit facility on the amendment date. Such fee will not be required if the Company receives net cash proceeds from the sale of assets of at least $100.0 million by June 30, 2003, and an additional $125.0 million by September 30, 2003, or failing to meet the June 30, 2003 requirement, if aggregate net cash proceeds of $325.0 million are received by September 30, 2003, (2) an asset sale fee of 1.75% of the average term loan borrowings outstanding and the revolving credit facility from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325.0 million from the sale of assets by March 31, 2004, and (3) that any excess leverage or asset sale fees that become payable will be paid at the earlier of certain events of default, the time of sale of assets, or on June 30, 2005. As of June 30, 2003, the Company had not received any net cash proceeds from the sale of assets. Since the Company had not yet met the requirements that would allow the Company to avoid paying these fees, the potential fees are being accrued over the remaining life of the Senior Secured Debt Facility as excess leverage fees in interest and financing expenses.

In April 2003, the Company announced that it had restructured its corporate organization and reduced its corporate staff by approximately 75 positions through terminations and the elimination of open positions. Affected employees will receive severance pay in accordance with the Company’s policies. In addition, retention bonuses will be awarded to certain key employees who remain with the Company through June 1, 2004. The Company expects the restructuring and staff reductions to result in a charge of approximately $7.0 million over future quarters and estimates that the cash impact in 2003 will be approximately $5.0 million.

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

In May 2003, the Company’s production facility in Jackson, Tennessee, was damaged by a tornado. The damage is covered by insurance and has not resulted in any significant impact on shipments, customer service or production.

In July 2003, the Company announced that it was undertaking a comprehensive financial restructuring (the “Restructuring”), designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners, L.P. III (“J.W. Childs”), an affiliate of J.W. Childs Associates, L.P., pursuant to which J.W. Childs will make a $200 million investment in the Company for a 65.6% equity interest in the reorganized Company. The equity transaction is expected to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the second half of 2003. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

The definitive agreement with J. W. Childs contemplated that the Restructuring would include the following proposed elements:

•	The Company’s existing senior lenders would be paid in full, receiving approximately $458 million in cash and approximately $197 million in new senior unsecured notes with a 10-year maturity. The Company and J.W. Childs would intend to raise approximately $441 million of new bank financing in connection with the Restructuring, including a $50 million revolving credit facility, and would seek to effect a high yield offering in an amount sufficient to pay cash to the senior lenders in lieu of the new senior unsecured notes. The definitive agreement contemplates that the Company’s existing senior lenders would waive any right to the excess leverage fee and the asset sale fee, which are provided for in the Company’s credit agreement.

•	The Company’s existing accounts receivable sales facility would be terminated.

•	Holders of the Company’s 12% senior unsecured notes due 2006 would be paid in full, receiving approximately $29 million of new senior unsecured notes with a 10-year maturity, unless J.W. Childs effects a high yield offering in an amount sufficient to pay cash in lieu of such unsecured notes.

•	Holders of the Company’s outstanding 1998 Notes and 9.875% senior subordinated notes issued on February 10, 1997, and July 1, 1997 (the “1997 Notes” and together with the 1998 Notes, the “Senior Subordinated Notes”), would receive a 50% recovery through cash in the aggregate amount of approximately $110 million and approximately 29.5% (approximately $90 million) of the common stock of the reorganized Company.

•	Existing common and preferred stockholders would receive approximately 4.9% (approximately $15 million) of common stock of the reorganized Company, and the existing common and preferred shares would be cancelled in connection with the Restructuring.

The Company also launched, with the support of its senior lenders, a vendor lien program under which the Company offered vendors and carriers of its goods the ability to obtain a junior lien on substantially all of the Company’s assets for shipments made to the Company on agreed terms. In excess of 125 vendors with estimated annual purchases of $250 million are participating in the vendor lien program.

Consummation of the Restructuring is subject to a number of conditions, including the consent of the Company’s senior lenders and bondholders to the plan of reorganization, bankruptcy court approval of the plan of reorganization, completion of the refinancing of the Company’s existing indebtedness, and customary regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the fourth quarter of 2003.

Since the date of the announcement of the definitive agreement with J. W. Childs, the Company has engaged, and continues to engage, in discussions with J. W. Childs, the Company’s senior lending group and bondholders regarding the terms of the Restructuring. However, no assurance can be given that these discussions will lead to an agreement, that the conditions to closing the Restructuring will be satisfied, or that the Restructuring will ultimately be consummated. Moreover, if the Restructuring is consummated, it could be consummated on terms materially different than the terms contemplated by the definitive agreement with J. W. Childs.

The Company will determine whether to continue with its previously announced divestiture process after the Restructuring is complete. As of June 30, 2003, the Company had incurred and deferred in other assets approximately $2.3 million of related legal, accounting and investment banking costs related to the divesture process. Such costs have been expensed during the second quarter of 2003 due to the uncertainty that a divesture transaction will be completed.

In connection with the Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003 on the 1998 Notes, which resulted in a default under its debt agreements. The Company entered into an Amendment and Forbearance, dated as of June 30, 2003 (the “June Bank Amendment”), with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility. The June Bank Amendment included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company’s failure to make the scheduled interest payment on the 1998 Notes. As a result of this non-payment, the Company reclassified all outstanding debt to current liabilities as of June 30, 2003.

Subsequently, in connection with the Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the “July Bank Amendment”) that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003. See the above disclosures of the continuing discussions with J.W. Childs, the Company’s senior lending group and bondholders.

The restatement (as discussed in Note 2) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

To facilitate the Restructuring, the Company has entered into certain confidentiality agreements with representatives of an ad hoc unofficial committee of certain holders of the Senior Subordinated Notes, including Debevoise & Plimpton and Houlihan Lokey Howard & Zukin. In addition, certain holders of the Senior Subordinated Notes have also agreed to be bound by confidentiality agreements in connection with their role as members of the unofficial committee.

In connection with the Restructuring, the Company has entered into certain engagement letters with advisors and counsel acting on behalf of the holders of the Senior Subordinated Notes pursuant to which the Company is obligated to reimburse such advisors and counsel for their reasonable fees and expenses arising from their involvement with the Restructuring. Similarly, the Company is obligated under the terms of the Senior Secured Debt Facility to reimburse the reasonable fees and expenses of the advisors and counsel acting on behalf of the senior lenders party to the Senior Secured Debt Facility in connection with their involvement in the Restructuring.

On July 2, 2003, the New York Stock Exchange (“NYSE”) announced that it was suspending the listing of the Company’s common stock as a direct result of the Company’s announcement regarding the Restructuring. On August 15, 2003, the SEC granted the application of the NYSE for removal. The Company’s common stock is now quoted on the OTC Bulletin Board under the ticker symbol “AURF”.

In light of the Restructuring and the delisting of the common stock, the Company’s proposal for a reverse stock split is not being pursued.

Schedule II

Aurora Foods Inc.

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Write-offs	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts
Year ended December 31, 2000	$1,311,000	$185,000	$240,000	$(1,011,000)	$725,000

Year ended December 31, 2001	$725,000	$379,000	$—	$(516,000)	$588,000

Year ended December 31, 2002	$588,000	$50,000	$—	$(226,000)	$412,000

Inventory obsolescence reserve
Year ended December 31, 2000	$1,195,000	$3,999,000	$—	$(1,580,000)	$3,614,000

Year ended December 31, 2001	$3,614,000	$2,906,000	$—	$(3,260,000)	$3,260,000

Year ended December 31, 2002	$3,260,000	$10,798,000	$—	$(4,128,000)	$9,930,000

Deferred tax asset valuation allowance (as restated—See Note 2)
Year ended December 31, 2000	$—	$—	$—	$—	$—

Year ended December 31, 2001	$—	$65,402,000	$960,000	$—	$66,362,000

Year ended December 31, 2002	$66,362,000	$181,566,000	$53,214,000	$—	$301,142,000

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Certificate of Incorporation of Aurora Foods Inc., as amended. (Incorporated by reference to Exhibit 3.1 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated By-laws of Aurora Foods Inc. (Incorporated by reference to Exhibit 3.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2000).

3.3	Certificate of Designation for the Company’s Series A Preferred Stock filed with the Secretary of State of Delaware on September 7, 2000. (Incorporated by reference to Exhibit 3.1 to the Aurora Foods Inc. Form 8-K filed on September 21, 2000).

4.1	Indenture dated as of February 10, 1997, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.1 to the Aurora Foods Inc. Registration Statement on Form S-4 filed on August 21, 1997, File No. 333-24715 (“Aurora S-4”)).

4.2	Specimen Certificate of 9 7/8% Series B Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to the Aurora S-4).

4.3	Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Indenture governing the 9 7/8% Series B Senior Subordinated Notes due 2007 (included in Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.4 to the Aurora S-4).

4.4	Supplemental Indenture dated as of September 20, 2000, governing the 9 7/8% Series B Senior Subordinated Notes due 2007 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as trustee, amending the Indenture dated as of February 10, 1997, as amended. (Incorporated by reference to Exhibit 4.2 to Aurora Foods Inc.’s Form 8-K filed September 21, 2000).

4.5	Indenture dated as of July 1, 1997, governing the 9 7/8% Series C Senior Subordinated Notes due 2007 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.6 to the Aurora S-4).

4.6	Specimen Certificate of 9 7/8% Series C Senior Subordinated Notes due 2007 (included in Exhibit 4.5 hereto). (Incorporated by reference to Exhibit 4.3 to the Aurora S-4).

4.7	Form of Note Guarantee to be issued by future subsidiaries of Aurora Foods Inc. pursuant to the Indenture governing the 9 7/8% Series C Senior Subordinated Notes due 2007 (included in Exhibit 4.5 hereto). (Incorporated by reference to Exhibit 4.8 to the Aurora S-4).

4.8	Supplemental Indenture dated as of April 1, 1999, governing the 9 7/8% Series C Senior Subordinated Notes due 2007 among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.11 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

4.9	Supplemental Indenture dated as of September 20, 2000, governing the 9 7/8% Series C Senior Subordinated Notes due 2007 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as trustee, amending the Indenture dated as of July 1, 1997, as amended. (Incorporated by reference to Exhibit 4.3 to Aurora Foods Inc.’s Form 8-K filed September 21, 2000).

4.10	Indenture dated as of July 1, 1998, governing the 8 3/4% Senior Subordinated Notes due 2008 by and between Aurora Foods Inc. and Wilmington Trust Company. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Registration Statement on Form S-1 filed on April 22, 1998, as amended, File No. 333-50681 (the “S-1”)).

4.11	Specimen Certificate of 8 3/4% Senior Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.9 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

4.12	Supplemental Indenture dated as of April 1, 1999, governing the 8 3/4% Senior Subordinated Notes due 2008 among Sea Coast Foods, Inc., Aurora Foods Inc. and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.13 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

4.13	Supplemental Indenture dated as of September 20, 2000, governing the 8 3/4% Senior Subordinated Notes due 2008 between the Company, Sea Coast Foods, Inc. and Wilmington Trust Company, as trustee, amending the

Indenture dated as of July 1, 1998, as amended. (Incorporated by reference to Exhibit 4.1 to Aurora Foods Inc.’s Form 8-K filed September 21, 2000).

4.14	Specimen Certificate of the Common Stock. (Incorporated by reference to Exhibit 4.1 to the S-1).

4.15	Specimen Certificate of the Series A Preferred Stock (included in Exhibit 3.3 hereto). (Incorporated by reference to the Aurora Foods Inc. Form 8-K filed on September 21, 2000.)

4.16	Securityholders Agreement, dated as of April 8, 1998, by and among Aurora/VDK LLC, MBW Investors LLC, VDK Foods LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 4.2 to the S-1).

4.17	Amendment of Securityholders Agreement among Aurora Foods Inc. and the parties listed on the signature page thereto. (Incorporated by reference to Exhibit 4.14 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2000).

4.18	Amendment, dated as of May 1, 2002, to the Securityholders Agreement dated April 8, 1998 as amended, between the Company and the parties named therein. (Incorporated by reference to Exhibit 4.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

4.19	Amendment, dated as of June 27, 2002, to the Securityholders Agreement dated April 8, 1998 as amended, between the Company and the parties named therein. (Incorporated by reference to Exhibit 4.4 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

4.20	Warrant Issuance Agreement dated as of May 1, 2002, among Aurora Foods Inc. and the parties listed therein, as Warrantholders. (Incorporated by reference to Exhibit 4.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

4.21	Warrant Issuance Agreement dated as of May 1, 2002, among Aurora Foods Inc. and the parties listed therein, as Warrantholders, with amended Exhibit A, effective as of October 7, 2002. (Incorporated by reference to Exhibit 4.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

4.22	Note Purchase Agreement between Aurora Foods Inc. and the Purchasers listed therein, dated as of June 27, 2002. (Incorporated by reference to Exhibit 4.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.1	License Agreement, dated as of February 21, 1979, between General Host Corporation and VDK Acquisition Corporation. (Incorporated by reference to Exhibit 10.27 to the Van de Kamp’s S-4).

10.2	License Agreement, dated as of October 14, 1978, between General Host Corporation and Van de Kamp’s Dutch Bakeries. (Incorporated by reference to Exhibit 10.28 to the Van de Kamp’s S-4).

10.3	Trademark License Agreement, dated July 9, 1996 among Quaker Oats, The Quaker Oats Company of Canada Limited and Van de Kamp’s, Inc. (Incorporated by reference to Exhibit H to Exhibit 2.1 to Van de Kamp’s, Inc.’s Form 8-K dated July 9, 1996).

10.4	Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation. (Incorporated by reference to Exhibit 10.48 to the S-1).

10.5	Amendment dated August 14, 2002 to Production Agreement, dated as of June 4, 1998, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation (Confidential treatment for a portion of this document has been requested by Aurora Foods Inc. The location of the omissions is denoted as follows: “…”.). (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

10.6	Advisory Agreement, made as of April 8, 1998, among Aurora/VDK LLC, Van de Kamp’s, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. and MDC Management Company III, L.P. (Incorporated by reference to Exhibit 10.34 to the S-1).

10.7	Advisory Agreement, made as of April 8, 1998, between Fenway Partners, Inc. and Aurora/VDK LLC, Van de Kamp’s, Inc., VDK Holdings, Inc., Aurora Foods Inc. and Aurora Foods Holdings Inc. (Incorporated by reference to Exhibit 10.35 to the S-1).

10.8	Indemnity Agreement, dated as of July 1, 1998, between Clive A. Apsey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.50 to the S-1).

10.9	Indemnity Agreement, dated as of July 1, 1998, between David E. De Leeuw and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.52 to the S-1).

10.10	Indemnity Agreement, dated as of July 1, 1998, between Charles J. Delaney and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.53 to the S-1).

10.11	Indemnity Agreement, dated as of July 1, 1998, between Richard C. Dresdale and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.54 to the S-1).

10.12	Indemnity Agreement, dated as of July 1, 1998, between Andrea Geisser and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.55 to the S-1).

10.13	Indemnity Agreement, dated as of July 1, 1998, between Peter Lamm and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.56 to the S-1).

10.14	Indemnity Agreement, dated as of June 5, 2001, between Stephen L. Key and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.15 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.15	Indemnity Agreement, dated as of June 5, 2001, between William B. Connell and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.16 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.16	Indemnity Agreement, dated as of June 5, 2001, between Jack Murphy and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.17 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.17	Indemnity Agreement, dated as of July 23, 2002, between Dale Morrison and Aurora Foods Inc. (***)

10.18	Indemnity Agreement, dated as of November 20, 2002, between Thomas Hudgins and Aurora Foods Inc. (***)

10.19	Indemnity Agreement, dated as of July 1, 1998, between Ian R. Wilson and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.46 to the S-1).

10.20	Indemnity Agreement, dated as of July 1, 1998, between James B. Ardrey and Aurora Foods Inc. (Incorporated by reference to Exhibit 10.49 to the S-1).

10.21	Registration Rights Agreement dated as of January 31, 2001 by and among Aurora Foods Inc., and the Holders listed on Schedule A thereto. (Incorporated by reference to Exhibit 10.42 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2000).

10.22	Securities Purchase Agreement for Series A Preferred Stock dated as of September 20, 2000 between the Company and the Purchasers listed on the signature pages thereto. (Incorporated by reference to Exhibit 2.1 to Aurora Foods Inc. Form 8-K filed on September 21, 2000).

10.23	Employment Agreement dated as of March 21, 2000, between Aurora Foods Inc. and Christopher T. Sortwell. (Incorporated by reference to Exhibit 10.39 to Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

10.24	Employment Agreement dated as of March 27, 2000, between Aurora Foods Inc. and James T. Smith. (Incorporated by reference to Exhibit 10.40 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2000).

10.25	Employment Agreement dated as of March 27, 2000, between Aurora Foods Inc. and Paul Graven. (Incorporated by reference to Exhibit 10.41 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2000).

10.26	Severance, Confidentiality and Non-Competition Agreement dated as of July 23, 2002, between Aurora Foods Inc. and Thomas Ellinwood. (***)

10.27	Employment Agreement dated as of April 1, 2002, between Aurora Foods Inc. and William R. McManaman. (***)

10.28	Letter effective as of October 21, 2002, between Aurora Foods Inc. and Eric Brenk. (***)

10.29	1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.48 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.30	1998 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to the Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 1998).

10.31	Aurora Foods Inc. 2000 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.43 to The Aurora Foods Inc. Form 10-K for the fiscal year ended December 31, 2000).

10.32	Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 8-K dated November 1, 1999).

10.33	First Amendment, Forbearance and Waiver, dated as of March 29, 2000, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.36 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

10.34	Amendment, dated as of April 28, 2000, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000).

10.35	Amendment and Waiver, dated as of February 7, 2001 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.45 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2001).

10.36	Amendment and Waiver, dated as of April 16, 2001 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.32 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.37	Amendment and Waiver, dated as of October 1, 2001 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.47 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2001).

10.38	Waiver, dated as of December 21, 2001, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation agent. (Incorporated by reference to Exhibit 10.34 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.39	Amendment and Waiver, dated as of February 26, 2002 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.35 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.40	Waiver, dated as of March 22, 2002, to the Fifth Amended and Restated Credit Agreement dated as of November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2002).

10.41	Amendment, dated as of May 1, 2002 to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2002).

10.42	Amendment, dated as of June 27, 2002, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication

Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.43	Amendment, dated as of February 21, 2003, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, JP Morgan Chase Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Confidential treatment for a portion of this document has been requested by Aurora Foods Inc. The location of the omissions is denoted as follows “…”). (***)

10.44	Supplemental Tranche B Joinder Agreement, dated July 2, 2002, by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.45	Consent and Waiver, dated as of July 26, 2002, to the Fifth Amended and Restated Credit Agreement dated November 1, 1999 and entered into by and among Aurora Foods Inc., as Borrower, the Lenders listed therein, the Chase Manhattan Bank, as Administrative Agent for the Lenders, National Westminster Bank PLC, as Syndication Agent, and UBS AG, Stamford Branch, as Documentation Agent. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

10.46	Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2000.)

10.47	Amendment, dated February 7, 2001 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.46 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2001.)

10.48	Amendment, dated December 19, 2001 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and the Chase Manhattan Bank, as borrower. (Incorporated by reference to Exhibit 10.38 to the Aurora Foods Inc. Form 10-K for the year ended December 31, 2001).

10.49	Amendment, dated March 28, 2002 to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower. (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2002).

10.50	Amendment, dated June 28, 2002, to the Receivables Purchase Agreement, dated as of April 19, 2000, and entered into by and between Aurora Foods Inc., as Seller, and JP Morgan Chase Bank, as Borrower. (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended June 30, 2002).

10.51	Collective Bargaining Agreement between Aurora Foods Inc. and Bakery, Confectionery, Tobacco Workers and Grain Millers’ International Union of America Local # 429 dated January 12, 2001. (Incorporated by reference to Exhibit 10.44 to the Aurora Foods Inc. Form 10-Q for the quarter ended March 31, 2001).

10.52	Executive Long Term Incentive Plan, dated as of January 1, 2002. (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 10-Q for the quarter ended September 30, 2002).

21.1	Subsidiary of Aurora Foods Inc. (Incorporated by reference to Exhibit 21.1 to Aurora Foods Inc. Form 10-K for the year ended December 31, 1999.)

23.1	Consent of PricewaterhouseCoopers LLP. (*)

24.1	Power of Attorney. (***)

31.1	Certification of Chairman of the Board and Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. (*)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

(*)	Filed herewith.
(**)	Furnished herewith.
(***)	Filed as Exhibits to the Original Form 10-K.