Form 10-Q/A
period 2003-03-31
AURORA FOODS INC /DE/
filed 2003-09-16
CIK 1060024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

This quarterly report on Form 10-Q/A (this “Form 10-Q/A”) is being filed to amend and restate in its entirety the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2003, which was filed with the SEC on May 14, 2003 (the “Original Form 10-Q”). Items 1, 2 and 4 of Part I and Item 6 of Part II are the only items of the Original Form 10-Q that are being amended by this Form 10-Q/A. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form10-Q/A includes certain currently dated certifications.

On August 14, 2003, the Company announced that its financial results for the years ended December 31, 2002 and 2001, and interim quarters, would be restated to reflect certain adjustments with regard to deferred taxes. The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142)) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. These non-cash adjustments of $3.6 million and $112.8 million for the three months ended March 31, 2003 and 2002, respectively, are the result of the Company having to establish a valuation allowance against its deferred tax assets and the establishment of certain deferred tax liabilities, as it is no longer able to reasonably estimate the period of reversal for deferred tax liabilities related to certain goodwill and other indefinite lived intangible assets as a result of the adoption of FAS 142. Due to cumulative losses as of December 31, 2001, the Company could not rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, the Company has determined that, pursuant to FAS 109, deferred tax valuation allowances are required on those deferred tax assets.

The foregoing adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in Note 15—Subsequent Events, to the Consolidated Financial Statements included in this Form 10-Q/A, nor any tax planning techniques available to the Company.

The amendments contained herein reflect changes resulting from the foregoing adjustments with regard to deferred taxes. The Company has not updated the information contained herein for events and transactions occurring subsequent to May 14, 2003, the filing date of the Original Form 10-Q, except to reflect the restatement of the Company’s financial statements for the three months ended March 31, 2003 and 2002, and except as set forth under “Subsequent Events” in the Management’s Discussion and Analysis and in Note 15 – Subsequent Events to the Consolidated Financial Statements included herein. Events may have taken place that might have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing. The Company recommends that this report be read in conjunction with the Company’s reports filed subsequent to the original filing date.

In addition to the restatement adjustments, certain reclassifications have been made in this Form 10-Q/A. In the consolidated statements of cash flows for the periods ended March 31, 2003 and 2002, the change in accounts receivable sold has been reclassified from a financing activity to an operating activity, and in the consolidated statements of stockholders’ equity (deficit) for the period ended March 31, 2003, the cumulative preferred dividends have been reclassified from a charge to the accumulated deficit to a charge to additional paid-in capital.

PART I - FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

See pages 3 through 20.

AURORA FOODS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
	(as restated - see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$625	$12,904
Accounts receivable, net of $1,325 and $412 allowance, respectively	40,868	34,944
Inventories	72,240	94,680
Prepaid expenses and other assets	6,087	2,984

Total current assets	119,820	145,512
Property, plant and equipment, net	167,832	171,570
Goodwill and other intangible assets, net	901,553	903,870
Other assets	32,873	30,470

Total assets	$1,222,078	$1,251,422

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$43,269	$43,259
Accounts payable	30,066	45,596
Accumulated preferred dividends payable	3,297	2,939
Accrued liabilities	65,941	60,408

Total current liabilities	142,573	152,202
Deferred tax liabilities	99,529	94,491
Senior secured term debt	454,113	464,756
Senior secured revolving debt facility	148,100	153,600
Senior unsecured debt from related parties	22,102	21,951
Senior subordinated notes	401,279	401,349
Capital lease obligations	1,737	1,724
Other liabilities	14,968	15,421

Total liabilities	1,284,401	1,305,494

Commitments and contingent liabilities

Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a liquidation preference value of $18,297 and $17,939, respectively	37	37
Common stock, $0.01 par value; 250,000,000 shares authorized; 77,155,022 and 77,155,622 shares issued, respectively	772	772
Paid-in capital	681,476	681,834
Accumulated deficit	(744,608)	(736,659)
Accumulated other comprehensive loss	—	(56)

Total stockholders’ equity (deficit)	(62,323)	(54,072)

Total liabilities and stockholders’ equity (deficit)	$1,222,078	$1,251,422

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(as restated - see Note 2)
Net sales	$190,207	$194,126
Cost of goods sold	(117,877)	(134,459)

Gross profit	72,330	59,667

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(26,757)	(27,124)
Consumer marketing	(4,778)	(9,739)

Total brokerage, distribution and marketing expenses	(31,535)	(36,863)
Amortization of intangibles	(3,299)	(2,448)
Selling, general and administrative expenses	(15,690)	(17,340)

Total operating expenses	(50,524)	(56,651)

Operating income	21,806	3,016
Interest and financing expenses:
Interest expense, net	(24,021)	(22,269)
Adjustment to value of derivatives	(893)	(1,117)
Amortization of discount, premium and financing costs	(1,199)	(803)

Total interest and financing expenses	(26,113)	(24,189)

Loss before income taxes and cumulative effect of change in accounting	(4,307)	(21,173)
Income tax expense	(3,642)	(104,518)

Net loss before cumulative effect of change in accounting	(7,949)	(125,691)
Cumulative effect of change in accounting, net of tax of $21,446	—	(228,150)

Net loss	(7,949)	(353,841)
Preferred dividends	(358)	(331)

Net loss available to common stockholders	$(8,307)	$(354,172)

Basic and diluted loss per share available to common stockholders before cumulative effect of change in accounting	$(0.11)	$(1.76)
Cumulative effect of change in accounting, net of tax	—	(3.18)

Basic and diluted loss per share available to common stockholders	$(0.11)	$(4.94)

Weighted average number of shares outstanding	77,155	71,753

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2002 (as restated - See Note 2)	$37	$772	$681,834	$(736,659)	$(56)	$(54,072)
Net loss	—	—	—	(7,949)	—	(7,949)
Cumulative preferred dividends	—	—	(358)	—	—	(358)
Net deferred hedging adjustment	—	—	—	—	56	56

Balance at March 31, 2003 (as restated - See Note 2)	$37	$772	$681,476	$(744,608)	$—	$(62,323)

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(as restated - see Note 2)
Cash flows from operations:
Net loss	$(7,949)	$(353,841)
Cumulative effect of change in accounting, net of tax	—	228,150
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	5,394	7,704
Amortization	4,498	3,251
Deferred income taxes	3,642	104,538
Recognition of loss on derivatives	893	1,117
Non-cash interest expense	1,415	—
Other, net	(15)	(20)
Changes to operating assets and liabilities:
Accounts receivable	(7,346)	17,134
Accounts receivable sold	1,421	(5,326)
Inventories	22,440	4,887
Prepaid expenses and other assets	(7,213)	(12,807)
Accounts payable	(15,530)	900
Accrued expenses	5,616	6,391
Other non-current liabilities	(1,309)	(1,751)

Net cash provided by operations	5,957	327

Cash flows from investing activities:
Asset additions	(1,920)	(5,540)

Net cash used for investment activities	(1,920)	(5,540)

Cash flows from financing activities:
Senior secured revolving (repayments) borrowings, net	(5,500)	13,800
Repayment of borrowings	(10,788)	(8,231)
Other, net	(28)	342

Net cash (used for) provided by financing activities	(16,316)	5,911

(Decrease) increase in cash and cash equivalents	(12,279)	698
Cash and cash equivalents, beginning of period	12,904	184

Cash and cash equivalents, end of period	$625	$882

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

For further information, reference should be made to the financial statements of the Company and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, however, certain amounts in the prior period financial statements relating to income taxes have been restated, as discussed in Note 2 – Restatement and the Form 10-K/A filed by the Company on the date hereof.

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

Divestitures

The Company’s previously announced divestiture process is continuing with interested parties. Due to the uncertainty inherent in the divestiture process, the Company cannot assure that it will be able to reach final agreements to sell one or more of its lines of business, nor can it guarantee that cash proceeds from the asset sales, if they were to occur, would be sufficient to meet all required debt repayments. Also see Note 11.

As of March 31, 2003, the Company had incurred and deferred in other assets approximately $1.8 million of related legal, accounting and investment banking costs related to this process. Such costs will be included in the costs of a divestiture or expensed if no divestiture is completed.

Liquidity

The Company continues to be highly leveraged. As of March 31, 2003, the Company had outstanding, approximately $1.07 billion in aggregate principal indebtedness for borrowed money, and had approximately $27.0 million of cash and available borrowing capacity under its revolving credit and accounts receivable sales facilities. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to fund its operating and capital expenditure requirements, obtain additional financing, or adjust to changing market conditions. Based on the Company’s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations. Also see Note 15 – Subsequent Events.

Accounting Changes

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method. As a result, the Company recorded an impairment charge of $228.2 million, net of tax of $21.5 million, effective January 1, 2002.

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

	Three months ended March 31,
	2003	2002
	(as restated - see Note 2)
Reported net loss available to common stockholders	$(8,307)	$(354,172)
Total stock-based employee compensation expense determined under fair value based method for all awards	(686)	(905)

Pro forma net loss available to common stockholders	$(8,993)	$(355,077)

Reported basic and diluted loss per share available to common stockholders	$(0.11)	$(4.94)

Pro forma basic and diluted loss per share available to common stockholders	$(0.12)	$(4.95)

NOTE 2 – RESTATEMENT

The Company reevaluated its deferred tax accounting in August 2003, and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact on the statement of operations for the three months ended March 31, 2003 and 2002 was to increase income tax expense and the net loss by $3.6 million and $112.8 million, respectively. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in Note 15 — Subsequent Events nor any tax planning techniques available to the Company. The effect of the restatement on the periods presented in this Form 10-Q/A is summarized below:

	March 31, 2003		December 31, 2002
	As previously reported	As restated	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$625	$625	$12,904	$12,904
Accounts receivable, net	40,868	40,868	34,944	34,944
Inventories	72,240	72,240	94,680	94,680
Prepaid expenses and other assets	6,087	6,087	2,984	2,984

Total current assets	119,820	119,820	145,512	145,512
Property, plant and equipment, net	167,832	167,832	171,570	171,570
Goodwill and other intangible assets, net	901,553	901,553	903,870	903,870
Other assets	32,321	32,873	30,470	30,470

Total assets	$1,221,526	$1,222,078	$1,251,422	$1,251,422

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long term debt	$43,269	$43,269	$43,259	$43,259
Accounts payable	30,066	30,066	45,596	45,596
Accumulated preferred dividends payable	3,297	3,297	2,939	2,939
Accrued liabilities	65,941	65,941	60,408	60,408

Total current liabilities	142,573	142,573	152,202	152,202
Deferred tax liabilities	—	99,529	—	94,491
Other liabilities	14,968	14,968	15,421	15,421
Long term debt	1,005,229	1,005,229	1,021,429	1,021,429
Long term debt from related parties	22,102	22,102	21,951	21,951

Total liabilities	1,184,872	1,284,401	1,211,003	1,305,494
Stockholders’ equity (deficit):
Preferred stock	37	37	37	37
Common stock	772	772	772	772
Paid-in capital	684,773	681,476	684,773	681,834
Accumulated other comprehensive loss	—	—	(900)	(56)
Accumulated deficit	(648,928)	(744,608)	(644,263)	(736,659)

Total stockholders’ equity (deficit)	36,654	(62,323)	40,419	(54,072)

Total liabilities and stockholders’ equity (deficit )	$1,221,526	$1,222,078	$1,251,422	$1,251,422

	Three Months Ended March 31,
	2003		2002
	As previously reported	As restated	As previously reported	As restated
Loss before income taxes and cumulative effect of change in accounting	$(4,307)	$(4,307)	$(21,173)	$(21,173)
Income tax benefit (expense)	—	(3,642)	8,249	(104,518)

Net loss before cumulative effect of accounting change	(4,307)	(7,949)	(12,924)	(125,691)
Cumulative effect of change in accounting, net of tax of $81,237 and $21,466, as restated	—	—	(167,379)	(228,150)

Net loss	(4,307)	(7,949)	(180,303)	(353,841)
Preferred dividends	(358)	(358)	(331)	(331)

Net loss available to common stockholders	$(4,665)	$(8,307)	$(180,634)	$(354,172)

Basic and diluted net loss available to common stockholders before cumulative effect of change in accounting	$(0.06)	$(0.11)	$(0.19)	$(1.76)
Cumulative effect of change of accounting	—	—	(2.33)	(3.18)

Basic and diluted net loss per share available to common stockholders	$(0.06)	$(0.11)	$(2.52)	$(4.94)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2003 and December 31, 2002 are stated net of the proceeds received from the sale of accounts receivable pursuant to the Company’s accounts receivable sales facility in the amounts of $16.3 million and $14.8 million, respectively. The Company’s accounts receivable sales facility currently ends on September 30, 2003.

NOTE 4 – INVENTORIES

Inventories net of reserves of $5.4 million and $9.9 million, respectively, consist of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Raw materials	$8,827	$11,966
Work in process	223	281
Finished goods	56,111	75,480
Packaging and other supplies	7,079	6,953

	$72,240	$94,680

NOTE 5 – EARNINGS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

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

NOTE 6 – SEGMENT INFORMATION

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

Segment contribution and operating income:
Retail	$49,280	$32,404
Foodservice	5,545	4,821
Other	7,295	5,946

Segment contribution	62,120	43,171
Fixed manufacturing costs	(21,325)	(20,367)
Amortization of goodwill and other intangibles	(3,299)	(2,448)
Selling, general and administrative expenses	(15,690)	(17,340)

Operating income	$21,806	$3,016

NOTE 7 – LITIGATION AND CONTINGENCIES

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

NOTE 8 – PREFERRED STOCK AND PREFERRED DIVIDENDS

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

NOTE 9 – DERIVATIVE INSTRUMENTS

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

NOTE 10 – OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three month periods ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended March 31,
	2003	2002
	(as restated - see Note 2)
	(unaudited)
Net loss	$(7,949)	$(353,841)

Other comprehensive income, net of tax:
Income deferred on qualifying cash flow hedges	—	244
Reclassification adjustment for cash flow hedging losses realized in net loss	56	1,547

Total other comprehensive income	56	1,791

Total comprehensive loss	$(7,893)	$(352,050)

NOTE 11 – DEBT

On February 21, 2003, the Company’s amended and restated senior credit agreement dated November 1, 1999 (as amended, supplemented, or otherwise modified from time to time, the “Senior Secured Debt Facility”) was amended, the terms of which are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Among other provisions, the amendment:

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

NOTE 12 – INCOME TAXES

No net income tax benefits associated with the pretax losses have been recorded. The Company records deferred tax liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. See Note 2 – Restatement.

NOTE 13 – PLANT CLOSURE RESERVES

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

NOTE 14 – CONDENSED FINANCIAL STATEMENTS OF SUBSIDIARY

Sea Coast is the Company’s only subsidiary and is a guarantor of all of the Company’s indebtedness, except the senior unsecured promissory notes. As a result, the condensed financial statements as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002, are included below:

SEA COAST FOODS, INC.

BALANCE SHEET

(dollars in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(As restated - See Note 2)
ASSETS
Current assets:
Accounts receivable (net of allowance of $46 and $34, respectively)	$1,979	$1,845
Inventories	8,540	13,764
Prepaid assets	18	—

Total current assets	10,537	15,609
Goodwill and intangible assets, net	7,333	8,000
Other assets	171	168

Total assets	$18,041	$23,777

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$224	$206
Accrued expenses	623	443

Total current liabilities	847	649
Due to parent	69,616	74,695

Total liabilities	70,463	75,344

Stockholder’s equity (deficit):
Common stock	1	1
Paid-in capital	200	200
Accumulated deficit	(52,623)	(51,768)

Total stockholder’s equity (deficit)	(52,422)	(51,567)

Total liabilities and stockholder’s equity (deficit)	$18,041	$23,777

SEA COAST FOODS, INC.

STATEMENT OF OPERATIONS

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Net sales	$9,236	$13,731
Cost of goods sold	(5,913)	(9,708)

Gross profit	3,323	4,023

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(1,314)	(1,388)
Consumer marketing	(145)	(499)

Total brokerage, distribution and marketing expenses	(1,459)	(1,887)
Amortization of goodwill and other intangibles	(702)	(30)
Selling, general and administrative expenses	(572)	(811)

Total operating expenses	(2,733)	(2,728)

Operating income	590	1,295
Interest expense, net	(1,445)	(1,425)

Loss before income taxes	(855)	(130)
Income tax expense	—	(3,674)

Net loss before cumulative effect of change in accounting	(855)	(3,804)
Cumulative effect of change in accounting	—	(37,298)

Net loss	$(855)	$(41,102)

SEA COAST FOODS, INC.

STATEMENT OF CASH FLOWS

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(855)	$(41,102)
Cumulative effect of change in accounting	—	37,298
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	744	37
Change in assets and liabilities:
Accounts receivable	(134)	(2,194)
Inventories	5,224	714
Prepaid expenses and other assets	(18)	(486)
Accounts payable	18	599
Accrued expenses	180	43

Net cash (used in) provided by operating activities	5,159	(5,091)

Cash flow used in investing activities:
Asset additions	(38)	(546)

Net cash used for investing activities	(38)	(546)

Cash flows from financing activities:
Intercompany borrowings (repayments)	(5,121)	5,637

Net cash provided from financing activities	(5,121)	5,637

Net change in cash	—	—
Beginning cash and cash equivalents	—	—

Ending cash and cash equivalents	$—	$—

NOTE 15 – SUBSEQUENT EVENTS

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

In July 2003, the Company announced that it was undertaking a comprehensive financial restructuring (the “Restructuring”), designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners, L.P. III (“J.W. Childs”), an affiliate of J.W. Childs Associates, L.P., pursuant to which J.W. Childs would make a $200 million investment in the Company for a 65.6% equity interest in the reorganized Company. The equity transaction is expected to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the second half of 2003. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

The definitive agreement with J. W. Childs contemplated that the Restructuring would include the following proposed elements:

•	The Company’s existing senior lenders would be paid in full, receiving approximately $458 million in cash and approximately $197 million in new senior unsecured notes with a 10-year maturity. The Company and J.W. Childs would intend to raise approximately $441 million of new bank financing in connection with the Restructuring, including a $50 million revolving credit facility, and would seek to effect a high yield offering in an amount sufficient to pay cash to the senior lenders in lieu of the new senior unsecured notes. The definitive agreement contemplates that the Company’s existing senior lenders would waive any right to the excess leverage fee and the asset sale fee, which are provided for in the Company’s credit agreement.

•	The Company’s existing accounts receivable sales facility would be terminated.

•	Holders of the Company’s 12% senior unsecured notes due 2006 would be paid in full, receiving approximately $29 million of new senior unsecured notes with a 10-year maturity, unless J.W. Childs effects a high yield offering in an amount sufficient to pay cash in lieu of such unsecured notes.

•	Holders of the Company’s outstanding 8.75% senior subordinated notes issued on July 1, 1998 (the “1998 Notes”) and 9.875% senior subordinated notes issued on February 10, 1997, and July 1, 1997 (the “1997 Notes” and together with the 1998 Notes, the “Senior Subordinated Notes”), would receive a 50% recovery through cash in the aggregate amount of approximately $110 million and approximately 29.5% (approximately $90 million) of the common stock of the reorganized Company.

•	Existing common and preferred stockholders would receive approximately 4.9% (approximately $15 million) of common stock of the reorganized Company, and the existing common and preferred shares would be cancelled in connection with the Restructuring.

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

Subsequently, in connection with the Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the “July Bank Amendment”) that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003. See the above disclosures of the continuing discussions with J. W. Childs, the Company’s senior lending group and bondholders.

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

On July 2, 2003, the New York Stock Exchange (“NYSE”) announced that it was suspending the listing of the Company’s common stock as a result of the Company’s announcement regarding the Restructuring. On August 15,

2003, the SEC granted the application of the NYSE for removal. The Company’s common stock is now quoted on the OTC Bulletin Board under the ticker symbol “AURF”.

In light of the Restructuring and the delisting of the common stock, the Company’s proposal for a reverse stock split is not being pursued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company’s Annual Report on Form 10-K and subsequent Form 10-K/A for the year ended December 31, 2002.

Restatements

The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. In addition, the impact on the statement of operations for the three months ended March 31, 2003, was to increase income tax expense and the net loss by $3.6 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in Note 15 — Subsequent Events, to the Consolidated Financial Statements included in this Form 10-Q/A, nor any tax planning techniques available to the Company.

Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2003 and 2002) in this discussion refer to the Company’s three-month period ended on March 31.

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

Gross profit increased $12.6 million to $72.3 million in 2003 from $59.7 million in the prior year. Gross profit in 2003 as compared to 2002 was impacted by the decline in net sales and the net sales adjustments described above. Overall raw material cost changes were not significant, as increases in certain agricultural commodities were offset by declines in seafood costs. Manufacturing efficiencies and cost savings from plant closures and the move of syrup production from contract manufacturers to a Company owned facility in 2002 were partially offset by increased inventory reserves and fixed overhead costs expensed as a result of the significant inventory decline.

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

Selling, general and administrative expenses decreased to $15.7 million in 2003 from $17.3 million in 2002 primarily due to costs of executive severance in the prior year and reduction in costs for product development and market research and share data, offset in part by a $0.9 million expense recorded to increase the allowance for doubtful accounts.

Interest and financing expenses. Total interest and financing expenses increased to $26.1 million in 2003 from $24.2 million last year primarily as a result of $1.4 million of interest expense associated with potential additional senior debt fees. See Note 11 to the Consolidated Financial Statements included in this Form 10-Q/A. A slight decrease in the net market adjustment associated with the Company’s derivative instrument, which was not effective as a hedge as determined by FAS 133, was offset by a slight increase in the amortization of discount, premium and financing costs.

Income tax expense decreased $100.9 million from $104.5 million to $3.6 million. The decrease is primarily due to a non-cash tax adjustment to increase the existing valuation allowance against the deferred tax assets, as it was considered no longer reasonable to estimate the period of reversal, if any, for deferred tax liabilities related to certain goodwill and indefinite lived intangible assets as a result of the adoption of FAS 142. No income tax benefit was recorded during 2003. The Company records deferred tax liabilities for differences between certain goodwill and indefinite lived assets.

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company generated $6.0 million from operations versus $0.3 million in the prior year. The cash provided by operations was about flat as a $16.9 million improvement in the loss before income taxes and cumulative effect of change in accounting was offset by an $11.3 million change in cash used for working capital purposes, from $9.4 million provided by working capital in 2002 to a use for working capital of $1.9 million in 2003.

Cash used for asset additions declined to $1.9 million in 2003 from $5.5 million in the first quarter of 2002. There were no major capital expenditures in 2003, while 2002 included expenditures related to the move of syrup production to the Company’s St. Elmo, Illinois facility.

During the quarter ended March 31, 2003, the Company repaid a total of $16.3 million of borrowings under its revolving credit facility and for scheduled senior secured debt repayments.

The Company continues to be highly leveraged. At May 6, 2003, the Company had outstanding approximately $1.07 billion in aggregate principal indebtedness for borrowed money and had approximately $32.0 million of cash and available borrowing capacity under its revolving credit and accounts receivable sales facilities. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. This leverage may, among other things, affect the ability of the Company to fund its operating and capital expenditure requirements, obtain additional financing, or adjust to changing market conditions. Based on the Company’s plans, management believes that cash generated from operations as well as cash available under its revolving credit agreement and its receivable sales facility will be adequate in 2003 to fund its operating and capital expenditure requirements and its debt service obligations. Also see Note 15 to the Consolidated Financial Statements included in this Form 10-Q/A.

Interest Rate Agreements

At March 31, 2003, the Company was party to an interest rate collar agreement. On March 17, 2003, the Company’s fixed to floating interest rate swap agreement with a notional principal amount of $150.0 million expired. Risks associated with the interest rate collar agreement includes those associated with changes in the market value and interest rates. The Company has determined that the interest rate collar agreement is not effective as a hedge under FAS 133 and changes in its fair value are recognized in current period earnings. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company has entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company’s debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003.

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

Subsequent Events

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

In July 2003, the Company announced that it was undertaking a comprehensive financial restructuring (the “Restructuring”), designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners, L.P. III (“J.W. Childs”), an affiliate of J.W. Childs Associates, L.P., pursuant to which J.W. Childs would make a $200 million investment in the Company for a 65.6% equity interest in the reorganized Company. The equity transaction is expected to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the second half of 2003. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

The definitive agreement with J. W. Childs contemplated that the Restructuring would include the following proposed elements:

•	The Company’s existing senior lenders would be paid in full, receiving approximately $458 million in cash and approximately $197 million in new senior unsecured notes with a 10-year maturity. The Company and J.W. Childs would intend to raise approximately $441 million of new bank financing in connection with the Restructuring, including a $50 million revolving credit facility, and would seek to effect a high yield offering in an amount sufficient to pay cash to the senior lenders in lieu of the new senior unsecured notes. The definitive agreement contemplates that the Company’s existing senior lenders would waive any right to the excess leverage fee and the asset sale fee, which are provided for in the Company’s credit agreement.

•	The Company’s existing accounts receivable sales facility would be terminated.

•	Holders of the Company’s 12% senior unsecured notes due 2006 would be paid in full, receiving approximately $29 million of new senior unsecured notes with a 10-year maturity, unless J.W. Childs effects a high yield offering in an amount sufficient to pay cash in lieu of such unsecured notes.

•	Holders of the Company’s outstanding 8.75% senior subordinated notes issued on July 1, 1998 (the “1998 Notes”) and 9.875% senior subordinated notes issued on February 10, 1997, and July 1, 1997 (the “1997 Notes” and together with the 1998 Notes, the “Senior Subordinated Notes”), would receive a 50% recovery through cash in the aggregate amount of approximately $110 million and approximately 29.5% (approximately $90 million) of the common stock of the reorganized Company.

•	Existing common and preferred stockholders would receive approximately 4.9% (approximately $15 million) of common stock of the reorganized Company, and the existing common and preferred shares would be cancelled in connection with the Restructuring.

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

Subsequently, in connection with the Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the “July Bank Amendment”) that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003. See the above disclosures of the continuing discussions with J. W. Childs, the Company’s senior lending group and bondholders.

The restatement (as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q/A) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

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

On July 2, 2003, the New York Stock Exchange (“NYSE”) announced that it was suspending the listing of the Company’s common stock as a result of the Company’s announcement regarding the Restructuring. On August 15, 2003, the SEC granted the application of the NYSE for removal. The Company’s common stock is now quoted on the OTC Bulletin Board under the ticker symbol “AURF”.

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
William R. McManaman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Date: September 16, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Chairman of the Board and Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.