Form 10-Q
period 2003-09-30
AURORA FOODS INC /DE/
filed 2003-11-14
CIK 1060024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Shares outstanding as of November 5, 2003
Common stock, $0.01 par value	77,859,385

Explanatory Note

On August 14, 2003, the Company announced that its financial results for the years ended December 31, 2002 and 2001, and interim quarters, would be restated to reflect certain adjustments with regard to deferred taxes. The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142)) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. These non-cash adjustments of $3.6 million for the nine months ended September 30, 2003, and $5.3 million and $142.7 million for the three and nine months ended September 30, 2002, respectively, are the result of the Company having to establish a valuation allowance against its deferred tax assets and the establishment of certain deferred tax liabilities, as it is no longer able to reasonably estimate the period of reversal for deferred tax liabilities related to certain goodwill and other indefinite lived intangible assets as a result of the adoption of FAS 142. Due to cumulative losses as of December 31, 2001, the Company could not rely, for accounting purposes, on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, the Company has determined that, pursuant to FAS 109, deferred tax valuation allowances are required on those deferred tax assets.

The foregoing adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in “Financial Restructuring and Divestiture Activities” in Note 1 to the Consolidated Financial Statements included in this Form 10-Q, nor any tax planning techniques available to the Company.

In addition to the restatement adjustments, certain reclassifications were made. In the consolidated statements of cash flows, the change in accounts receivable sold was reclassified from a financing activity to an operating activity, and in the consolidated statement of stockholders’ deficit, the cumulative preferred dividends were reclassified from a change in the accumulated deficit to a change to additional paid-in capital.

PART I—FINANCIAL INFORMATION

ITEM 1:	CONSOLIDATED FINANCIAL STATEMENTS

See pages 3 through 25.

AURORA FOODS INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)	(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,341	$12,904
Accounts receivable, net of $1,353 and $412 allowance, respectively	27,698	34,944
Inventories	74,872	94,680
Prepaid expenses and other assets	5,430	2,984

Total current assets	143,341	145,512
Property, plant and equipment, net	160,422	171,570
Goodwill and other intangible assets, net	897,266	903,870
Other assets	26,883	30,470

Total assets	$1,227,912	$1,251,422

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Senior secured term debt	$486,774	$43,150
Senior secured revolving debt facility	167,000	—
Senior unsecured debt from related parties	22,422	—
Senior subordinated notes	401,139	—
Current maturities of capital lease obligation	120	109
Accounts payable	24,795	45,596
Accumulated preferred dividends payable	4,028	2,939
Accrued liabilities	88,565	60,408

Total current liabilities	1,194,843	152,202
Senior secured term debt	—	464,756
Senior secured revolving debt facility	—	153,600
Senior unsecured debt from related parties	—	21,951
Senior subordinated notes	—	401,349
Deferred tax liabilities	111,820	94,491
Capital lease obligations	1,677	1,724
Other liabilities	10,265	15,421

Total liabilities	1,318,605	1,305,494

Commitments and contingent liabilities

Stockholders’ deficit:
Preferred stock, $0.01 par value; 25,000,000 shares authorized; 3,750,000 shares, Series A Convertible Cumulative, issued and outstanding, with a liquidation preference value of $19,028 and $17,939, respectively	37	37
Common stock, $0.01 par value; 250,000,000 shares authorized; 77,155,022 and 77,155,622 shares issued, respectively	772	772
Paid-in capital	680,744	681,834
Accumulated deficit	(772,246)	(736,659)
Accumulated other comprehensive loss	—	(56)

Total stockholders’ deficit	(90,693)	(54,072)

Total liabilities and stockholders’ deficit	$1,227,912	$1,251,422

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2003	2002
		(as restated— see Note 2)
Net sales	$169,968	$181,254
Cost of goods sold	(101,839)	(113,222)

Gross profit	68,129	68,032

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(21,447)	(21,887)
Consumer marketing	(2,910)	(4,508)

Total brokerage, distribution and marketing expenses	(24,357)	(26,395)
Amortization of intangibles	(2,780)	(2,545)
Selling, general and administrative expenses	(13,365)	(11,732)
Administrative restructuring and retention costs	(610)	—
Financial restructuring and divestiture costs	(6,600)	—

Total operating expenses	(47,712)	(40,672)

Operating income	20,417	27,360
Interest and financing expenses:
Interest expense, net	(22,149)	(23,863)
Excess leverage fee	(3,169)	—
Adjustment in value of derivatives	(313)	(5,674)
Reduction of warrants previously issued	—	2,480
Amortization of discount, premium and financing costs	(1,219)	(1,148)

Total interest and financing expenses	(26,850)	(28,205)

Loss before income taxes	(6,433)	(845)
Income tax expense	(6,259)	(4,977)

Net loss	(12,692)	(5,822)
Preferred dividends	(372)	(344)

Net loss available to common stockholders	$(13,064)	$(6,166)

Basic and diluted loss per share available to common stockholders:
Net loss available to common stockholders	$(0.17)	$(0.08)

Weighted average number of shares outstanding	77,155	73,270

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
		(as restated— see Note 2)
Net sales	$521,267	$548,274
Cost of goods sold	(317,563)	(359,772)

Gross profit	203,704	188,502

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(69,395)	(72,754)
Consumer marketing	(9,659)	(20,327)

Total brokerage, distribution and marketing expenses	(79,054)	(93,081)
Amortization of intangibles	(9,225)	(7,572)
Selling, general and administrative expenses	(42,246)	(44,082)
Administrative restructuring and retention costs	(5,050)	—
Financial restructuring and divestiture costs	(10,774)	—
Plant closures	2,674	(29,900)

Total operating expenses	(143,675)	(174,635)

Operating income	60,029	13,867
Interest and financing expenses:
Interest expense, net	(66,319)	(69,025)
Excess leverage fee	(7,802)	—
Adjustment to value of derivatives	(1,935)	(10,854)
Issuance of warrants	—	(1,779)
Amortization of discount, premium and financing costs	(3,627)	(4,897)

Total interest and financing expenses	(79,683)	(86,555)

Loss before income taxes and cumulative effect of change in accounting	(19,654)	(72,688)
Income tax expense	(15,933)	(114,555)

Net loss before cumulative effect of change in accounting	(35,587)	(187,243)
Cumulative effect of change in accounting, net of tax of $21,466	—	(228,150)

Net loss	(35,587)	(415,393)
Preferred dividends	(1,090)	(1,007)

Net loss available to common stockholders	$(36,677)	$(416,400)

Basic and diluted loss per share available to common stockholders before cumulative effect of change in accounting	$(0.48)	$(2.60)
Cumulative effect of change in accounting, net of tax	—	(3.16)

Basic and diluted loss per share available to common stockholders	$(0.48)	$(5.76)

Weighted average number of shares outstanding	77,155	72,287

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2002 (as restated—See Note 2)	$37	$772	$681,834	$(736,659)	$(56)	$(54,072)
Net loss	—	—	—	(35,587)	—	(35,587)
Cumulative preferred dividends	—	—	(1,090)	—	—	(1,090)
Net deferred hedging adjustment	—	—	—	—	56	56

Balance as September 30, 2003	$37	$772	$680,744	$(772,246)	$—	$(90,693)

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
		(as restated— see Note 2)
Cash flows from operations:
Net loss	$(35,587)	$(415,393)
Cumulative effect of change in accounting, net of tax	—	228,150
Adjustments to reconcile net loss to cash from operating activities:
Depreciation	16,110	23,428
Amortization	12,852	12,469
Deferred income taxes	15,933	114,555
Recognition of loss on derivatives	1,935	10,854
Issuance of warrants	—	1,779
Non-cash plant closures	(2,368)	26,000
Excess leverage fee	7,802	—
Other, net	475	23
Changes to operating assets and liabilities:
Accounts receivable	930	29,464
Accounts receivable sold	6,300	(14,163)
Inventories	19,808	(384)
Prepaid expenses and other assets	(3,763)	(11,697)
Accounts payable	(20,801)	(20,697)
Accrued expenses	20,430	(17,029)
Other non-current liabilities	(5,637)	(5,657)

Net cash from operations	34,419	(38,298)

Cash flows from investing activities:
Asset additions	(5,791)	(18,700)
Proceeds from asset sales	2,073	404

Net cash from investment activities	(3,718)	(18,296)

Cash flows from financing activities:
Proceeds from senior secured revolving debt facility, net	13,400	24,200
Repayment of debt	(21,576)	(27,251)
Senior secured financing	—	35,000
Senior unsecured financing	—	24,250
Other, net	(88)	366

Net cash from financing activities	(8,264)	56,565

Change in cash and cash equivalents	22,437	(29)
Cash and cash equivalents, beginning of period	12,904	184

Cash and cash equivalents, end of period	$35,341	$155

See accompanying notes to consolidated financial statements.

AURORA FOODS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Interim Financial Statements

The interim consolidated financial statements of Aurora Foods Inc. (the “Company”) included herein have not been audited by independent accountants. The statements include all adjustments, including normal recurring accruals, which management considers necessary for a fair presentation of the financial position and operating results of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of results to be expected for an entire year. Certain prior period amounts have been reclassified to conform to the current period’s presentation. In addition to the restatement adjustments, certain reclassifications were made. In the consolidated statements of cash flows, the change in accounts receivable sold was reclassified from a financing activity to an operating activity, and in the consolidated statement of stockholders’ deficit, the cumulative preferred dividends were reclassified from a change in the accumulated deficit to a change to additional paid-in capital.

For further information, reference should be made to the consolidated financial statements of the Company and notes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, however, certain amounts in the prior period financial statements relating to deferred taxes have been restated, as discussed in Note 2—Restatement and Form 10-K/A filed by the Company on September 16, 2003.

The Company

The Company has acquired premium, well recognized brands with strong brand equity that had been undermarketed, undermanaged, non-core businesses to their previous corporate parents. The Company’s objective has been to renew the growth of its brands by giving them the focus, strategic direction, product development, and dedicated sales and marketing resources they had lacked. Each of the Company’s brands is a leading brand with significant market share and strong consumer awareness. The Company primarily competes in three industry segments: retail, food service and other distribution channels. The Company’s products are sold nationwide, primarily to supermarkets, wholesale and retail grocery accounts and other retail channels, as well as food service distribution channels (restaurant chains, business/industry and schools) and club stores, private label and military customers. Distribution is either directly to the customer or through independent wholesalers and distributors.

Financial Restructuring and Divestiture Activities

In July 2003, the Company announced that it was undertaking a comprehensive financial restructuring (the “Initial Restructuring”), designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Initial Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners, L.P. III (“J.W. Childs”), an affiliate of J.W. Childs Associates, L.P., pursuant to which J.W. Childs would make a $200 million investment in the Company for a 65.6% equity interest in the reorganized company. The equity transaction was expected to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the second half of 2003.

On October 14, 2003, the Company announced that it had revised its previously announced financial restructuring and had entered into a letter of intent (the “Letter of Intent”), dated October 13, 2003, with J.P. Morgan Partners LLC (“JPMP”), J.W. Childs, an informal committee of bondholders representing approximately 50% of the Company’s outstanding senior subordinated notes (the “Committee”) and C. Dean Metropoulos and Co. (“CDM”). Pursuant to the Letter of Intent, the Company’s previous agreement with J.W. Childs will be amended to provide for a comprehensive restructuring transaction (the “Restructuring”) in which the Company will be combined with Pinnacle Foods Corporation (“Pinnacle”).

The Letter of Intent contemplates that the Restructuring will include the following elements:

•	The Company’s senior lenders will be paid in full in cash in respect of principal and interest under the Company’s amended and restated senior credit agreement dated November 1, 1999, (as amended, supplemented, or otherwise modified from time to time, the “Senior Secured Debt Facility”) and will receive $15 million in cash in respect of certain leverage and asset sale fees under the Senior Secured Debt Facility, provided the Senior Secured Debt Facility is paid in full by March 31, 2004.

•	The holders of the Company’s 12% senior unsecured notes due 2006 will be paid in full in cash, in respect of principal and interest, but will not receive approximately $1.9 million of unamortized original issue discount.

•	The holders of the Company’s 8.75% senior subordinated notes issued on July 1, 1998 (the “1998 Notes”) and 9.875% senior subordinated notes issued on February 10, 1997 and July 1, 1997 (the “1997 Notes” and together with the 1998 Notes, the “Senior Subordinated Notes”) will receive an aggregate of approximately 41.9% of the combined company’s common stock, subject to adjustment. Such holders will have the right to receive cash in lieu of common stock.

•	Existing common and preferred stockholders will not receive any distributions and the outstanding shares of common and preferred stock will be cancelled.

•	Subject to adjustment, J.W. Childs and JPMP will contribute $83.75 million and CDM will contribute $1.25 million to the Company, together with the equity in Pinnacle, in exchange for approximately 49.3% and 8.8%, respectively, of the combined company’s common stock.

•	The Company’s existing accounts receivable sales facility will be terminated.

•	All of the Company’s trade creditors will be paid in full.

The Restructuring is expected to be effected through a prearranged bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code.

In July 2003, the Company also launched, with the support of its senior lenders, a vendor lien program under which the Company is offering vendors and carriers of its goods the ability to obtain a junior lien on substantially all of the Company’s assets for shipments made to the Company on agreed terms. In excess of 140 vendors with estimated annual purchases of $300 million are participating in the vendor lien program.

The Restructuring will trigger, at closing, additional amounts of bonus expense estimated at approximately $4.0 million pursuant to the change of control provisions of the Company’s incentive plans. These additional costs are not accrued as of September 30, 2003.

The Restructuring is subject to a number of conditions, including consummation of the acquisition of Pinnacle by J.W. Childs, JPMP and CDM, completion of due diligence, negotiation and execution of definitive agreements, receipt of financing, bankruptcy court approvals and regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the first quarter of 2004.

Since the date of the announcement of the definite agreement with J.W. Childs and the Letter of Intent, the Company has engaged, and continues to engage, in discussions with J.W. Childs, JPMP, CDM, and the Company’s senior lending group and bondholders regarding the terms of the Restructuring. However, no assurance can be given that these discussions will lead to an agreement, that the conditions to closing the Restructuring will be satisfied, or that the Restructuring will ultimately be consummated.

As of September 30, 2003, the Company had incurred and expensed approximately $8.5 million of legal, consulting and investment banking costs related to the restructuring efforts.

The Company will determine whether to continue with its previously announced divestiture process after the Restructuring is complete. As of September 30, 2003, the Company had expensed approximately $2.3 million of legal, accounting and investment banking costs related to the divestiture process.

Liquidity

The Company continues to be highly leveraged. As of September 30, 2003, the Company had outstanding approximately $1.08 billion in aggregate principal indebtedness for borrowed money, and had approximately $37.6 million of cash and available borrowing capacity under its accounts receivable sales facility. The Company has no availability under its revolving credit facility. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates. The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

In connection with the Initial Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003 on the 1998 Notes, which resulted in a default under its debt agreements. The Company entered into an Amendment and Forbearance, dated as of June 30, 2003 (the “June Bank Amendment”), with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility. The June Bank Amendment included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company’s failure to make the scheduled interest payment on the 1998 Notes. As a result of this non-payment, the Company has classified all outstanding debt as current liabilities as of September 30, 2003.

Subsequently, also in connection with the Initial Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the “July Bank Amendment”) that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority of the outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003.

Since the expiration of the forbearance agreements on September 15, 2003, the senior lenders and the holders of the Senior Subordinated Notes continued to forbear from exercising remedies available to them under any of the indentures, except for the senior lenders’ right to receive the Post-Default interest rate (as such term is defined in the Senior Secured Debt Facility) on the Company’s senior indebtedness. The Post-Default interest rates are 2% per annum in excess of interest rates otherwise payable on base rate loans, as defined. As of September 30, 2003, the interest rates on the senior secured Tranche A Term Loan, Tranche B Term Loans, and revolving debt were 9.5%, 10% and 9.5%, respectively. The Post-Default interest rates will continue in effect until the commencement of the bankruptcy proceeding anticipated as part of the Restructuring.

The restatement (as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loans and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

In connection with the execution of the Letter of Intent, the Company entered into an Amendment and Forbearance with its existing senior lenders that, among other things, provides for (i) a reduction in the leverage and asset sale fees under the Senior Secured Debt Facility to an aggregate of $15 million in the event that certain conditions are satisfied, including the payment in full of the Company’s obligations under the Senior Secured Debt Facility by March 31, 2004, (ii) an increase in the leverage and asset sale fees under the Senior Secured Debt Facility to 5.25% of the aggregate amount outstanding in the event that the Senior Secured Debt Facility is not paid in full by March 31, 2004, and (iii) the forbearance by the existing senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the Company’s failure to make interest payments on its Senior Subordinated Notes or failure to make principal payments under the Senior Secured Debt Facility. By its terms, the forbearance agreement expires on December 1, 2003, or earlier upon the happening of certain other events.

Accounting Changes

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. FAS 142 generally requires that (1) recorded amounts of goodwill no longer be amortized on a prospective basis, (2) the amount of goodwill recorded on the balance sheet of the Company be evaluated annually for impairment using a two-step method, (3) other identifiable intangible assets be categorized as to whether they have indefinite or finite lives, (4) intangibles having indefinite lives no longer be amortized on a prospective basis, and (5) the amount of intangibles having indefinite lives on the balance sheet of the Company be evaluated annually for impairment using a one-step method. As a result, the Company recorded an impairment charge of $228.2 million, net of tax of $21.5 million, as restated, effective January 1, 2002. See Note 2 – Restatement.

Stock Option Plans

At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and its related interpretations. No stock-based employee compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock Based Compensation, to stock-based employee compensation. The following table does not give any effect to the fact that none of the outstanding stock options are currently “in the money” and under terms of the Restructuring will be cancelled along with the outstanding common and preferred stock (in thousands, except per share).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(as restated— see Note 2)		(as restated— see Note 2)
Reported net loss available to common stockholders	$(13,064)	$(6,166)	$(36,677)	$(416,400)
Total stock-based employee compensation expense determined under fair value based method for all awards	(485)	(905)	(1,512)	(2,715)

Pro forma net loss available to common stockholders	$(13,549)	$(7,071)	$(38,189)	$(419,115)

Reported basic and diluted loss per share available to common stockholders	$(0.17)	$(0.08)	$(0.48)	$(5.76)

Pro forma basic and diluted loss per share available to common stockholders	$(0.18)	$(0.10)	$(0.49)	$(5.80)

NOTE 2—RESTATEMENT

The Company reevaluated its deferred tax accounting in August 2003, and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact on the statement of operations for the nine months ended September 30, 2003, was to increase income tax expense and the net loss by $3.6 million. The impact on the statement of operations for the three and nine months ended September 30, 2002 was to increase income tax expense by $5.3 million and $142.7 million, respectively, increase the expense recorded for the cumulative effect of the change in accounting principle by $0 and $60.8 million, respectively, all of which increased the net loss by $5.3 million and $203.5 million, respectively. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and the net loss by $65.4 million. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in “Financial Restructuring and Divestiture Activities” in Note 1, nor any tax planning techniques available to the Company.

The following tables summarize, in a condensed format, the effect of the restatement on the periods presented in this Form 10-Q (in thousands, except per share amounts):

	December 31, 2002
	As previously reported	As restated
ASSETS
Current assets	$145,512	$145,512
Property, plant and equipment, net	171,570	171,570
Goodwill and other intangible assets, net	903,870	903,870
Other assets	30,470	30,470

Total assets	$1,251,422	$1,251,422

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	152,202	152,202
Deferred tax liabilities	—	94,491
Other liabilities	15,421	15,421
Long term debt	1,021,429	1,021,429
Long term debt from related parties	21,951	21,951

Total liabilities	1,211,003	1,305,494
Stockholders’ equity (deficit):
Preferred stock	37	37
Common stock	772	772
Paid-in capital	684,773	681,834
Accumulated deficit	(644,263)	(736,659)
Accumulated other comprehensive loss	(900)	(56)

Total stockholders’ equity (deficit)	40,419	(54,072)

Total liabilities and stockholders’ equity (deficit )	$1,251,422	$1,251,422

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	As previously reported	As restated	As previously reported	As restated
Loss before income taxes and cumulative effect of change in accounting	$(845)	$(845)	$(72,688)	$(72,688)
Income tax benefit (expense)	289	(4,977)	28,152	(114,555)

Net loss before cumulative effect of accounting change	(556)	(5,822)	(44,536)	(187,243)
Cumulative effect of change in accounting, net of tax of $82,237 and $21,466, as restated	—	—	(167,379)	(228,150)

Net loss	(556)	(5,822)	(211,915)	(415,393)
Preferred dividends	(344)	(344)	(1,007)	(1,007)

Net loss available to common stockholders	$(900)	$(6,166)	$(212,922)	$(416,400)

Basic and diluted net loss available to common stockholders before cumulative effect of accounting change	$(0.01)	$(0.08)	$(0.63)	$(2.60)
Cumulative effect of accounting change	—	—	(2.32)	(3.16)

Basic and diluted net loss per share available to common stockholders	$(0.01)	$(0.08)	$(2.95)	$(5.76)

NOTE 3—ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2003 and December 31, 2002 are stated net of the proceeds received from the sale of accounts receivable pursuant to the Company’s accounts receivable sales facility in the amounts of $21.1 million and $14.8 million, respectively. The Company recently amended its accounts receivable sales facility to extend the expiration date from November 15, 2003 to December 15, 2003.

NOTE 4—INVENTORIES

Inventories, net of reserves of $2.7 million and $9.9 million, respectively, consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$7,163	$11,966
Work in process	247	281
Finished goods	58,686	75,480
Packaging and other supplies	8,776	6,953

	$74,872	$94,680

NOTE 5—LOSS PER SHARE AND NUMBER OF COMMON SHARES OUTSTANDING

Basic loss per share represents the loss available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted loss per share represents the loss available to common stockholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Potentially dilutive common shares consist of stock options (the dilutive impact is calculated by applying the “treasury stock method”), the outstanding Convertible Cumulative Preferred Stock and common stock warrants. The Company has had net losses available to common stockholders in each period, therefore the impact of these potentially dilutive common shares has been antidilutive and excluded from the determination of diluted loss per share. The net loss available to common stockholders and the weighted average shares outstanding contained in the statements of operations were used to compute both the basic and diluted loss per share.

Common shares outstanding

The number of shares of common stock outstanding and the transactions during the nine-month period ended September 30, 2003 were as follows:

Common Stock Outstanding
Shares at December 31, 2002	77,155,622
Forfeiture of unvested restricted stock awards	(600)

Shares at September 30, 2003	77,155,022

NOTE 6—SEGMENT INFORMATION

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

Results for the nine months ended September 30, 2002 include adjustments of $20.1 million recorded during the first quarter principally from changes in estimates. These adjustments consisted primarily of net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1.0 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with executive severance.

The following table presents a summary of operations by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:	(unaudited)		(unaudited)
Retail	$127,070	$139,685	$397,546	$428,853
Food service	18,002	15,210	47,341	44,557
Other	24,896	26,359	76,380	74,864

Total	$169,968	$181,254	$521,267	$548,274

Segment contribution and operating income:
Retail	$46,381	$46,862	$140,921	$119,056
Food service	6,850	5,624	18,051	15,904
Other	7,453	6,992	20,868	19,115

Segment contribution	60,684	59,478	179,840	154,075
Fixed manufacturing costs	(16,912)	(17,841)	(55,190)	(58,654)
Amortization of intangibles	(2,780)	(2,545)	(9,225)	(7,572)
Selling, general and administrative expenses	(13,365)	(11,732)	(42,246)	(44,082)
Administrative restructuring and retention costs	(610)	—	(5,050)	—
Financial restructuring and divestiture costs	(6,600)	—	(10,774)	—
Plant closures	—	—	2,674	(29,900)

Operating income	$20,417	$27,360	$60,029	$13,867

NOTE 7—LITIGATION AND CONTINGENCIES

The Company is a defendant in an action filed by a former employee in the U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff’s federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has added claims for breach of contract and fiduciary duty, and for negligent misrepresentation and tortious interference with business expectancy. In October 2003, a formal mediation among the plaintiff and all defendants was held and the case was tentatively settled, terms of which are now being finalized.

The Company is a defendant in an action filed by the State of Illinois regarding the Company’s St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining the Company from discharging its industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and the Company’s alleged operation of its production facility without obtaining a state environmental operating permit. On June 19, 2003, the Company and the Illinois Attorney General executed an Agreed Injunction Order settling all allegations in the complaint against the Company, other than any potential monetary fine or penalty. The Company intends to vigorously defend any future claim for fines or penalties.

The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. When it becomes probable that a claim will be incurred and amounts are estimable, the Company records expense and a liability for litigation and contingencies.

NOTE 8—PREFERRED STOCK AND PREFERRED DIVIDENDS

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

NOTE 9—DERIVATIVE INSTRUMENTS

During the three and nine month periods ended September 30, 2003, the Company recorded expense of approximately $0.3 million and $1.9 million, respectively, associated with the change in value of its interest rate collar agreement with a notional financial amount of $150.0 million, which the Company has determined is not an effective hedge under Statement of Financial Accounting Standard No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. The change in value of this instrument was primarily due to lower than expected future LIBOR rates used to compute the net liability to the Company. In 2002, the expenses related to the collar agreement for the three and nine month periods were $5.7 million and $10.9 million, respectively. This agreement expires in November 2004. At September 30, 2003, the Company’s net liability reflected in the accompanying consolidated balance sheet associated with this interest rate derivative was approximately $9.9 million of which $9.2 million is classified as other long-term liabilities. In the event the Company files bankruptcy, the Company believes that the net market value of the derivative will become due and payable.

The Company’s fixed to floating interest rate swap agreement with a notional principal amount of $150.0 million expired on March 17, 2003, when the Company made a final payment to the counterparty of $1.7 million.

NOTE 10—OTHER COMPREHENSIVE INCOME (LOSS)

The components of total comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
		(As restated— see Note 2)		(As restated— see Note 2)
Net loss	$(12,692)	$(5,822)	$(35,587)	$(415,393)

Other comprehensive income (loss):
Income deferred on qualifying cash flow hedges	—	(339)	—	(1,479)
Reclassification adjustment for cash flow hedging losses realized in net loss	—	1,584	56	4,660

Total other comprehensive income	—	1,245	56	3,181

Total comprehensive loss	$(12,692)	$(4,577)	$(35,531)	$(412,212)

NOTE 11—DEBT

On February 21, 2003, the Senior Secured Debt Facility was amended, the terms of which are more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2002. Among other provisions, the amendment:

•	provided for an excess leverage fee of 3.50% of the aggregate amount of term loan borrowings outstanding and the revolving credit facility on the amendment date. Such fee would not be required if the Company receives net cash proceeds from the sale of assets of at least $100 million by June 30, 2003 and an additional $125 million by September 30, 2003, or failing to meet the June 30, 2003 requirement, if aggregate net cash proceeds of $325 million are received by September 30, 2003;

•	provided for an asset sale fee of 1.75% of the average term loan borrowings outstanding and the revolving credit facility from the amendment date through February 10, 2004, if the Company has not received an aggregate of $325 million from the sale of assets by March 31, 2004; and

•	provided that any excess leverage or asset sale fees that become payable will be paid at the earlier of the time of sale of assets from cash proceeds, or on June 30, 2005.

If the Company fails to meet the asset proceeds requirements above, the amounts payable to the senior lenders for the excess leverage and asset sale fees could total as much as approximately $36.0 million; $12.0 million for each of the three missed requirements. At September 30, 2003 the Company had not received any net cash proceeds from the sale of assets. Since the Company has not yet met the requirements that would allow the Company to avoid paying these fees, the potential fees are being accrued over the remaining life of the senior secured debt as additional interest expense. Accordingly, in the three and nine months ended September 30, 2003 the Company recorded additional interest expense of $3.2 million and $7.8 million, respectively, resulting in a current liability related to the fees of $7.8 million as of September 30, 2003. If the Company does not meet the requirements to avoid payment of the fees, the interest expense and liability recorded in 2003 will be approximately $10.9 million and the interest expense and additional liability to be recorded in 2004, 2005 and 2006 will be $12.0 million, $9.2 million and $3.5 million, respectively. At the time the Company meets any or all of the asset sale requirements, interest expense will be adjusted prospectively to reflect the reduction in the fees to be paid. See “Financial Restructuring and Divestiture Activities” in Note 1.

At September 30, 2003, the Company was not in compliance with the provisions of the Senior Secured Debt Facility and its other debt agreements. In connection with the Initial Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003 on the 1998 Notes, which resulted in a default under its debt agreements. The Company entered into the June Bank Amendment which included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company’s failure to make the scheduled interest payment on the 1998 Notes. As a result of this non-payment, the Company has classified all outstanding debt as current liabilities as of September 30, 2003.

Subsequently, in connection with the Initial Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into the July Bank Amendment that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority in outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003.

Since the expiration of the forbearance agreements on September 15, 2003, the senior lenders and the holders of the Senior Subordinated Notes continued to forbear from exercising remedies available to them under any of the indentures, except for the senior lenders’ right to receive the Post-Default interest rate (as such term is defined in the Senior Secured Debt Facility), on the Company’s senior indebtedness. The Post-Default interest rates are 2% per annum in excess of interest rates otherwise payable on base rate loans, as defined. As of September 30, 2003, the interest rates on the senior secured Tranche A Term Loan, Tranche B Term Loans, and revolving debt were 9.5%, 10% and 9.5%, respectively. The Post-Default interest rates will continue in effect until the commencement of the bankruptcy proceeding anticipated as part of the Restructuring – See Note 1.

The restatement (as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loans and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

In connection with the execution of the Letter of Intent, the Company entered into an Amendment and Forbearance with its existing senior lenders that, among other things, provides for (i) a reduction in the leverage and asset sale fees under the Senior Secured Debt Facility to an aggregate of $15 million in the event that certain conditions are satisfied, including the payment in full of the Company’s obligations under the Senior Secured Debt Facility by March 31, 2004, (ii) an increase in the leverage and asset sale fees under the Senior Secured Debt Facility to 5.25% of the aggregate amount outstanding in the event that the Senior Secured Debt Facility is not paid in full by March 31, 2004, and (iii) the forbearance by the existing senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the Company’s failure to make interest payments on its Senior

Subordinated Notes or failure to make principal payments under the Senior Secured Debt Facility. By its terms, the forbearance agreement expires on December 1, 2003, or earlier upon the happening of certain other events.

NOTE 12—INCOME TAXES

No net income tax benefits associated with the pretax losses have been recorded. The Company records deferred tax expense and liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived intangible assets. See Note 2 – Restatement.

NOTE 13—PLANT CLOSURES

In May 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. Affected employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. During the nine months ended September 30, 2003, the Company paid $0.1 million in severance and related costs and $0.6 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining accrual is minimal.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. Affected employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs was related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. During the nine months ended September 30, 2003, the Company paid $0.7 million in severance and other employee related costs and $0.6 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded as income in plant closures on the consolidated statement of operations for the nine months ended September 30, 2003 as a result of higher than expected proceeds from the disposition of the assets and the reversal of reserves on assets previously identified for disposition, which are now being used in operations. The majority of the remaining liability of $0.4 million is expected to be paid during the remainder of 2003.

NOTE 14—ADMINISTRATIVE RESTRUCTURING AND RETENTION COSTS

On April 3, 2003, the Company announced that it had restructured its corporate organization and reduced its corporate staff by approximately 75 positions through terminations and the elimination of open positions. Affected employees are receiving severance pay in accordance with the Company’s policies. In addition, retention bonuses were awarded to certain key employees who remain with the Company through June 1, 2004. The Company expects the restructuring, staff reductions and retention bonuses to result in a charge of approximately $7.0 million during periods through May 2004, and estimates that the cash impact in 2003 will be approximately $5.0 million. In the three and nine months ended September 30, 2003, the Company recorded $0.6 million and $5.1 million, respectively, as administrative restructuring and retention charges associated with this program.

NOTE 15—RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. FAS 149 has been adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 has been adopted by the Company for financial instruments entered into or modified after May 31, 2003. Due to the Restructuring, the Company is still evaluating the impact of the adoption of FAS 150 on its financial condition or results of operations.

NOTE 16—CONDENSED FINANCIAL STATEMENTS OF SUBSIDIARY

Sea Coast Foods Inc. is the Company’s only subsidiary and is a guarantor of all of the Company’s indebtedness, except the senior unsecured promissory notes. As a result, the condensed financial statements as of September 30, 2003 and December 31, 2002, and for the three and nine months ended September 30, 2003 and 2002, are included below:

SEA COAST FOODS, INC.

BALANCE SHEET

(dollars in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(As restated— See Note 2)
ASSETS
Current assets:
Accounts receivable (net of allowance of $63 and $34, respectively)	$2,186	$1,845
Inventories	6,757	13,764
Prepaid assets	3	—

Total current assets	8,946	15,609
Property, plant and equipment	1,480	—
Goodwill and intangible assets, net	6,000	8,000
Other assets	164	168

Total assets	$16,590	$23,777

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$102	$206
Accrued expenses	424	443

Total current liabilities	526	649
Due to parent	71,524	74,695

Total liabilities	72,050	75,344

Stockholder’s equity (deficit):
Common stock	1	1
Paid-in capital	200	200
Accumulated deficit	(55,661)	(51,768)

Total stockholder’s equity (deficit)	(55,460)	(51,567)

Total liabilities and stockholder’s equity (deficit)	$16,590	$23,777

SEA COAST FOODS, INC.

STATEMENT OF OPERATIONS

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net sales	$6,533	$9,345	$23,115	$32,682
Cost of goods sold	(5,476)	(6,762)	(16,875)	(24,200)

Gross profit	1,057	2,583	6,240	8,482

Brokerage, distribution and marketing expenses:
Brokerage and distribution	(644)	(639)	(2,600)	(3,277)
Consumer marketing	(7)	(98)	(281)	(864)

Total brokerage, distribution and marketing expenses	(651)	(737)	(2,881)	(4,141)
Amortization of goodwill and other intangibles	(696)	(30)	(2,099)	(90)
Selling, general and administrative expenses	(545)	(486)	(1,866)	(2,069)
Plant closures	—	—	1,045	—

Total operating expenses	(1,892)	(1,253)	(5,801)	(6,300)

Operating (loss) income	(835)	1,330	439	2,182
Interest expense, net	(1,441)	(1,399)	(4,332)	(4,226)

Loss before income taxes	(2,276)	(69)	(3,893)	(2,044)
Income tax expense	—	—	—	(3,674)

Net loss before cumulative effect of change in accounting	(2,276)	(69)	(3,893)	(5,718)
Cumulative effect of change in accounting	—	—	—	(37,298)

Net loss	$(2,276)	$(69)	$(3,893)	$(43,016)

SEA COAST FOODS, INC.

STATEMENT OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,893)	$(43,016)
Cumulative effect of change in accounting	—	37,298
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,246	120
Plant closures	(1,045)	—
Change in assets and liabilities:
Accounts receivable	(341)	(325)
Inventories	7,007	(1,131)
Prepaid expenses and other assets	(3)	(40)
Accounts payable	(104)	(238)
Accrued expenses	(19)	(509)

Net cash (used in) provided by operating activities	3,848	(7,841)

Cash flow used in investing activities:
Asset additions	(94)	(229)

Net cash used for investing activities	(94)	(229)

Cash flows from financing activities:
Intercompany borrowings (repayments)	(3,754)	8,070

Net cash from financing activities	(3,754)	8,070

Net change in cash	—	—
Beginning cash and cash equivalents	—	—

Ending cash and cash equivalents	$—	$—

NOTE 17—SUBSEQUENT EVENTS

As discussed in Note 1, on October 14, 2003, the Company announced it had revised its Initial Restructuring and had entered into the Letter of Intent with JPMP, J.W. Childs, the Committee, and CDM. Pursuant to the Letter of Intent, the Company’s previous agreement with J.W. Childs will be amended to provide for the Restructuring in which the Company will be combined with Pinnacle.

In connection with the execution of the Letter of Intent, the Company entered into an Amendment and Forbearance with its existing senior lenders that, among other things, provides for (i) a reduction in the leverage and asset sale fees under the Senior Secured Debt Facility to an aggregate of $15 million in the event that certain conditions are satisfied, including the payment in full of the Company’s obligations under the Senior Secured Debt Facility by March 31, 2004, (ii) an increase in the leverage and asset sale fees under the Senior Secured Debt Facility to 5.25% of the aggregate amount outstanding in the event that the Senior Secured Debt Facility is not paid in full by March 31, 2004, and (iii) the forbearance by the existing senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the Company’s failure to make interest payments on its Senior Subordinated Notes or failure to make principal payments under the Senior Secured Debt Facility. By its terms, the forbearance agreement expires on December 1, 2003, or earlier upon the happening of certain other events.

The Restructuring is subject to a number of conditions, including consummation of the acquisition of Pinnacle by JPMP, J.W. Childs and CDM, completion of due diligence, negotiation and execution of definitive agreements, receipt of financing, bankruptcy court approvals and regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the first quarter of 2004.

Since the date of the announcement of the definitive agreement with J.W. Childs and the Letter of Intent, the Company has engaged, and continues to engage, in discussions with J.W. Childs, JPMP, CDM, and the Company’s senior lending group and bondholders regarding the terms of the Restructuring. However, no assurance can be given that these discussions will lead to an agreement, that the conditions to closing the Restructuring will be satisfied, or that the Restructuring will ultimately be consummated.

The Company recently amended its accounts receivable sales facility (as discussed in Note 3) to extend the expiration date from November 15, 2003, to December 15, 2003.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in the Company’s Annual Report on Form 10-K and subsequent Form 10-K/A for the year ended December 31, 2002.

Restatements

The Company reevaluated its deferred tax accounting and determined that its valuation allowance for net deferred tax assets, which had been recorded by the Company at December 31, 2002, should have been recorded at December 31, 2001, and that the Company should have provided for ongoing deferred tax liabilities subsequent to January 1, 2002 (the effective date of the adoption of FAS 142) for certain of the differences between the book and tax amortization of the Company’s goodwill and indefinite lived intangibles as defined by FAS 142. The impact of the adjustments for the year ended December 31, 2001, was to increase income tax expense and net loss by $65.4 million. For the year ended December 31, 2002, the impact was to decrease tax expense by $30.9 million, increase the expense recorded for the cumulative effect of the change in accounting principle by $60.8 million, all of which increased the net loss by $29.9 million. The impact of the statement of operations for the nine months ended September 30, 2003 was to increase income tax expense and the net loss by $3.6 million. The impact on the statement of operations for the three and nine months ended September 30, 2002 was to increase income tax expense by $5.3 million and $142.7 million, respectively, increase the expense recorded for the cumulative effect of the change in accounting principle by $0 and $60.8 million, respectively, all of which increases the net loss by $5.3 million and $203.5 million, respectively. These adjustments do not affect previously recorded net sales, operating income (loss) or past or expected future cash tax obligations. While provision for this deferred tax liability is required by existing accounting literature, these potential taxes may only become payable in the event that the Company sells a brand at some future date for an amount in excess of both the tax basis of the brand at that time and the unexpired and unused net operating tax loss carryforwards (NOL). At December 31, 2002, the Company’s NOL was in excess of $600 million and expires at various times through the year 2022, primarily after 2017. This balance does not reflect any potential future limitations on utilization of the NOL resulting from transactions currently being contemplated by the Company, as described in “Financial Restructuring and Divestiture Activities” of Note 1 to the Consolidated Financial Statements included in this Form 10-Q, nor any tax planning techniques available to the Company.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements in Item 1 included herein. Unless otherwise noted, periods (2003 and 2002) in this discussion refer to the Company’s three and nine month periods ended on September 30, respectively. Amounts for the three and six months ended September 30, 2002 have been restated. See Note 2—Restatement in Item 1 for additional information.

In addition to the restatement adjustments, certain reclassifications were made. In the consolidated statements of cash flows, the change in accounts receivable sold was reclassified from a financing activity to an operating activity, and in the consolidated statement of stockholders’ deficit, the cumulative preferred dividends were reclassified from a change in the accumulated deficit to a change to additional paid in capital.

Results of Operations for the Three Months Ended September 30

The Company manages its business in three operating segments: retail, foodservice and other channels. The separate financial information of each segment is presented consistently with the manner in which results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Net sales decreased $11.3 million, or 6.2%, to $170.0 million in 2003 from $181.3 million in 2002. Total unit volume was down 8.6% during the 2003 quarter versus the prior year. In the retail segment, volume declined 12.1% from the prior year, primarily in Duncan Hines, Chef’s Choice and syrup. The Company’s unit volume was affected by reduced marketing spending and increased competitive activity in the baking mix category as well as changes in the pricing strategy for the Company’s syrup business. Unit volume for the food service segment increased 24.3% during 2003 versus the prior year, primarily due to increased shipments of Duncan Hines.

Gross profit increased $0.1 million to $68.1 million in 2003 from $68.0 million in the prior year. Gross profit in 2003 as compared to 2002 was impacted by the decline in net sales as described above. Relative improvement in gross profit was realized due to reduced trade spending and decreased slotting expense. In addition, manufacturing efficiencies and cost savings from plant closures positively impacted gross profit, offset by increased ingredient costs.

Brokerage and distribution expenses decreased $0.4 million to $21.5 million in 2003 from $21.9 million in the prior year. Brokerage and distribution expenses were lower than the prior year principally due to the lower sales volumes and lower costs of storing inventory at third party distributors due to the Company’s efforts to reduce inventory, offset by higher per unit freight costs resulting from higher fuel costs.

Consumer marketing expenses declined $1.6 million, or 35.4%, to $2.9 million in 2003 as compared to $4.5 million in 2002. This decrease was due largely to reduced consumer spending on seafood and Duncan Hines including less media advertising and reduced couponing activity as the Company introduced fewer new products in 2003.

Amortization expense increased $0.2 million, primarily due to additional amortization of the Chef’s Choice trademark, which was not being amortized during 2002. During the fourth quarter of 2002, the Company determined that this trademark had a finite life and it is now being amortized over a three-year period.

Selling, general and administrative expenses increased $1.7 million, or 13.9%, to $13.4 million in 2003 from $11.7 million in 2002 primarily due to increases in legal costs, consulting costs and incentive compensation, offset by savings from corporate staff reductions.

Administrative restructuring and retention costs of $0.6 million were recorded during 2003 related to the reduction of corporate staff by approximately 75 positions through terminations and the elimination of open positions. Affected employees are receiving severance pay in accordance with the Company’s policies. In addition, retention bonuses were awarded to certain key employees who remain with the Company through June 1, 2004, which are being charged to expense ratably over that period.

Financial restructuring and divestiture costs. The Company incurred approximately $6.6 million of legal, consulting, and investment banking costs related to the restructuring efforts during the third quarter of 2003.

Interest and financing expenses. Total interest and financing expenses decreased $1.3 million to $26.9 million in 2003 from $28.2 million last year, primarily as a result of a decrease in the net market adjustment associated with the Company’s derivative instrument, which was not effective as a hedge as determined by FAS 133, offset by $3.2 million of interest expense associated with potential additional senior debt fees. See Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

Income tax expense increased $1.3 million from $5.0 million to $6.3 million. The increase is primarily due to a non-cash tax adjustment to increase deferred tax liabilities related to certain goodwill and indefinite lived intangible assets as a result of the adoption of FAS 142. No income tax benefit associated with the pretax book loss was recorded during 2003. The Company records deferred tax expense and liabilities for the differences between the book and tax bases of certain goodwill and indefinite lived assets.

Results of Operations for the Nine Months Ended September 30

Results for the nine months ended September 30, 2002, include pretax adjustments of $20.1 million principally from changes in estimates, which included net sales adjustments of $17.7 million, principally for trade promotion costs, along with a charge to cost of sales of approximately $1 million for unresolved inventory disputes and $1.1 million charged to selling, general and administrative costs, principally associated with executive severance.

Net sales decreased $27.0 million, or 4.9%, to $521.3 million in 2003 from $548.3 million in 2002. The 2002 net sales included $17.7 million in net sales adjustments, principally for retail trade promotion costs which were a result of updated evaluations of the Company’s reserves and assumptions for such costs. Total unit volume was down 10.0% during 2003 versus the prior year. In the retail segment, volume declined 13.6% from the prior year, primarily in Duncan Hines, Chef’s Choice and syrup. The Company’s shipments to its retail customers materially lagged consumption as the trade reduced inventory levels and overall weeks of supply versus the previous year. Also, the Company’s unit volume was affected by reduced marketing spending and increased competitive activity in the baking mix category as well as changes in the pricing strategy for the Company’s syrup business. Unit volume for the food service segment increased 10.6% during 2003 versus the prior year, primarily due to increased shipments of Duncan Hines.

Gross profit increased $15.2 million, or 8.1%, to $203.7 million in 2003 from $188.5 million in the prior year. Gross profit in 2003 as compared to 2002 was impacted by the decline in net sales and the net sales adjustments described above. Relative improvement in gross profit was realized due to reduced trade spending and decreased slotting expense. In addition, manufacturing efficiencies and cost savings from plant closures positively impacted gross profit, offset by increased ingredient costs.

Brokerage and distribution expenses decreased $3.4 million, or 4.6%, to $69.4 million in 2003 from $72.8 million in the prior year. Brokerage and distribution expenses were lower than the prior year principally due to the lower sales volumes and lower costs of storing inventory at third party distributors due to the Company’s efforts to reduce inventory, offset by higher per unit freight costs resulting from higher fuel costs.

Consumer marketing expenses decreased $10.7 million, or 52.5%, to $9.6 million in 2003 as compared to $20.3 million in 2002. This decrease was due largely to reduced consumer spending on seafood, Lender’s and Duncan Hines including less media advertising and reduced couponing activity as the Company introduced fewer new products in 2003.

Amortization expense increased $1.7 million, primarily due to amortization of the Chef’s Choice trademark, which was not being amortized during 2002. During the fourth quarter of 2002, the Company determined that this trademark had a finite life and it is now being amortized over a three-year period.

Selling, general and administrative expenses decreased $1.9 million, or 4.2%, to $42.2 million in 2003 from $44.1 million to in 2002 primarily due to corporate staff reductions and reduction in costs for market research and share data, offset by increases in legal costs, consulting costs and incentive compensation.

Administrative restructuring and retention costs of $5.1 million were recorded during 2003 related to the reductions of corporate staff by approximately 75 through terminations and the elimination of open positions. Affected employees are receiving severance pay in accordance with the Company’s policies. In addition, retention bonuses were awarded to certain key employees who remain with the Company through June 1, 2004, which are being charged to expense ratably over that period. The Company expects the administrative restructuring and retention costs to result in a total charge by June 1, 2004 of approximately $7.0 million and estimates that the cash impact in 2003 will be approximately $5.0 million. Management expects annualized savings of approximately $10 million.

Financial restructuring and divestiture costs. As of September 30, 2003, the Company had incurred approximately $8.5 million of legal, consulting, and investment banking costs related to the restructuring efforts. As of September 30, 2003, the Company had incurred approximately $2.3 million of legal, accounting, and investment banking costs related to the divestiture process. Beginning in the second quarter of 2003, such costs were expensed due to the uncertainty that a divestiture transaction would be completed.

Plant closures. During October 2002, the Company announced its intention to close its Yuba City, California, facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at the Yuba City facility ceased during 2003 and the facility was sold on June 30, 2003. During the nine months ended September 30, 2003, the Company paid $0.7 million in severance and other employee related costs and $0.6 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded in plant closures on the consolidated statement of operations as a result of higher that expected proceeds from the disposition of the assets and the reinstatement of assets previously anticipated to be sold. The majority of the remaining liability of $0.4 million is expected to be paid during the remainder of 2003.

During the second quarter of 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. During the nine months ended September 30, 2003, the Company paid $0.1 million in severance and related costs and $0.6 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining accrual is minimal.

Interest and financing expenses. Total interest and financing expense decreased $6.9 million, or 7.9%, to $79.7 million in 2003 from $86.6 million in 2002 primarily as a result of a decrease in the net market adjustment associated with the Company’s derivative instrument, which was not effective as a hedge as determined by FAS 133 and lower average interest rates, offset by $ 7.8 million of interest expense associated with potential additional senior debt fees. See Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

Income tax expense decreased $98.6 million from $114.5 million to $15.9 million. The decrease is primarily due to a non-cash tax adjustment in the first quarter of 2002 to establish a valuation allowance against the deferred tax assets, as it was no longer reasonable to estimate the period of reversal, if any, for deferred tax liabilities related to certain goodwill and indefinite lived intangible assets as the result of the adoption of FAS 142. No income tax benefit associated with the pretax loss was recorded during 2003. The Company records deferred tax liabilities for differences between the book and tax bases of certain goodwill and indefinite lived intangible assets.

Cumulative effect of change in accounting. As a result of the adoption of FAS 142, effective January 1, 2002, the Company recorded a cumulative effect of a change in accounting principle of $228.2 million, as restated, in the accompanying statement of operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, the Company generated $34.4 million from operations versus using $38.3 million in the prior year. This $72.7 million improvement in cash provided by operations was primarily the result of an increase in operating earnings of $46.1 million over the prior year to $60.0 million from $13.9 million in 2002. The 2002 operating earnings included non-cash plant closure charges of $26.0 million, while the 2003 included a non-cash plant closure gain of $2.4 million. Working capital changes provided $22.9 million in 2003 versus using $34.5 million in 2002.

Cash used for asset additions declined to $5.8 million in 2003 from $18.7 million in 2002. There were no major capital expenditures in 2003, while 2002 included expenditures related to the move of syrup production to the Company’s St. Elmo, Illinois, facility. The proceeds from the sale of assets increased to $2.1 million from $0.4 million in 2002 primarily due to the sale of the Company’s Yuba City, California, facility in the second quarter of 2003.

In the nine months ended September 30, 2003, the Company repaid a total of $21.6 million of borrowings for scheduled senior secured debt repayments and borrowed an additional $13.4 million under its revolving credit facility. In 2002, the Company borrowed an additional $24.2 million under the revolving credit facility, $35.0 million from the Company’s senior secured lenders and $24.3 million from senior secured and unsecured promissory notes, while repaying $27.3 million of scheduled senior secured debt payments.

The Company continues to be highly leveraged. At November 5, 2003, the Company had outstanding approximately $1.08 billion in aggregate principal indebtedness for borrowed money and had approximately $37.7 million of cash and available borrowing capacity under its accounts receivable sales facility. The Company has no availability under its revolving credit facility. The degree to which the Company is leveraged results in significant cash interest expense and principal repayment obligations and such interest expense may increase with respect to its senior secured credit facilities based on changes in prevailing interest rates.

As discussed in Note 1 of the Consolidated Financial Statements, the Company announced in July 2003 that it was undertaking a comprehensive financial restructuring (“Initial Restructuring”), designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Initial Restructuring, the Company entered into a definitive agreement with J.W. Childs Equity Partners, L.P. III (“J.W. Childs”), an affiliate of J.W. Childs Associates, L.P. Under the terms of the definitive agreement, J.W. Childs would make a $200 million investment in the Company for a 65.6% equity interest in the reorganized company. The equity transaction would be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the second half of 2003. The Company has subsequently announced that it had revised its Initial Restructuring and had entered into a letter of intent (“Letter of Intent”), dated October 13, 2003, with J.P. Morgan Partners LLC (“JPMP”), J.W. Childs, an informal committee of bondholders representing approximately 50% of the Company’s outstanding senior subordinated notes (the “Committee”) and C. Dean Metropoulos and Co. (“CDM”). Pursuant to the Letter of Intent, the Company’s previous agreement with J.W. Childs will be amended to provide for a comprehensive restructuring transaction (the “Restructuring”) in which the Company will be combined with Pinnacle Foods Corporation (“Pinnacle”). The Company believes its liquidity is sufficient to fund its operations up to the projected bankruptcy filing.

In connection with the Initial Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003 on the 8.75% senior subordinated notes issued on July 1, 1998 (the “1998 Notes”), which resulted in a default under its debt agreements. The Company entered into an Amendment and Forbearance, dated as of June 30, 2003 (the “June Bank Amendment”), with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the amended and restated senior credit agreement dated November 1, 1999 (as amended, supplemented, or otherwise modified from time to time, the “Senior Secured Debt Facility”). The June Bank Amendment included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company’s failure to make the scheduled interest payment on the 1998 Notes. As a result of this non-payment, the Company has classified all outstanding debt as current liabilities as of September 30, 2003.

Subsequently, also in connection with the Initial Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 9.875% senior subordinated notes issued on February 10, 1997 and July 1, 1997 (the “1997 Notes” and together with the 1998 Notes, the “Senior Subordinated Notes”), which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into an Amendment, Forbearance and Waiver (the “July Bank Amendment”) that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority of the outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003.

Since the expiration of the forbearance agreements on September 15, 2003, the senior lenders and the holders of the Senior Subordinated Notes continued to forbear from exercising remedies available to them under any of the indentures, except for the senior lenders’ right to receive the Post-Default interest rate (as such term is defined in the Senior Secured Debt Facility), on the Company’s senior indebtedness. The Post-Default interest rates are 2% per annum in excess of interest rates otherwise payable on base rate loans, as defined. As of September 30, 2003, the interest rates on the senior secured Tranche A Term Loan, Tranche B Term Loans, and revolving debt were 9.5%, 10% and 9.5%, respectively. The Post-Default interest rates will continue in effect until the commencement of the bankruptcy proceeding anticipated as part of the Restructuring—See Note 1 to the Consolidated Financial Statements included in this Form 10-Q.

The restatement (as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loans and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

In connection with the execution of the Letter of Intent, the Company entered into an Amendment and Forbearance with its existing senior lenders that, among other things, provides for (i) a reduction in the leverage and asset sale fees under the Senior Secured Debt Facility to an aggregate of $15 million in the event that certain conditions are satisfied, including the payment in full of the Company’s obligations under the Senior Secured Debt Facility by March 31, 2004, (ii) an increase in the leverage and asset sale fees under the Senior Secured Debt Facility to 5.25% of the aggregate amount outstanding in the event that the Senior Secured Debt Facility is not paid in full by March 31, 2004, and (iii) the forbearance by the existing senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the Company’s failure to make interest payments on its Senior Subordinated Notes or failure to make principal payments under the Senior Secured Debt Facility. By its terms, the forbearance agreement expires on December 1, 2003, or earliest upon the happening of certain other events.

Interest Rate Agreements

At September 30, 2003, the Company was party to a single interest rate collar agreement. On March 17, 2003, the Company’s fixed to floating interest rate swap agreement with a notional principal amount of $150.0 million expired. Risks associated with the interest rate collar agreement includes those associated with changes in the market value and interest rates. The Company has determined that the interest rate collar agreement is not effective as a hedge under FAS 133 and changes in its fair value are recognized in current period earnings. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company has entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company’s debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003. In the event the Company files bankruptcy, the Company believes that the net market value of the derivative will become due and payable.

Financial Restructuring and Divestiture Activities

In July 2003, the Company announced that it was undertaking a comprehensive financial restructuring designed to reduce the Company’s outstanding indebtedness, strengthen its balance sheet and improve its liquidity. As part of the Initial Restructuring, the Company entered into a definitive agreement with J.W. Childs, pursuant to which J.W. Childs would make a $200 million investment in the Company for a 65.6% equity interest in the reorganized company, subject to the terms and conditions contained therein.

On October 14, 2003, the Company announced that it had revised its previously announced financial restructuring and has entered into the Letter of Intent. Pursuant to the Letter of Intent, the Company’s previous agreement with J.W. Childs will be amended to provide for the Restructuring in which the Company will be combined with Pinnacle.

See “Financial Restructuring and Divestiture Activities” in Note 1 to the Consolidated Financial Statements included in this Form 10-Q. The Restructuring is expected to be effected through a pre-negotiated bankruptcy reorganization case under Chapter 11 of the U.S. Bankruptcy Code to commence during the fourth quarter of 2003.

Plant Closures

In May 2002, the Company announced its intention to close its West Seneca, New York, Lender’s bagel manufacturing facility. As a result of this decision, production at West Seneca ceased on May 31, 2002, with the formal closing on July 2, 2002. The closing resulted in the elimination of all 204 jobs. The Company anticipates annual savings of $8.0 million related to closing this facility. Affected employees received severance pay in accordance with the Company’s policies and union agreements. The Company recorded charges of $32.4 million during 2002 in connection with the shutdown of the West Seneca facility. The non-cash portion of the charges was approximately $28.2 million and is attributable to the write-down of property, plant and equipment, with the remaining $4.2 million of cash costs related to severance and other employee related costs of $3.0 million, and other costs necessary to maintain and dispose of the facility of $1.2 million. During the nine months ended September 30, 2003, the Company paid $0.1 million in severance and related costs and $0.6 million of other costs related to closing and sale of the facility. No adjustments were made to recorded liabilities and the remaining liability is minimal.

On October 30, 2002, the Company announced its intention to close its Yuba City, California facility where the Company manufactured specialty seafood and Chef’s Choice products. As a result of this decision, production at the Yuba City facility ceased in early 2003. The closing resulted in the elimination of all 155 jobs. The Company anticipates annual savings of $4.0 million related to closing this facility. Affected employees received severance pay in accordance with the Company’s policies. As a result the Company recorded a charge of $6.7 million during the fourth quarter of 2002. The non-cash portion of the charge of approximately $4.9 million was attributable to the write-down of property, plant and equipment. The remaining $1.8 million of cash costs was related to severance and other employee related costs of $0.9 million and other costs necessary to maintain and dispose of the facility of $0.9 million. During the nine months ended September 30, 2003, the Company paid $0.7 million in severance and other employee related costs and $0.6 million in facility related costs. Approximately $2.7 million was recorded as an adjustment to the recorded liabilities and recorded in plant closures on the consolidated statement of operations as a result of higher than expected proceeds from the disposition of the assets and the reinstatement of assets previously anticipated to be sold. The majority of the remaining liability of $0.4 million is expected to be paid during the remainder of 2003.

Administrative Restructuring and Retention Costs

On April 3, 2003, the Company announced that it had restructured its corporate organization and reduced its corporate staff by approximately 75 positions through terminations and the elimination of open positions. Affected employees are receiving severance pay in accordance with the Company’s policies. In addition, retention bonuses were awarded to certain key employees who remain with the Company through June 1, 2004. The Company expects the restructuring, staff reductions and retention bonuses to result in a charge of approximately $7.0 million during periods through May 2004, and estimates that the cash impact in 2003 will be approximately $5.0 million. In the three and nine months ended September 30, 2003, the Company recorded $0.6 million and $5.1 million, respectively, as administrative restructuring and retention charges associated with this program. Management expects annualized savings of approximately $10 million.

Intangible Assets Impairment Test—Fourth Quarter of 2003

In accordance with FAS 142 and the Company’s policies, the Company will perform the annual impairment test for goodwill and other indefinite-lived intangibles during the fourth quarter of 2003. The 2003 profit contribution of the brands are in line with 2003 financial plans, nevertheless, it is possible that the impairment test will result in the Company recording additional expense during the fourth quarter of 2003.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. FAS 149 has been adopted by the Company for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of FAS 149 to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 has been adopted by the Company for financial instruments entered into or modified after May 31, 2003. Due to the Restructuring, the Company is still evaluating the impact of the adoption of FAS 150 on its financial condition or results of operations.

Subsequent Events

As discussed in Note 1 to the Consolidated Financial Statements included in this Form 10-Q, on October 14, 2003, the Company announced it had revised its Initial Restructuring and had entered into the Letter of Intent with JPMP, J.W. Childs, the Committee, and CDM. Pursuant to the Letter of Intent, the Company’s previous agreement with J.W. Childs will be amended to provide for the Restructuring in which the Company will be combined with Pinnacle.

In connection with the execution of the Letter of Intent, the Company entered into an Amendment and Forbearance with its existing senior lenders that, among other things, provides for (i) a reduction in the leverage and asset sale fees under the Senior Secured Debt Facility to an aggregate of $15 million in the event that certain conditions are satisfied, including the payment in full of the Company’s obligations under the Senior Secured Debt Facility by March 31, 2004, (ii) an increase in the leverage and asset sale fees under the Senior Secured Debt Facility to 5.25% of the aggregate amount outstanding in the event that the Senior Secured Debt Facility is not paid in full by March 31, 2004, and (iii) the forbearance by the existing senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the Company’s failure to make interest payments on its Senior Subordinated Notes or failure to make principal payments under the Senior Secured Debt Facility. By its terms, the forbearance agreement expires on December 1, 2003, or earlier upon the happening of certain other events.

The Restructuring is subject to a number of conditions, including consummation of the acquisition of Pinnacle by JPMP, J.W. Childs and CDM, completion of due diligence, negotiation and execution of definitive agreements, receipt of financing, bankruptcy court approvals and regulatory approvals. Subject to the satisfaction of these conditions, the Company expects to complete the Restructuring in the first quarter of 2004.

Since the date of the announcement of the definitive agreement with J.W. Childs and the Letter of Intent, the Company has engaged, and continues to engage, in discussions with J.W. Childs, JPMP, CDM, and the Company’s senior lending group and bondholders regarding the terms of the Restructuring. However, no assurance can be given that these discussions will lead to an agreement, that the conditions to closing the Restructuring will be satisfied, or that the Restructuring will ultimately be consummated.

The Company recently amended its accounts receivable sales facility (as discussed in Note 3 to the Consolidated Financial Statements included in this Form 10-Q) to extend the expiration date from November 15, 2003, to December 15, 2003.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company’s stockholders. Certain statements, including, without limitation, statements containing the words “believes,” “anticipates,” “intends,” “expects,” “estimates” and words of similar import constitute “forward-looking statements” and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors could include, among others: the Company’s ability to successfully complete the amount and timing of required asset divestitures; successfully complete the financial restructuring transaction; changes in interest rates; the availability of funding for operations; the ability of the Company to service its high level of indebtedness; the ability of management to implement a successful strategy; the ability of the Company to develop and maintain effective internal controls; the ability of the Company to successfully integrate the Company’s brands; the ability of the Company to reduce expenses; the ability of the Company to retain key personnel; the ability of the Company to retain key customers; the ability of the Company to successfully introduce new products; the Company’s success in increasing volume; the effectiveness of the Company’s advertising campaigns; the ability of the Company to successfully leverage its brands; the ability of the Company to develop and maintain effective distribution channels; the ability of the Company to grow and maintain its market share; the actions of the Company’s competitors; general economic and business conditions; industry trends; demographics; raw material costs; terms and development of capital; the ultimate outcome of asserted and unasserted claims against the Company; and changes in, or the failure or inability to comply with, governmental rules and regulations, including, without limitation, FDA and environmental rules and regulations. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Unless otherwise required by law, the Company disclaims an obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has entered into interest rate swap and collar agreements for non-trading purposes. At September 30, 2003, the Company was party to a single interest rate collar agreement, as its interest rate swap agreement with a notional principal amount of $150.0 million expired on March 17, 2003. Risks associated with the collar agreement include those associated with changes in the market value and interest rates. The Company is generally a beneficiary of lower interest rates. To reduce the risk associated with rising interest rates, the Company entered into swap and collar agreements, which have the effect of fixing the interest rates or limiting this risk on a portion of its variable rate debt. Conversely, when interest rates decline, the Company benefits, but on a reduced basis on the amounts subject to these interest rate agreements. As the Company’s debt financing portfolio has not changed significantly since December 31, 2002, the risks associated with fluctuations in market interest rates have not changed significantly in 2003 except to the extent that $150 million of variable rate debt is no longer subject to the interest rate swap which expired on March 17, 2003.

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

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

The Company is a defendant in an action filed by a former employee in the U. S. District Court in the Eastern District of Missouri. The plaintiff alleged breach of contract, fraud and negligent misrepresentation as well as state law securities claims, and alleged damages in the amount of $3.7 million. In the first quarter of 2002, the plaintiff’s federal and state securities law claims were dismissed and the remaining claims were remanded to the Circuit Court for the City of St. Louis. Since the remand, the plaintiff has added claims for breach of contract and fiduciary duty, and for negligent misrepresentation and tortious interference with business expectancy. In October 2003, a formal mediation among the plaintiff and all defendants was held and the case was tentatively settled, terms of which are now being finalized.

The Company is a defendant in an action filed by the State of Illinois regarding the Company’s St. Elmo facility. The Illinois Attorney General filed a complaint seeking a restraining order prohibiting further discharges by the City from its publicly owned wastewater treatment facility in violation of Illinois law and enjoining the Company from discharging its industrial waste into the City’s treatment facility. The complaint also asked for fines and penalties associated with the City’s discharge from its treatment facility and the Company’s alleged operation of its production facility without obtaining a state environmental operating permit. On June 19, 2003, the Company and the Illinois Attorney General executed an Agreed Injunction Order settling all allegations in the complaint against the Company, other than any potential monetary fine or penalty. The Company intends to vigorously defend any future claim for fines or penalties.

The Company is also subject to litigation in the ordinary course of business. In the opinion of management, the ultimate outcome of any existing litigation would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. When it becomes probable that a claim will be incurred and amounts are estimable, the Company records expense and a liability for litigation and contingencies.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

In connection with the Initial Restructuring, the Company elected not to pay the $8.8 million interest payment due on July 1, 2003 on the 1998 Notes, which resulted in a default under its debt agreements. The Company entered into the June Bank Amendment, with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility. The June Bank Amendment included a forbearance by the senior lenders under the Senior Secured Debt Facility providing that such lenders would not exercise any remedies available under any of the Loan Documents (as such term is defined in the Senior Secured Debt Facility) solely as a result of any potential or actual event of default arising under the terms of the Senior Secured Debt Facility by virtue of the Company’s failure to make the scheduled interest payment on the 1998 Notes. As a result of this non-payment, the Company has classified all outstanding debt as current liabilities as of September 30, 2003.

Subsequently, also in connection with the Initial Restructuring, the Company elected not to pay the $9.8 million interest payment due on August 15, 2003 on the 1997 Notes, which resulted in a default under its debt agreements. Subsequent to entering into the June Bank Amendment, the Company entered into two other forbearance agreements with the senior lenders with respect to its election to withhold payment of interest when due on each series of its outstanding Senior Subordinated Notes. On July 30, 2003, the Company entered into the July Bank Amendment that (i) extended the original forbearance granted under the June Bank Amendment, (ii) provided for the forbearance by the senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the potential failure to pay interest on the Senior Subordinated Notes and (iii) provided for a waiver of any default under the Senior Secured Debt Facility arising from the failure by the Company to conduct certain conference calls with, and provide certain progress reports to, the senior lenders with respect to the Company’s asset sales. Additionally, on July 31, 2003, the Company entered into a forbearance agreement with noteholders possessing a majority of the outstanding principal amount of the Senior Subordinated Notes whereby such noteholders agreed to forbear from exercising any remedies available to them under any of the indentures governing the Senior Subordinated Notes solely as a result of any potential or actual event of default arising by virtue of the Company’s failure to make any scheduled interest payments on the Senior Subordinated Notes. By their terms, both forbearance agreements expired on September 15, 2003.

Since the expiration of the forbearance agreements, on September 15, 2003, the senior lenders and the holders of the Senior Subordinated Notes continued to forebear from exercising remedies available to them under any of the indentures, except for the senior lenders’ right to receive the Post-Default interest rate (as such term is defined in the Senior Secured Debt Facility) on the Company’s senior indebtedness. The Post-Default interest rates are 2% per annum in excess of interest rates otherwise payable on base rate loans, as defined. As of September 30, 2003, the interest rates on the senior secured Tranche A Term Loan, Tranche B Term Loans, and revolving debt were 9.5%, 10% and 9.5%, respectively. The Post-Default interest rates will continue in effect until the commencement of the bankruptcy proceeding anticipated as part of the Restructuring.

The restatement (as discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-Q) would have resulted in a technical default under the Senior Secured Debt Facility. However, on August 14, 2003, the Company entered into a Waiver and Forbearance with lenders holding more than 51% of the term loan and revolving credit facility borrowings under the Senior Secured Debt Facility, which (i) extended the forbearance granted under both the June Bank Amendment and the July Bank Amendment through September 15, 2003, and (ii) provided for a waiver of any default under the Senior Secured Debt Facility arising in connection with any failure by the Company to deliver financial statements prepared in conformity with GAAP (as a result of the restatement) and without a “going concern” qualification for the fiscal years ended December 31, 2002 and 2001, as well as interim months and quarters.

In connection with the execution of the Letter of Intent, the Company entered into an Amendment and Forbearance with its existing senior lenders that, among other things, provides for (i) a reduction in the leverage and asset sale fees under the Senior Secured Debt Facility to an aggregate of $15 million in the event that certain conditions are satisfied, including the payment in full of the Company’s obligations under the Senior Secured Debt Facility by March 31, 2004, (ii) an increase in the leverage and asset sale fees under the Senior Secured Debt Facility to 5.25% of the aggregate amount outstanding in the event that the Senior Secured Debt Facility is not paid in full by March 31, 2004, and (iii) the forbearance by the existing senior lenders from exercising remedies under the Senior Secured Debt Facility arising from the Company’s failure to make interest payments on the Senior Subordinated Notes or failure to make principal payments under the Senior Secured Debt Facility.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

See Exhibit Index.

(b) Reports on Form 8-K during the quarter ended September 30, 2003:

July 3, 2003	The Company filed a current report on Form 8-K to report under Item 5 its intention to undertake a comprehensive financial restructuring.

July 15, 2003	The Company filed a current report on Form 8-K to report under Item 1(b) its definitive agreement with J.W. Childs Associates, L.P.

August 19, 2003	The Company filed a current report on Form 8-K to (i) report under Item 5 its election to defer interest payments on the 1997 Notes and (ii) report under Item 12 its financial results for the second quarter ended June 30, 2003, and that the financial results of the years ended December 31, 2002 and 2001, as well as interim quarters, would be restated to reflect adjustments to deferred taxes.

September 16, 2003	The Company filed a current report on Form 8-K to report under Item 5 that it has requested that its senior lenders and noteholders formally extend the forbearance agreements which expired in accordance with their terms on September 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA FOODS INC.

By:	/s/ Dale F. Morrison

Dale F. Morrison Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ William R. McManaman

William R. McManaman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement, dated as of July 11, 2003, by and between Aurora Foods Inc. and J.W. Childs Equity Partners III, L.P. (Incorporated by reference to Exhibit 2.1 to the Aurora Foods Inc. Form 8-K filed on July 15, 2003).

10.1	First Amendment to the Production Agreement, dated August 7, 2003, by and between Aurora Foods Inc. and Gilster-Mary Lee Corporation.

10.2	First Amendment to the Processing Production Agreement, dated August 8, 2003, by and between Aurora Foods Inc. and Olmarc Packaging Co.

10.3	Agreement in Principle, dated July 1, 2003, by and between Aurora Foods Inc. and J.W. Childs Equity Partners III, L.P. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 8-K filed on July 3, 2003).

10.4	Amendment and Forbearance, dated as of June 30, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of November 1999, among Aurora Foods Inc., the financial institutions party thereto and the agents (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 8-K filed on July 3, 2003).

10.5	Letter Agreement, dated June 30, 2003, between Aurora Foods Inc. and JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.3 to the Aurora Foods Inc. Form 8-K filed on July 3, 2003).

10.6	Waiver and Forbearance, dated as of August 14, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of November 1, 1999, among Aurora Foods Inc., the financial institutions parties thereto and the agents thereunder (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 8-K filed on August 19, 2003).

10.7	Letter of Intent, dated as of October 13, 2003, among Aurora Foods Inc., J.P. Morgan Partners LLC, J.W. Childs Equity Partners III, L.P. and C. Dean Metropoulos and Co. (Incorporated by reference to Exhibit 10.1 to the Aurora Foods Inc. Form 8-K filed on October 14, 2003).

10.8	Amendment and Forbearance, dated as of October 9, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of November 1, 1999, as amended, among Aurora Foods Inc., the financial institutions party thereto and the agents (Incorporated by reference to Exhibit 10.2 to the Aurora Foods Inc. Form 8-K filed on October 14, 2003).

31.1	Certification of Chairman of the Board and Interim Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.